Form 10-Q
period 2012-09-30
Capital Bank Financial Corp.
filed 2012-11-14
CIK 1479750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

Commission File Number 000-1479750

CAPITAL BANK FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	27-1454759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Alhambra Plaza Suite 1601 Coral Gables, Florida 33134

(Address of principal executive offices) (Zip Code)

(305)-670-0200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “ large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	55,844,158
Class	Outstanding as of October 31, 2012

CAPITAL BANK FINANCIAL CORP.

FORM 10-Q

For the Quarter Ended September 30, 2012

Capital Bank Financial Corp.

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Unaudited)

(dollars and shares in thousands, except per share data)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$94,406	$87,637
Interest-bearing deposits with banks	367,796	611,137
Federal funds sold	—	11,189

Total cash and cash equivalents	462,202	709,963

Trading securities	—	637
Investment securities available-for-sale (amortized cost $961,961 and $813,167 at September 30, 2012 and December 31, 2011, respectively)	982,309	826,274
Loans held for sale	12,928	20,746
Loans, net of deferred loan costs and fees	4,059,284	4,281,717
Less: Allowance for loan losses	51,587	34,749

Loans, net	4,007,697	4,246,968

Other real estate owned	144,621	168,781
Receivable from FDIC	9,294	13,315
Indemnification asset	56,544	66,282
Premises and equipment, net	165,028	159,730
Goodwill	115,960	115,960
Intangible assets, net	23,370	26,692
Deferred income tax asset, net	170,293	140,047
Accrued interest receivable and other assets	86,932	90,985

Total assets	$6,237,178	$6,586,380

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing demand	$721,785	$683,258
Time deposits	1,788,271	2,189,436
Money market	867,238	868,375
Savings	424,785	296,355
Negotiable order of withdrawal accounts	1,045,177	1,087,760

Total deposits	4,847,256	5,125,184

Federal Home Loan Bank advances	—	221,018
Short-term borrowings	41,694	54,533
Long-term borrowings	140,766	140,101
Accrued interest payable and other liabilities	57,331	54,634

Total liabilities	5,087,047	5,595,470

Shareholders’ Equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 32,646 and 20,028 shares issued and outstanding	326	200
Common stock-Class B $0.01 par value: 200,000 shares authorized, 23,198 and 26,122 shares issued and outstanding	232	261
Additional paid in capital	1,073,073	890,627
Retained earnings	63,997	18,150
Accumulated other comprehensive income	12,503	7,167
Noncontrolling interest	—	74,505

Total shareholders’ equity	1,150,131	990,910

Total liabilities and shareholders’ equity	$6,237,178	$6,586,380

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Income

The Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Interest and dividend income
Loans, including fees	$64,866	$57,435	$199,476	$136,137
Investment securities
Taxable interest income	3,738	5,193	14,516	14,253
Tax-exempt interest income	175	405	663	896
Dividends	18	35	48	100
Interest-bearing deposits in other banks	181	498	468	1,796
Federal Home Loan Bank stock	460	154	1,293	386
Federal funds sold	—	3	8	3

Total interest and dividend income	69,438	63,723	216,472	153,571

Interest expense
Deposits	7,023	7,491	22,181	20,468
Long-term borrowings	1,951	1,357	5,823	3,356
Federal Home Loan Bank advances	115	640	884	1,939
Borrowings	15	18	53	68

Total interest expense	9,104	9,506	28,941	25,831

Net interest income	60,334	54,217	187,531	127,740
Provision for loan losses	5,771	11,846	17,755	21,606

Net interest income after provision for loan losses	54,563	42,371	169,776	106,134

Noninterest income
Service charges on deposit accounts	5,058	3,256	17,381	7,321
Fees on mortgage loans originated and sold	1,612	669	3,920	1,849
Investment advisory and trust fees	85	442	379	1,242
FDIC indemnification asset accretion	850	2,341	1,008	5,199
Debit card income	2,442	1,623	7,792	3,434
Legal settlements and insurance recoveries	3,460	—	3,460	—
Other income	2,022	1,128	4,943	2,796
Investment securities gains, net	4,918	3,176	8,610	3,194
Other-than-temporary impairment losses on investments:
Gross impairment loss	—	(459)	(44)	(571)
Less: Impairments recognized in other comprehensive income	—	223	—	335

Net impairment losses recognized in earnings	—	(236)	(44)	(236)

Total noninterest income	20,447	12,399	47,449	24,799

Noninterest expense
Salaries and employee benefits	25,202	20,818	80,881	55,168
Net occupancy and equipment expense	10,985	7,428	32,437	19,122
Foreclosed asset related expense	9,649	5,584	19,006	8,428
Conversion and merger related expense	3,894	1,779	6,939	6,528
Professional fees	5,069	4,068	15,266	8,137
Loss (gain) on extinguishment of debt	2,946	(416)	3,267	(416)
Legal and insurance settlement expense	1,755	—	2,752	—
Computer services	2,368	1,925	6,913	4,248
FDIC and stock assessments	1,655	1,061	4,955	4,380
Other expense	6,027	6,581	19,001	15,758

Total noninterest expense	69,550	48,828	191,417	121,353

Income before income taxes	5,460	5,942	25,808	9,580
Income tax expense (benefit)	(32,385)	2,193	(24,573)	3,451

Net income before attribution of noncontrolling interests	37,845	3,749	50,381	6,129
Net income attributable to noncontrolling interests	2,762	538	4,534	932

Net income attributable to Capital Bank Financial Corp.	$35,083	$3,211	$45,847	$5,197

Basic income per share	$0.76	$0.07	$1.01	$0.12

Diluted income per share	$0.75	$0.07	$1.00	$0.11

The accompanying notes are an integral part of these financial statements.

CAPITAL BANK FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

The Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(Dollars and shares in thousands, except per share amounts)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net income	$37,845	$3,749	$50,381	$6,129
Other comprehensive income before tax:
Unrealized holding gains on available for sale securities	6,374	4,734	15,680	21,352
Less: Reclassification adjustments for gains recognized in income	(4,913)	(3,048)	(8,439)	(3,116)

Other comprehensive income, before tax	1,461	1,686	7,241	18,236
Tax effect	(564)	(530)	(2,792)	(6,819)

Other comprehensive income, net of tax	897	1,156	4,449	11,417

Comprehensive income	$38,742	$4,905	$54,830	$17,546
Less: Comprehensive income attributable to noncontrolling interest	2,803	615	4,895	1,962

Comprehensive income attributable to Capital Bank Financial Corp.	$35,939	$4,290	$49,935	$15,584

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Statements of Changes in Shareholders’ Equity

The Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(Dollars in thousands)	Shares Common Stock Class A	Class A Stock	Shares Common Stock Class B	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, July 1, 2012	20,334	$203	26,122	$261	$901,296	$28,914	$10,399	$76,610	$1,017,683
Net income						35,083		2,762	37,845
Other comprehensive income, net of tax expense of $564							856	41	897
Stock based compensation					4,242				4,242
Issuance of shares for noncontrolling interest	3,706	37			78,128		1,248	(79,413)	—
Initial public offering	5,682	57			89,407				89,464
Conversion of shares	2,924	29	(2,924)	(29)					—

Balance, September 30, 2012	32,646	$326	23,198	$232	$1,073,073	$63,997	$12,503	$—	$1,150,131

	Shares Common Stock Class A	Class A Stock	Shares Common Stock Class B	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, July 1, 2011	20,852	$208	25,298	$253	$882,896	$13,924	$6,607	$48,846	$952,734
Net income						3,211		538	3,749
Other comprehensive income, net of tax expense of $530							1,079	77	1,156
Conversion of shares	(665)	(6)	665	6					—
Stock based compensation					2,785				2,785
Origination of noncontrolling interest								26,814	26,814
Merger of GreenBank. into Capital Bank, NA					180			(180)	—
Rights offerings of subsidiaries					(688)			692	4

Balance, September 30, 2011	20,187	$202	25,963	$259	$885,173	$17,135	$7,686	$76,787	$987,242

(Continued)

(Continued)

	Shares Common Stock Class A	Class A Stock	Shares Common Stock Class B	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, January 1, 2012	20,028	$200	26,122	$261	$890,627	$18,150	$7,167	$74,505	$990,910
Net income						45,847		4,534	50,381
Other comprehensive income, net of tax expense of $2,792							4,088	361	4,449
Restricted stock grants	306	3			(3)				—
Stock based compensation					14,914			13	14,927
Issuance of shares for noncontrolling interest	3,706	37			78,128		1,248	(79,413)	—
Initial public offering	5,682	57			89,407				89,464
Conversion of shares	2,924	29	(2,924)	(29)					—

Balance, September 30, 2012	32,646	$326	23,198	$232	$1,073,073	$63,997	$12,503	$0	$1,150,131

	Shares Common Stock Class A	Class A Stock	Shares Common Stock Class B	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, January 1, 2011	21,384	$214	23,736	$237	$865,673	$11,938	$(2,759)	$5,933	$881,236
Net income						5,197		932	6,129
Other comprehensive income, net of tax expense of $6,819							10,387	1,030	11,417
Conversion of shares	(2,227)	(22)	2,227	22					—
Restricted stock grants	1,030	10			(10)				—
Stock based compensation					6,219				6,219
Origination of noncontrolling interest								70,599	70,599
Merger of TIB Bank, Old Capital Bank and GreenBank, into Capital Bank, NA					1,577			(1,577)	—
Rights offerings of subsidiaries					11,714		58	(130)	11,642

Balance, September 30, 2011	20,187	$202	25,963	$259	$885,173	$17,135	$7,686	$76,787	$987,242

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Cash Flows

The Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(dollars in thousands)	2012	2011
Cash flows from operating activities
Net income	$50,381	$6,129
Adjustments to reconcile net income to net cash (used in) operating activities
Accretion of acquired loans	(142,024)	(110,887)
Depreciation and amortization	12,111	(2,239)
Provision for loan losses	17,755	21,606
Deferred income tax	(33,037)	(2,725)
Net amortization of investment securities premium/discount	9,209	6,126
Write down of investment securities	44	—
Net realized gains on sales of investment securities	(8,610)	(2,958)
Stock-based compensation expense	14,927	6,362
Gain on sales of OREO	(3,908)	(2,090)
OREO valuation adjustments	15,499	5,434
Other	(1,184)	(87)
Loss (gain) on extinguishment of debt	3,267	(416)
Mortgage loans originated for sale	(137,633)	(68,306)
Proceeds from sales of mortgage loans originated for sale	149,370	65,517
Fees on mortgage loans sold	(3,920)	(1,849)
Accretion of indemnification asset	(1,008)	(5,199)
Loss on sale/disposal of premises and equipment	85	—
Proceeds from FDIC loss share agreements	19,264	68,653
Change in accrued interest receivable and other assets	(1,593)	11,577
Change in accrued interest payable and other liabilities	2,685	(7,244)

Net cash used in by operating activities	(38,320)	(12,596)

Cash flows from investing activities
Purchases of investment securities	(666,605)	(327,790)
Sales of investment securities	340,026	227,025
Repayments of principal and maturities of investment securities available for sale	177,781	206,217
Net sales of FHLB and Federal Reserve stock	1,147	4,655
Net cash acquired through acquisition of CBKN	—	27,955
Net cash acquired through acquisition of GRNB	—	326,456
Purchase of trademark	(100)	—
Net (increase) decrease in loans	297,418	(96,467)
Purchases of premises and equipment	(11,716)	(11,594)
Proceeds from sale of premises and equipment	—	98
Proceeds from sales of OREO	77,073	53,109

Net cash provided by investing activities	215,024	409,664

Cash flows from financing activities
Net increase in demand, money market and savings accounts	123,237	172,876
Net decrease in time deposits	(401,166)	(405,013)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(12,839)	(12,983)
Net decrease in short term FHLB advances	—	(30,000)
Repayments of long term FHLB advances	(223,162)	(202,131)
Proceeds from Initial public offering	89,465	—
Net proceeds from common stock rights offerings of subsidiaries	—	11,642

Net cash used in financing activities	(424,465)	(465,609)

Net decrease in cash and cash equivalents	(247,761)	(68,541)
Cash and cash equivalents at beginning of period	709,963	886,925

Cash and cash equivalents at end of period	$462,202	$818,384

Supplemental disclosures of cash paid:
Interest paid	$34,074	$29,180
Income taxes	16,781	9,331
Supplemental disclosures of noncash transactions
Transfer of loans to OREO	$65,530	$53,981
Transfer of OREO to premises and equipment	1,026	—
Transfer of financed portion of premises and equipment sold	930	—
Net acquisition of non-cash assets and liabilities	—	(283,812)
Non-cash portion of acquired premises and equipment	2,717	—

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

September 30, 2012 and December 31, 2011

(dollars and shares in thousands, expect per share data)

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

Capital Bank Financial Corp (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in Delaware and headquartered in Florida whose business is conducted primarily through Capital Bank, National Association (“Capital Bank, NA”). All significant inter-company accounts and transactions have been eliminated in consolidation. As of September 30, 2012 CBF had a total of 143 full service banking offices located in Florida, North Carolina, South Carolina, Tennessee and Virginia.

In September 2012, TIB Financial Corp.(“TIBB”), Green Bankshares Inc. (“GRNB”) and Capital Bank Corporation (“CBKN”), majority owned subsidiaries of the Company, merged with and into Capital Bank Financial Corp. with CBF continuing as the surviving corporation (the “Reorganization”). Upon the closing of the Reorganization, all outstanding common shares held by the minority shareholders were converted into approximately 3,706 shares of CBF’s Class A common stock.

The Reorganization was accounted for as a merger of entities under common control. The Reorganization was accounted for as an equity transaction in accordance with ASC 810, Consolidation, as the acquisition of a noncontrolling interest and no adjustment to CBF’s historical cost carrying amounts of assets and liabilities was reflected in the accompanying balance sheet.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. For further information and an additional description of the Company’s accounting policies, refer to the Company’s consolidated financial statements for the year ended December 31, 2011, included in the Company’s Prospectus filed with the Securities and Exchange Commission on September 21, 2012 as part of the Company’s Registration Statement on Form S-1 (File No. 333-175108) (the “Prospectus”).

The accounting and reporting policies conform to U.S. GAAP and conform to general practices within the banking industry. The following is a summary of the more significant of these policies.

Critical Accounting Policies

Allowance for Loan Losses

The Company maintains an Allowance for Loan Losses (the “Allowance”) at an amount that management believes will be adequate to absorb estimated losses inherent in the loan portfolio. The Allowance is based on ongoing, quarterly assessments of the probable incurred losses inherent in the loan portfolio.

The Allowance is increased by charges to the Provision for Loan Losses, which are charged against current period operating results and the Allowance is decreased by the amount of charge offs, net of recoveries (which are added back to the Allowance). Impaired loans are charged off against the Allowance in whole or in part when they are considered to be uncollectible.

Management made the following principal enhancements to the methodology during the third quarter of 2012:

•

Narrowed historical credit loss experience data to a peer group of similar financial institutions; previously credit loss experience data for all FDIC banks was utilized. This refinement was made to reflect the trends that are occurring in similar financial institutions.

•

Increased historical credit loss look-back period. The Company began extending its look-back period to reflect a trailing five year business cycle by prospectively adding an additional quarter of data until a five year period is included.

•

Inclusion of additional qualitative factors. The Company has incorporated the following factors into its qualitative analysis: i) changes in the nature and product mix of the portfolio; ii) credit loan review coverage and associated findings; and iii) macroeconomic collateral value trends.

Purchased Credit Impaired Loans – When loans acquired are considered to be impaired, the initial recording of these loans is at fair value. The Allowance previously associated with these loans does not carry over to the Company and is eliminated in the purchase accounting adjustments. The amount of the allowance for loans losses is determined by updated estimates of cash flows. Such estimates are updated quarterly. See Note 4 – Loans, for additional information on subsequent accounting our purchased credit impaired loans.

Income Taxes

Income tax expense (or benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability or balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

A valuation allowance related to the deferred tax asset is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. As of September 30, 2012 and December 31, 2011, management considered the need for a valuation allowance and based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary.

Earnings Per Common Share

Basic earnings per share is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and unvested restricted shares computed using the treasury stock method.

Earnings per share have been computed based on the following periods:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Weighted average number of common shares outstanding:
Basic	46,116	45,120	45,496	45,120
Dilutive effect of options outstanding	—	—	—	—
Dilutive effect of restricted shares	622	337	456	213

Diluted	46,738	45,457	45,952	45,333

The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Anti-dilutive stock options	2,867	2,236	2,837	1,622
Anti-dilutive restricted shares	—	—	—	—

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income).

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Reclassifications out of accumulated other comprehensive income are to be presented either on the face of the financial statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Reclassification adjustments into net income need not be presented during the deferral period. This action does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements. ASU 2011-12 and ASU 2011-05 are effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 and ASU 2011-12 did not have an impact on the Company’s consolidated financial condition or results of operations but did alter disclosures.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” (“ASU 2011-11”). This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, as the FASB and the International Accounting Standards Board (collectively, the “Boards”) were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, we expect that the adoption of ASU 2011-11 will not have an impact on the Company’s consolidated financial condition or results of operations.

2.	Business Combinations and Acquisitions

CBF Agreement with Southern Community Financial Corporation

On October 1, 2012, the acquisition of Southern Community Financial Corporation (“SCMF” or “Southern Community”) common stock was consummated for a total purchase price of $52,393 in cash. In addition, SCMF shareholders received a contingent value right (“CVR”) which could pay up to $1.30 per share in cash at the end of a five-year period based on 75% of the savings to the extent that legacy loan and foreclosed asset losses are less than a prescribed amount. The Company purchased from the United States Department of the Treasury (the “Treasury”) all of the outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A originally issued by SCMF to the Treasury in connection with SCMF’s participation in the Treasury’s Troubled Asset Relief Program (“TARP”), along with the related warrants, at a purchase price of approximately $46,932 in cash, equal to the outstanding liquidation amount of the preferred stock. Subsequently, SCMF cancelled their Series A Preferred stock. SCMF was the parent of Southern Community Bank and Trust, a bank with $1.4 billion in assets and 22 branches in Winston-Salem, the Piedmont Triad, and other North Carolina markets. Purchase accounting has not been concluded for the acquisition of SCMF.

CBF Investment in Green Bankshares Inc.

On September 7, 2011, Green Bankshares completed the issuance and sale of 119,900 shares of its common stock to the Company for gross consideration of $217,019 less $750 of the Company’s expenses which were reimbursed by Green Bankshares (the “GRNB Investment”). The total consideration was comprised of $147,600 of cash and the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by Green Bankshares to the Treasury in connection with the TARP, which were repurchased by the Company and contributed to GRNB at fair value of $68,700 as a component of the Company’s investment consideration. Subsequently, GRNB cancelled the Series A Preferred Stock. In connection with the Company’s Investment, each Green Bankshares shareholder as of September 6, 2011 received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBank’s then existing loan portfolio as of May 5, 2011. There were no purchase accounting adjustments made in the three months ended September 30, 2012.

The following table summarizes the Company’s GRNB Investment and Green Bankshares opening balance sheet as of September 7, 2011 adjusted to fair value:

(Dollars in thousands)	Previously Reported as of Sept. 7, 2011	Measurement Period Adjustments	Revised as of Sept. 7, 2011
Fair value of assets acquired:
Cash and cash equivalents	$542,725	$—	$542,725
Investment securities	174,188	(450)	173,738
Loans	1,342,798	1,943	1,344,741
Goodwill	26,825	2,313	29,138
Premises and equipment	71,654	(564)	71,090
Other intangible assets	12,118	1,500	13,618
Deferred tax asset	54,642	(5,423)	49,219
Other assets	140,809	(121)	140,688

Total assets acquired	2,365,759	(802)	2,364,957

Fair value of liabilities assumed:
Deposits	1,872,050	—	1,872,050
Long term debt and other borrowings	231,152	—	231,152
Other liabilities	19,474	(802)	18,672

Total liabilities assumed	2,122,676	(802)	2,121,874

Net assets acquired	243,083	—	243,083
Less: non-controlling interest at fair value	(26,814)	—	(26,814)

	216,269	—	216,269
Underwriting and legal costs	750	—	750

Purchase price	$217,019	$—	$217,019

CBF Investment in Capital Bank Corporation

On January 28, 2011, CBKN completed the issuance and sale of 71,000 shares of its common stock to the Company for gross proceeds of $181,050 in cash, less $750 of the Company’s expenses which were reimbursed by CBKN. In connection with the Company’s investment in CBKN, each shareholder as of January 27, 2011 received one CVR that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of CBKN’s then existing loan portfolio as of November 3, 2010.

The following table summarizes the CBF Investment and the Company’s opening balance sheet adjusted to fair value:

(Dollars in thousands)	Originally Reported as of Jan. 28, 2011	Measurement Period Adjustments	Revised as of Jan. 28, 2011
Fair value of assets acquired:
Cash and cash equivalents	$208,255	$—	$208,255
Investment securities	225,336	—	225,336
Mortgage loans held for sale	2,569	—	2,569
Loans	1,135,164	(30,701)	1,104,463
Goodwill	30,994	19,099	50,093
Other intangible assets	5,004	—	5,004
Deferred tax asset	55,391	11,118	66,509
Other assets	66,663	(613)	66,050

Total assets acquired	1,729,376	(1,097)	1,728,279

Fair value of liabilities assumed:
Deposits	1,351,467	—	1,351,467
Borrowings	123,837	—	123,837
Subordinated debt	19,392	475	19,867
Other liabilities	10,595	(1,572)	9,023

Total liabilities assumed	1,505,291	(1,097)	1,504,194

Net assets acquired	224,085	—	224,085
Less: non-controlling interest at fair value	(43,785)	—	(43,785)

	180,300	—	180,300
Underwriting and legal costs	750	—	750

Purchase price	$181,050	$—	$181,050

The above estimated fair values of assets and liabilities assumed are based on the information that was available during the measurement period. The Company believes that information provide a reasonable basis for estimating the fair values.

Pro Formas

The following table reflects the pro forma total net interest income, non interest income and net loss for periods presented as though the acquisition of CBKN, GRNB and SCMF had taken place at the beginning of 2011. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on the first day of the respective periods, nor of future results of operations.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest income	$69,422	$77,662	$218,207	$217,713
Non-interest income	34,467	27,955	68,800	63,487
Net income (loss)	46,604	(15,878)	61,047	(34,089)

3.	Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2012 and December 31, 2011 are presented below:

	September 30, 2012
Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$8,149	$10	$—	$8,159
States and political subdivisions—tax exempt	15,959	1,206	—	17,165
States and political subdivisions—taxable	509	66	—	575
Marketable equity securities	1,731	20	—	1,751
Mortgage-backed securities—residential issued by government sponsored entities	931,332	19,581	318	950,595
Industrial revenue bond	3,750	—	—	3,750
Corporate bonds	26	—	—	26
Collateralized debt obligations	505	—	217	288

	$961,961	$20,883	$535	$982,309

	December 31, 2011
Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
States and political subdivisions—tax exempt	$31,552	$2,694	$1	$34,245
States and political subdivisions—taxable	7,216	486	—	7,702
Marketable equity securities	1,796	11	—	1,807
Mortgage-backed securities—residential issued by government sponsored entities	759,565	11,089	749	769,905
Mortgage backed securities – residential private label	5,799	57	129	5,727
Industrial revenue bond	3,750	—	—	3,750
Corporate bonds	2,934	—	124	2,810
Collateralized debt obligations	555	32	259	328

	$813,167	$14,369	$1,262	$826,274

Proceeds from sales of securities available for sale were $247,021 and $339,164 for the three and nine months ended September 30, 2012, respectively. Gross gains of approximately $4,880 and $8,450 were realized on these sales and calls during the three and nine months ended September 30, 2012, respectively. Proceeds from sales of securities available for sale were $268,247 and $335,009 for the three and nine months ended September 30, 2011, respectively. For the three and nine month ended September 30, 2012 net gains from investments including trading securities was $4,918 and $8,566, respectively. For the three and nine month ended September 30, 2011 net gains from investments including trading securities was $2,940 and $2,958, respectively.

The Company owns a collateralized debt obligation (“CDO”) collateralized by trust preferred securities issued primarily by banks and several insurance companies. Valuation and measurement of other-than- temporary impairment (“OTTI”) of this investment falls under ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates. Interest payment deferrals are generally treated as defaults even though they may not actually result in defaults. Management engaged an independent third party valuation firm to assist management’s estimation of the fair value and credit loss potential of this security.

Based on this analysis, as of September 30, 2012, the estimated fair value of the CDO improved by $41 during the quarter. In addition, the credit loss potential of the CDO improved. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

The table below presents a rollforward of the OTTI credit losses recognized in earnings for the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Beginning balance	$660	$616	$—	$—
Additions/subtractions
Credit losses recognized during the period	—	44	236	236

Ending balance	$660	$660	$236	$236

The estimated fair value of investment securities available for sale at September 30, 2012 by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Estimated Fair Value	Yield
Due in one year or less	$982	1.58%
Due after one year through five years	1,819	2.86%
Due after five years through ten years	8,219	3.71%
Due after ten years	18,943	3.00%
Mortgage-backed securities—residential	950,595	1.57%

	$980,558	1.61%

Marketable equity securities	1,751

	$982,309

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed securities—residential	$40,197	$318	$—	$—	$40,197	$318
Collateralized debt obligation	—	—	288	217	288	217

Total temporarily impaired	$40,197	$318	$288	$217	$40,485	$535

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
States and political subdivisions—tax exempt	$301	$1	$—	$—	$301	$1
Mortgage-backed securities—residential	102,057	878	—	—	102,057	878
Corporate bonds	2,019	124	—	—	2,019	124
Collateralized debt obligation	—	—	246	259	246	259

Total temporarily impaired	$104,377	$1,003	$246	$259	$104,623	$1,262

As of September 30, 2012, the Company’s security portfolio consisted of 113 securities, 4 of which were in an unrealized loss position. As of December 31, 2011, the Company’s security portfolio consisted of 159 securities, 18 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The majority of the mortgage-backed securities at September 30, 2012 and December 31, 2011 were issued by U.S. government-sponsored entities and agencies, institutions which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012 or December 31, 2011. Investment securities having carrying values of approximately $258,635 at September 30, 2012 were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

4.	Loans

Major classifications of loans are as follows:

	September 30, 2012	December 31, 2011
Non-owner occupied commercial real estate	$818,171	$903,914
Other commercial construction and land	332,519	423,932
Multifamily commercial real estate	69,954	98,207
1-4 family residential construction and land	66,460	85,978

Total commercial real estate	1,287,104	1,512,031

Owner occupied commercial real estate	949,887	902,816
Commercial and industrial loans	518,386	467,047

Total commercial	1,468,273	1,369,863

1-4 family residential	737,179	818,547
Home equity loans	351,731	383,768
Other consumer loans	130,935	123,121

Total consumer	1,219,845	1,325,436

Other (1)	96,990	95,133

Total loans	$4,072,212	$4,302,463

(1)	Other loans include deposit customer overdrafts of $1,853 and $2,795 as of September 30, 2012 and December 31, 2011, respectively.

Total loans as of September 30, 2012 includes $12,928 of 1-4 family residential loans held for sale and $687 of deferred loan fees. Total loans as of December 31, 2011 includes $20,746 of 1-4 family residential loans held for sale and $508 of deferred loan fees.

The Company had a non-impaired loan of $2,716 collateralized by a bank branch that we operated under an operating lease. In September 2012, the Company purchased the branch for $2,900. Consideration included $184 of cash and the application of the remaining outstanding loan balance of 2,716.

Covered loans represent loans acquired from the FDIC subject to the loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired or PCI Loans” as described in Note 1) and (ii) non-PCI loans. Loans originated by the Company and loans acquired through the purchase of TIBB, CBKN and GRNB are excluded from the loss sharing agreements and are classified as “not covered.” Additionally, certain consumer loans acquired through the acquisition of failed banks from the FDIC are specifically excluded from the loss sharing agreements.

Loans acquired are recorded at fair value in accordance with acquisition accounting, exclusive of the loss share agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. At the time of acquisition, the Company accounted for the impaired purchased loans by segregating each portfolio into loan pools with similar risk characteristics, which included:

•	The loan type based on regulatory reporting guidelines, namely whether the loan was a mortgage, consumer, or commercial loan;

•	The nature of collateral; and

•	The relative credit risk of the loan.

From these pools, the Company used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at each balance sheet date, whether its estimates of the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased, such that the present value of such cash flows is less than the recorded investment of the pool, and if so, recognizes a provision for loan loss in its consolidated statement of income. Additionally, if we have favorable changes in our estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.

The roll forward of accretable yield, or income expected to be collected, related to purchased credit-impaired loans is as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Balance, beginning of period	$609,993	$569,909	$715,479	$292,805
New loans purchased	—	247,745	—	411,375
Accretion of income	(43,927)	(47,176)	(142,024)	(110,887)
Reclassifications( to) from nonaccretable difference	19,134	24,437	76,697	231,590
Disposals	(35,160)	(16,446)	(100,112)	(46,414)

Balance, end of period	$550,040	$778,469	$550,040	$778,469

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to acquisition by CBF. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans, which is their fair value at the time of acquisition by CBF.

The accretable yield is accreted into interest income over the estimated life of the PCI loans using the level yield method. The accretable yield will change due to changes in:

•	The estimate of the remaining life of PCI loans which may change the amount of future interest income, and possibly principal, expected to be collected;

•	The estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•	Indices for PCI loans with variable rates of interest.

For PCI loans, the impact of loan modifications is included in the evaluation of expected cash flows for subsequent decreases or increases of cash flows. For variable rate PCI loans, expected future cash flows will be recalculated as the rates adjust over the lives of the loans. At acquisition, the expected future cash flows were based on the variable rates that were in effect at that time.

Because of the loss protection provided by the FDIC, the risks of CBF covered loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Refer to Note 6 – Other Real Estate Owned, for the covered and non-covered balances of other real estate owned.

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of September 30, 2012 and December 31, 2011:

September 30, 2012	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$624,009	$86,811	$710,820
Other commercial C&D	242,897	55,421	298,318
Multifamily commercial real estate	54,516	1,439	55,955
1-4 family residential C&D	18,627	43,101	61,728

Total commercial real estate	940,049	186,772	1,126,821

Owner occupied commercial real estate	422,874	435,950	858,824
Commercial and industrial	170,132	330,479	500,611

Total commercial	593,006	766,429	1,359,435

1-4 family residential	468,023	170,222	638,245
Home equity	129,245	160,686	289,931
Consumer	36,247	94,505	130,752

Total consumer	633,515	425,413	1,058,928

Other	59,749	32,059	91,808

Total	$2,226,319	$1,410,673	$3,636,992

December 31, 2011	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$722,776	$55,433	$778,209
Other commercial C&D	331,852	38,713	370,565
Multifamily commercial real estate	75,114	756	75,870
1-4 family residential C&D	47,947	33,286	81,233

Total commercial real estate	1,177,689	128,188	1,305,877

Owner occupied commercial real estate	501,821	286,385	788,206
Commercial and industrial	242,401	200,629	443,030

Total commercial	744,222	487,014	1,231,236

1-4 family residential	578,828	112,580	691,408
Home equity	148,252	162,915	311,167
Consumer	63,328	59,616	122,944

Total consumer	790,408	335,111	1,125,519

Other	79,586	9,653	89,239

Total	$2,791,905	$959,966	$3,751,871

Covered Loans

The following is a summary of the major categories of covered loans outstanding as of September 30, 2012 and December 31, 2011:

September 30, 2012	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$107,126	$225	$107,351
Other commercial C&D	34,201	—	34,201
Multifamily commercial real estate	13,999	—	13,999
1-4 family residential C&D	4,732	—	4,732

Total commercial real estate	160,058	225	160,283

Owner occupied commercial real estate	90,702	361	91,063
Commercial and industrial	16,671	1,104	17,775

Total commercial	107,373	1,465	108,838

1-4 family residential	98,119	815	98,934
Home equity	17,551	44,249	61,800
Consumer	183	—	183

Total consumer	115,853	45,064	160,917

Other	5,182	—	5,182

Total	$388,466	$46,754	$435,220

December 31, 2011	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$125,649	$56	$125,705
Other commercial C&D	53,367	—	53,367
Multifamily commercial real estate	22,337	—	22,337
1-4 family residential C&D	4,745	—	4,745

Total commercial real estate	206,098	56	206,154

Owner occupied commercial real estate	114,610	—	114,610
Commercial and industrial	23,021	996	24,017

Total commercial	137,631	996	138,627

1-4 family residential	127,139	—	127,139
Home equity	20,180	52,421	72,601
Consumer	177	—	177

Total consumer	147,496	52,421	199,917

Other	5,894	—	5,894

Total	$497,119	$53,473	$550,592

The following table presents the aging of the recorded investment in past due loans, based on contractual terms, as of September 30, 2012 by class of loans:

Non-purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$—	$—	$—	$—	$56	$24	$80
Other commercial C&D	—	—	—	—	—	56	56
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential C&D	—	—	—	—	—	367	367

Total commercial real estate	—	—	—	—	56	447	503

Owner occupied commercial real estate	—	—	—	—	—	481	481
Commercial and industrial	—	—	—	—	297	1,343	1,640

Total commercial	—	—	—	—	297	1,824	2,121

1-4 family residential	—	4	—	—	—	3,444	3,448
Home equity	1,523	811	—	—	2,349	2,344	7,027
Consumer	—	1,032	—	—	—	431	1,463

Total consumer	1,523	1,847	—	—	2,349	6,219	11,938

Other	—	—	—	—	—	—	—

Total	$1,523	$1,847	$—	$—	$2,702	$8,490	$14,562

Purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$1,278	$8,786	$26,158	$34,741	$—	$—	$70,963
Other commercial C&D	111	15,579	22,565	71,931	—	—	110,186
Multifamily commercial real estate	3,035	1,005	4,301	2,182	—	—	10,523
1-4 family residential C&D	—	648	3,445	6,900	—	—	10,993

Total commercial real estate	4,424	26,018	56,469	115,754	—	—	202,665

Owner occupied commercial real estate	1,303	9,094	7,478	47,782	—	—	65,657
Commercial and industrial	189	6,500	2,052	28,531	—	—	37,272

Total commercial	1,492	15,594	9,530	76,313	—	—	102,929

1-4 family residential	3,118	14,110	19,918	33,943	—	—	71,089
Home equity	3,666	5,842	2,679	6,225	—	—	18,412
Consumer	—	1,253	—	320	—	—	1,573

Total consumer	6,784	21,205	22,597	40,488	—	—	91,074

Other	—	1,125	1,567	3,735	—	—	6,427

Total	$12,700	$63,942	$90,163	$236,290	$—	$—	$403,095

The following table presents the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2011 by class of loans:

Non-purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$—	$—	$—	$—	$56	$25	$81
Other commercial C&D	—	—	—	—	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential C&D	—	174	—	—	—	301	475

Total commercial real estate	—	174	—	—	56	326	556

Owner occupied commercial real estate	—	—	—	—	—	178	178
Commercial and industrial	21	471	—	—	378	295	1,165

Total commercial	21	471	—	—	378	473	1,343

1-4 family residential	—	29	—	—	—	—	29
Home equity	1,349	1,956	—	—	2,155	2,480	7,940
Consumer	—	246	—	—	—	7	253

Total consumer	1,349	2,231	—	—	2,155	2,487	8,222

Other	—	—	—	—	—	—	—

Total	$1,370	$2,876	$—	$—	$2,589	$3,286	$10,121

Purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$7,462	$19,687	$15,226	$49,520	$—	$—	$91,895
Other commercial C&D	1,132	6,031	36,131	85,626	—	—	128,920
Multifamily commercial real estate	1,258	443	5,153	4,283	—	—	11,137
1-4 family residential C&D	—	17,318	3,357	9,011	—	—	29,686

Total commercial real estate	9,852	43,479	59,867	148,440	—	—	261,638

Owner occupied commercial real estate	6,779	4,706	26,437	44,799	—	—	82,721
Commercial and industrial	700	12,068	2,982	22,386	—	—	38,136

Total commercial	7,479	16,774	29,419	67,185	—	—	120,857

1-4 family residential	6,423	9,197	24,243	29,990	—	—	69,853
Home equity	1,525	2,976	2,843	4,402	—	—	11,746
Consumer	—	2,291	—	1,067	—	—	3,358

Total consumer	7,948	14,464	27,086	35,459	—	—	84,957

Other	—	788	5,207	3,970	—	—	9,965

Total	$25,279	$75,505	$121,579	$255,054	$—	$—	$477,417

Purchased credit-impaired loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

As of September 30, 2012 the Company held two relationships with approximately $3.1 million outstanding that meets the criteria for a Troubled Debt Restructuring. These relationships were tested for impairment and deemed to not be impaired.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

•	Pass—These loans range from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

•

Special Mention—Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard—Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at September 30, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
Non-owner occupied commercial real estate	$86,046	$—	$990	$—	$87,036
Other commercial C&D	54,894	327	200	—	55,421
Multifamily commercial real estate	1,439	—	—	—	1,439
1-4 family residential C&D	40,781	—	2,320	—	43,101

Total commercial real estate	183,160	327	3,510	—	186,997

Owner occupied commercial real estate	433,201	—	3,110	—	436,311
Commercial and industrial	325,239	862	5,482	—	331,583

Total commercial	758,440	862	8,592	—	767,894

1-4 family residential	167,593	2	3,443	—	171,038
Home equity	198,172	863	5,900	—	204,935
Consumer	94,021	130	353	—	94,504

Total consumer	459,786	995	9,696	—	470,477

Other	32,010	49	—	—	32,059

Total	$1,433,396	$2,233	$21,798	$—	$1,457,427

5.	Allowance for Loan Losses

Activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Balance, beginning of period	$45,472	$7,486	$34,749	$753
Provision for loan losses charged to expense	5,771	11,846	17,755	21,606
Loans charged off	(824)	(375)	(3,690)	(3,402)
Recoveries of loans previously charged off	1,168	26	2,773	26

Balance, end of period	$51,587	$18,983	$51,587	$18,983

The following table presents the roll forward of the allowance for loan losses for the three months ended September 30, 2012 by the loan portfolio segment against which the allowance is allocated:

	June 30, 2012	Provision	Net (Charge- offs)/ Recovers	September 30, 2012
Non-owner occupied commercial real estate	$2,154	$1,434	$4	$3,592
Other commercial C&D	10,944	2,004	278	13,226
Multifamily commercial real estate	210	(25)	—	185
1-4 family residential C&D	1,265	529	1	1,795

Total commercial real estate	14,573	3,942	283	18,798

Owner occupied commercial real estate	4,783	(1,126)	237	3,894
Commercial and industrial	4,724	1,669	(14)	6,379

Total commercial	9,507	543	223	10,273

1-4 family residential	12,050	1,554	35	13,639
Home equity	6,998	(4)	(469)	6,525
Consumer	1,736	631	(406)	1,961

Total consumer	20,784	2,181	(840)	22,125

Other	608	(895)	678	391

Total	$45,472	$5,771	$344	$51,587

The following table presents the roll forward of the allowance for loan losses for the nine months ended September 30, 2012 by the loan portfolio segment against which the allowance is allocated:

	December 31, 2011	Provision	Net (Charge- offs)/ Recovers	September 30, 2012
Non-owner occupied commercial real estate	$3,854	$(1,028)	$766	$3,592
Other commercial C&D	7,627	5,354	245	13,226
Multifamily commercial real estate	398	(213)	—	185
1-4 family residential C&D	921	873	1	1,795

Total commercial real estate	12,800	4,986	1,012	18,798

Owner occupied commercial real estate	5,454	(1,811)	251	3,894
Commercial and industrial	4,166	2,081	132	6,379

Total commercial	9,620	270	383	10,273

1-4 family residential	7,252	6,304	83	13,639
Home equity	2,711	5,016	(1,202)	6,525
Consumer	1,594	1,121	(754)	1,961

Total consumer	11,557	12,441	(1,873)	22,125

Other	772	58	(439)	391

Total	$34,749	$17,755	$(917)	$51,587

The following table presents the roll forward of the allowance for loan losses for the three months ended September 30, 2011 by the loan portfolio segment against which the allowance is allocated:

	June 30, 2011	Provision	Net (Charge- offs)/ Recovers	September 30, 2011
Non-owner occupied commercial real estate	$457	$1,894	$—	$2,351
Other commercial C&D	235	2,668	17	2,920
Multifamily commercial real estate	14	167	—	181
1-4 family residential C&D	264	234	—	498

Total commercial real estate	970	4,963	17	5,950

Owner occupied commercial real estate	1,411	1,550	—	2,961
Commercial and industrial	2,062	1,703	4	3,769

Total commercial	3,473	3,253	4	6,730

1-4 family residential	544	1,425	3	1,972
Home equity	1,325	1,955	(374)	2,906
Consumer	924	148	1	1,073

Total consumer	2,793	3,528	(370)	5,951

Other	250	102	—	352

Total	$7,486	$11,846	$(349)	$18,983

The following table presents the roll forward of the allowance for loan losses for the nine months ended September 30, 2011 by the loan portfolio segment against which the allowance is allocated:

	December 31, 2010	Provision	Net (Charge- offs)/ Recovers	September 30, 2011
Non-owner occupied commercial real estate	$79	$2,272	$—	$2,351
Other commercial C&D	6	2,897	17	2,920
Multifamily commercial real estate	—	181	—	181
1-4 family residential C&D	19	479	—	498

Total commercial real estate	104	5,829	17	5,950

Owner occupied commercial real estate	70	2,891	—	2,961
Commercial and industrial	133	3,632	4	3,769

Total commercial	203	6,523	4	6,730

1-4 family residential	215	1,754	3	1,972
Home equity	33	6,233	(3,360)	2,906
Consumer	184	929	(40)	1,073

Total consumer	432	8,916	(3,397)	5,951

Other	14	338	—	352

Total	$753	$21,606	$(3,376)	$18,983

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and by impairment evaluation method as of September 30, 2012:

	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$648	$2,944	$—	$87,036	$731,135
Other commercial C&D	—	1,835	11,391	—	55,421	277,098
Multifamily commercial real estate	—	8	177	—	1,439	68,515
1-4 family residential C&D	—	1,040	755	—	43,101	23,359

Total commercial real estate	—	3,531	15,267	—	186,997	1,100,107

Owner occupied commercial real estate	—	2,257	1,637	—	436,311	513,576
Commercial and industrial	—	4,339	2,040	675	330,908	186,803

Total commercial	—	6,596	3,677	675	767,219	700,379

1-4 family residential	—	1,203	12,436	3,231	167,806	566,142
Home equity	—	287	6,238		204,935	146,796
Consumer	—	1,309	652	—	94,505	36,430

Total consumer	—	2,799	19,326	3,231	467,246	749,368

Other	—	277	114	—	32,059	64,931

Total	$—	$13,203	$38,384	$3,906	$1,453,521	$2,614,785

(1)	Loans collectively evaluated for impairment include $193,934 of acquired home equity loans, $6,679 of commercial and agricultural loans and $7,719 of other consumer loans. The acquired home equity loans are presented net of unamortized purchase discounts of $15,151.

During 2012, one 1-4 family residential loan of $3,231 and one commercial and industrial loan of $675 were individually evaluated for impairment. No allowance for loan losses was recorded for such loans during the three and nine month periods ended September 30, 2012.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and by impairment evaluation method as of December 31, 2011:

	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$453	$3,401	$—	$55,489	$848,425
Other commercial C&D	—	509	7,118	—	38,713	385,219
Multifamily commercial real estate	—	7	391	—	756	97,451
1-4 family residential C&D	—	444	476	—	33,286	52,692

Total commercial real estate	—	1,413	11,386	—	128,244	1,383,787

Owner occupied commercial real estate	—	3,022	2,432	—	286,385	616,431
Commercial and industrial	—	1,945	2,221	—	201,625	265,422

Total commercial	—	4,967	4,653	—	488,010	881,853

1-4 family residential	—	866	6,386	763	111,817	705,967
Home equity	—	163	2,548	—	215,336	168,432
Consumer	—	997	598	—	59,616	63,505

Total consumer	—	2,026	9,532	763	386,769	937,904

Other	—	26	746	—	9,653	85,480

Total	$—	$8,432	$26,317	$763	$1,012,676	$3,289,024

(1)	Loans collectively evaluated for impairment include $222,520 of acquired home equity loans, $5,939 of commercial and agricultural loans and $9,360 of other consumer loans which are presented net of unamortized purchase discounts of $16,013, $1,154, and $85, respectively.

During 2011, two 1-4 family residential loans totaling $763 were individually evaluated for impairment. No allowance for loan losses was recorded for such loans during the year ended December 31, 2011.

6.	Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2012 and 2011 was as follows in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC for these periods were $39,625 and $50,396, respectively. Non-covered ending balances for these periods were $104,996 and $102,113, respectively:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Balance, beginning of period	$158,235	$77,887	$168,781	$70,817
OREO acquired through acquisitions	—	71,773	—	86,254
Real estate acquired from borrowers	23,233	20,433	65,530	53,981
Valuation adjustments	(8,633)	(4,428)	(15,499)	(5,434)
Property sold	(28,214)	(13,156)	(74,191)	(53,109)

Balance, end of period	$144,621	$152,509	$144,621	$152,509

7.	Federal Home Loan Bank Advances and Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank.

The Bank has securities sold under agreements to repurchase with customers whereby the Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amount outstanding at September 30, 2012 and December 31, 2011 was $41,694 and $54,533, respectively.

The Bank invests in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.

At September 30, 2012, the Bank had $25,150 in letters of credit used in lieu of pledging securities to the State of Florida. The Bank had no FHLB advances outstanding as of September 30, 2012. The early pay off of FHLB advances resulted in $3,267 of loss on extinguishment of debt.

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s respective residential 1-4 family mortgage, multifamily, HELOC and commercial real estate secured loans. The amount of eligible collateral at September 30, 2012 provided for incremental borrowing availability of up to $291,661.

At December 31, 2011, in addition to $25,150 in letters of credit used in lieu of pledging securities to the State of Florida, the Bank had $206,500 in advances outstanding with a carrying value of $221,018. The advances as of December 31, 2011 consisted of the following:

Carrying Amount	Contractual Outstanding Amount	Maturity Date	Repricing Frequency	Contractual Rate at December 31, 2011
$5,000	$5,000	January 2012	Fixed	4.56%
5,047	5,000	March 2012	Fixed	4.29%
5,076	5,000	May 2012(a)	Fixed	4.60%
10,256	10,000	September 2012(a)	Fixed	4.05%
3,034	3,000	January 2013	Fixed	1.86%
7,617	7,500	March 2013	Fixed	2.30%
4,167	4,000	March 2013	Fixed	4.58%
52,054	50,000	April 2013(a)	Fixed	3.81%
5,098	5,000	September 2013(a)	Fixed	2.28%
3,064	3,000	January 2014	Fixed	2.43%
5,398	5,000	May 2014(a)	Fixed	4.60%
5,391	5,000	September 2014(a)	Fixed	4.66%
4,121	4,000	January 2015	Fixed	2.92%
5,164	5,000	February 2015	Fixed	2.83%
5,305	5,000	September 2015	Fixed	3.71%
5,333	5,000	July 2015(a)	Fixed	3.57%
17,193	15,000	December 2016	Fixed	4.07%
23,184	20,000	January 2017	Fixed	4.25%
11,696	10,000	February 2017	Fixed	4.45%
5,661	5,000	September 2017(a)	Fixed	4.58%
10,810	10,000	August 2017(a)	Fixed	3.63%
5,449	5,000	November 2017(b)	Fixed	3.93%
5,534	5,000	July 2018(a)	Fixed	3.94%
5,185	5,000	July 2018(a)	Fixed	2.14%
5,181	5,000	July 2018(a)	Fixed	2.12%

$221,018	$206,500

(a)	These advances have quarterly conversion dates. If the FHLB chooses to convert the advance, the Bank has the option of prepaying the entire balance without penalty. Otherwise, the advance will convert to an adjustable rate, repricing on a quarterly basis. If the FHLB does not convert the advance, it will remain at the contracted fixed rate until the maturity date.
(b)	This advance allows the FHLB a one-time conversion option in November 2012.

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s respective residential 1-4 family mortgage, multifamily, HELOC and commercial real estate secured loans. The amount of eligible collateral at December 31, 2011 provided for incremental borrowing availability of up to $106,606.

8.	Long Term Borrowings

Structured repurchase agreements

At September 30, 2012, outstanding structured repurchase agreements totaled $50,000 of contractual amounts with carrying values of $54,579. These repurchase agreements have a weighted-average rate of 4.06% as of September 30, 2012 and are collateralized by certain U.S. agency and mortgage-backed securities.

Carrying Amount	Contractual Amount	Maturity Date	Rate at September 30, 2012
$ 11,171	$10,000	November 6, 2016	4.75%
10,637	10,000	December 18, 2017	3.72%
11,141	10,000	March 30, 2017	4.50%
10,675	10,000	December 18, 2017	3.79%
10,955	10,000	March 22, 2019	3.56%

$ 54,579	$50,000

At December 31, 2011, outstanding structured repurchase agreements totaled $50,000 of contractual amounts with carrying values of $55,243. These repurchase agreements have a weighted-average rate of 4.06% as of December 31, 2011 and are collateralized by certain U.S. agency and mortgage-backed securities.

Carrying Amount	Contractual Amount	Maturity Date	Rate at December 31, 2011
$ 11,376	$10,000	November 6, 2016	4.75%
10,722	10,000	December 18, 2017	3.72%
11,322	10,000	March 30, 2017	4.50%
10,765	10,000	December 18, 2017	3.79%
11,058	10,000	March 22, 2019	3.56%

$ 55,243	$50,000

9.	Shareholders’ Equity and Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements results in certain discretionary and required actions by regulators that could have an effect on the Company’s operations. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and Total Risk-based ratios. At September 30, 2012 and December 31, 2011 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank as of September 30, 2012 and December 31, 2011 are presented in the following table.

	Well Capitalized Requirement		Adequately Capitalized Requirement		September 30, 2012 Actual	December 31, 2011 Actual
Tier 1 Capital (to Average Assets)
Consolidated		N/A	≥	4.0%	15.9%	12.6%
Capital Bank, NA	≥	5.0%	≥	4.0%	12.0%	10.4%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated		N/A	≥	4.0%	23.1%	19.3%
Capital Bank, NA	≥	6.0%	≥	4.0%	17.5%	15.8%
Total Capital (to Risk Weighted Assets)
Consolidated		N/A	≥	8.0%	24.5%	20.2%
Capital Bank, NA	≥	10.0%	≥	8.0%	18.8%	16.7%

In August 2010, Capital Bank, NA entered into an Operating Agreement with the Office of the Comptroller of the Currency (the “OCC Operating Agreement”). At present, the OCC Operating Agreement requires Capital Bank, NA to maintain total capital equal to at least 12% of risk-weighted assets, Tier 1 capital equal to at least 11% of risk-weighted assets and a minimum leverage ratio of 10% (Tier 1 Capital ratio).

Management believes, as of September 30, 2012, that the Company and the Bank meet all capital requirements to which they are subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.

Currently, the OCC Operating Agreement with Capital Bank, NA prohibits the Bank from paying a dividend for three years following the July 16, 2010 initial acquisition date. Once the three-year period has elapsed, the agreement imposes other restrictions on Capital Bank, NA’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made.

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2012, if not subject to other restrictions, would have been limited to approximately $106,881.

10.	Stock-Based Compensation

As of September 30, 2012, the Company had one compensation plan under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and stock bonus awards. This is its 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was effective December 22, 2009 and expires on December 22, 2019, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded through the 2019 expiration of the plan is 5,750 shares (limited to 10% of outstanding shares of common stock) of which up to 70% may be granted pursuant to stock options and up to 30% may be granted pursuant to restricted stock and restricted stock units. If any awards granted under the 2010 Plan are forfeited or any option terminates, expires or lapses without being exercised, or any award is settled for cash, the shares of stock shall again be available for awards under the 2010 Plan.

The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Stock options	$1,867	$1,523	$8,017	$3,553
Restricted stock	2,375	1,265	6,910	2,809

Total stock-based compensation expense	$4,242	$2,788	$14,927	$6,362

Salaries and employee benefits	$3,908	$2,357	$13,932	$5,418
Other expense	334	431	995	944

Total stock-based compensation expense	$4,242	$2,788	$14,927	$6,362

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $1,651 and $1,076 for the three months ended September 30, 2012 and 2011, respectively and $5,809 and $2,454 for the nine months ended September 30, 2012 and 2011, respectively.

Stock Options

Under the 2010 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options granted during the first nine months of 2012 and 2011 vest over average service periods of approximately 6 months and 2 years, respectively.

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on ASC 718 and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.”

The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.91%	1.87%
Expected option life	5.25 years	5 years
Volatility	45%	33%
Weighted average grant-date fair value of options granted	$8.05	$4.41

•

The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan. An increase in dividend yield will decrease stock compensation expense.

•

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

•

The expected option life for the current period grants was estimated using the vesting period, the term of the option and estimates of future exercise behavior patterns. An increase in the option life will increase stock compensation expense.

•

The volatility was estimated using a peer group assessment for periods approximating the expected option life. Appropriate weight is attributed to financial theory, according to which the volatility of an institution’s equity should be related to the volatility of its assets and the entity’s financial leverage. An increase in the volatility will increase stock compensation expense.

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the nine months ended September 30, 2012 and 2011, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.

As of September 30, 2012, unrecognized compensation expense associated with stock options was $1,829 which is expected to be recognized over a weighted average period of approximately three months. A summary of the stock option activity in the 2010 Plan for the nine months ended September 30, 2012 and 2011 is follows:

	2012		2011
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	2,236	$20.0	—	$—
Granted	628	20.0	2,236	20.00
Exercised	—	—	—	—
Expired or forfeited	—	—	—	—

Balance, September 30,	2,864	$20.00	2,236	$20.00

The weighted average remaining term for outstanding stock options was approximately 8 years at September 30, 2012. The aggregate intrinsic value at September 30, 2012 was $0 for stock options outstanding and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. There were 1,432 options exercisable at September 30, 2012.

Options outstanding at September 30, 2012 were as follows:

	Outstanding Options			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$20.00	2,864	7.68 years	$20.00	1,432	$20.00

Options outstanding at December 31, 2011 were as follows:

	Outstanding Options			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$20.00	2,236	8.00 years	$20.00	1,118	$20.00

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares granted to employees is based upon the performance of the Company’s common stock. The terms of the restricted stock awards granted to employees during 2011 and 2012 provide for vesting upon the achievement of stock price goals as follows: (1) 33% at $25.00 per share;(2) 33% at $28.00 per share; and (3) 33% at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target.

The terms of the restricted stock awards granted to directors during 2011 provide for vesting of one-half of the restricted stock on December 22, 2011, and vesting of one-half on December 22, 2012. The fair value of each restricted stock award granted to directors was based on the most recent trade.

The fair value of each restricted stock award granted to employees during the first nine months of 2012 was estimated as of the date of grant using a Monte Carlo approach based on Geometric Brownian Motion that simulated daily stock prices and the related consecutive 30 day average of the simulated stock price over a period of 10 years .The model projected the Company’s fair value of each vesting tranche of the restricted stock award from the mean or expected value from the 100,000 scenarios used.

The fair value of each restricted stock award granted to employees in 2011 was estimated as of the date of grant using a risk-neutral Monte Carlo simulation model that projected the Company’s stock price over 10,000 random scenarios in order to assess the stock price along those paths where vesting conditions are met. The value of the restricted stock award is equal to the weighted average present value of the terminal projected stock price of all 10,000 paths, where paths are set to $0 when vesting conditions are not met or the awards are forfeited.

Both models described above require the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used to compute the grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Grant date fair value of shares	$19.84	$17.00
Risk-free interest rate	Forward Treasury Curve	Forward Treasury Curve
Market risk premium	0.00%	0.00%
Volatility (for 2011 year 1, year 2, year 3 and after 3 years, respectively)	45%	21% /24% /31% /32.5%
Annual forfeiture estimate	0.00%	0.00%
Weighted average grant-date fair value of restricted stock awards granted	$18.01	$13.00

•	An increase in the risk-free interest rate will increase stock compensation expense.

•

The volatility was estimated using a peer group assessment for periods approximating the expected option life. Appropriate weight is attributed to financial theory, according to which the volatility of an institution’s equity should be related to the volatility of its assets and the entity’s financial leverage. An increase in the volatility will increase stock compensation expense.

•	An increase in the annual forfeiture estimate will decrease stock compensation expense.

The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. During the nine months ended September 30, 2012 and 2011, no restricted stock awards vested.

A summary of the restricted stock activity in the plan is as follows:

	2012		2011
	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	967	$13.26	—	$—
Granted	307	18.01	1,030	13.49
Vested	—	—	—	—
Expired or forfeited	—	—	—	—

Balance, September 30,	1,274	$14.40	1,030	$13.49

11.	Income Taxes

Income tax expense (benefit) from continuing operations was as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Current income tax provision (benefit)	$(2,180)	$4,448	$8,591	$1,189

Deferred income tax provision (benefit)	(30,205)	(2,255)	(33,164)	2,262

Total income tax expense (benefit)	$(32,385)	$2,193	$(24,573)	$3,451

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income taxes reported is as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Pretax income from continuing operations	$5,460	$5,942	$25,808	$9,580

Income taxes computed at Federal statutory tax rate	1,911	2,080	9,033	3,353
Effect of:
Change in estimate of deductible loan losses	(33,975)	—	(33,975)	—
Other, net	(321)	113	369	98

Total income tax expense (benefit)	$(32,385)	$2,193	$(24,573)	$3,451

The net deferred tax assets as of September 30, 2012 and December 31, 2011 were $170,293 and $140,047, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including projections of future operating results as well as the significant cumulative losses incurred by the operations acquired in recent years. These factors represent the most significant positive and negative evidence that management considered in concluding that no valuation allowance was necessary at September 30, 2012 and December 31, 2011.

During the three months ended September 30, 2012, the Company recorded $33,975 in additional deferred tax assets resulting from improvements in forecasted tax deductible credit losses from acquired loans from TIBB, CBKN and GRNB. At each respective acquisition date, the Company records an estimate of deferred tax assets expected to be realized in connection with differences between the book and tax bases of assets and liabilities acquired. Such estimates include assumptions of expected realization of deductible credit losses associated with the acquired loan portfolio. These estimates are based on facts and circumstances existing at each respective acquisition date. According to Section 1374 of the Internal Revenue Code of 1986, bad debt deductions arising from debts owed at the beginning of the recognition period are not limited as built-in-losses under Section 382, if the deduction is properly taken into account after the first twelve months of the recognition period. As the actual credit losses resulting from acquired loans which qualified as bad debt deductions limited by Section 382 were lower than previously estimated consistent with our 2011 tax returns filed during the third quarter of 2012, the Company increased its deferred tax assets.

At September 30, 2012 and December 31, 2011, the Company had $93,674 of Federal and state net operating loss carryforwards which begin to expire after 2029 if unused and are subject to an annual limitation estimated to be $7,898.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South Carolina, North Carolina, Tennessee, and Virginia.

At September 30, 2012 and December 31, 2011, the Company had no amounts recorded for uncertain tax positions.

12.	Fair Value

FASB guidance on fair value measurements defines fair value, establishes a framework for measuring fair value, and requires fair value disclosures for certain assets and liabilities measured at fair value on a recurring and non-recurring basis.

This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.

This guidance establishes a fair value hierarchy for disclosure of fair value measurements to maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of the reporting entity. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date.

Level 2:	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Cash & cash equivalents

For cash & cash, equivalents the carrying value is primarily utilized as a reasonable estimate of fair value.

Valuation of Investment Securities

The fair values of securities available for sale are determined by: 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs); 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs); and 3) for collateralized debt obligations, certain corporate debt securities that are not actively traded and certain other assets and liabilities recorded at fair value in connection with the application of the acquisition method of accounting, custom discounted cash flow modeling (Level 3 inputs).

As of September 30, 2012, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies and certain corporate debt securities which are not actively traded. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Additionally, cash flows utilized in the modeling of the collateralized debt obligation security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or estimated fair value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustment for mortgage loans held for sale is classified as nonrecurring Level 2.

Valuation of Impaired Loans and Other Real Estate Owned

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned is generally based on recent real estate appraisals and other available observable market information. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The Company generally uses independent external appraisers in this process who routinely make adjustments to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company’s policy is to update appraisals, at a minimum, annually for all classified assets, which include collateral dependent loans and OREO. We consider appraisals dated within the past 12 months to be current and do not typically make adjustments to such appraisals. In the Company’s process for reviewing third-party prepared appraisals, any differences of opinion on values, assumptions or adjustments to comparable sales data are typically reconciled directly with the independent appraiser prior to acceptance of the final appraisal.

Sensitivity to Changes in Significant Unobservable Inputs

For recurring fair value estimates categorized within Level 3 of the fair value hierarchy, as of September 30, 2012, the Company owned a collateralized debt security, corporate bonds, and an Industrial Revenue bond. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of the collateralized debt security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers. Significant changes in any inputs in isolation would result in a significantly different fair value estimate.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2012:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities
U.S. Government agencies	$8,159	$—	$8,159	$—
States and political subdivisions—tax exempt	17,165	—	17,165	—
States and political subdivisions—taxable	575	—	575	—
Mortgage-backed securities—residential	950,595	—	950,595	—
Industrial revenue bond	3,750	—	—	3,750
Marketable equity securities	1,751	1,751	—	—
Corporate bonds	26	—	—	26
Collateralized debt obligations	288	—	—	288

Available for sale securities	$982,309	$1,751	$976,494	$4,064

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2011:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$637	$637	$—	$—

Available for sale securities
States and political subdivisions—tax exempt	$34,245	$—	$34,245	$—
States and political subdivisions—taxable	7,702	—	7,702	—
Mortgage-backed securities—residential	769,905	—	769,905	—
Mortgage-backed securities—residential private label	5,727	—	5,727	—
Industrial revenue bond	3,750	—	—	3,750
Marketable equity securities	1,807	1,807	—	—
Corporate bonds	2,810	—	2,020	790
Collateralized debt obligations	328	—	—	328

Available for sale securities	$826,274	$1,807	$819,599	$4,868

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012 and held at September 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bond	Collateralized Debt Obligations
Beginning balance, June 30, 2012	$752	$3,750	$247
Included in earnings—other than temporary impairment	—	—	—
Included in other comprehensive income	—	—	41
Purchases, sales, amortization of premium/discount, net	(726)	—	—
Transfer in to Level 3	—	—	—

Ending balance September 30, 2012	$26	$3,750	$288

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and held at September 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bond	Collateralized Debt Obligations
Beginning balance, January 1, 2012	$790	$3,750	$328
Included in earnings—other than temporary impairment	(38)	—	—
Included in other comprehensive income	—	—	42
Purchases, sales, amortization of premium/discount, net	(726)	—	(82)
Transfer in to Level 3	—	—	—

Ending balance September 30, 2012	$26	$3,750	$288

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
Corporate bonds	$26	Discounted cash flow	Discount Rate	20%
		Discounted cash flow	Default Probability	95%

Industrial revenue bond	$3,750	Discounted cash flow	Current yield/Discount rate	2%

Collateralized debt obligations	$288	Discounted cash flow	Discount rate	Libor +10.75% and 13%

Assets and Liabilities Measured on a Nonrecurring Basis

Valuation of Impaired Loans and Other Real Estate Owned

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of September 30, 2012:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$40,794
Other repossessed assets	—	169	—

Other real estate owned measured at fair value as of September 30, 2012 had a carrying amount of $57,048, less a valuation allowance of $16,254. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of December 31, 2011:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$87,867
Other repossessed assets	—	261	—

Other real estate owned measured at fair value as of December 31, 2011 had a carrying amount of $95,557, less a valuation allowance of $7,690. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$40,794	Fair value of property	Appraised value less costs to sell	7% -10%

Carrying amount and estimated fair values of financial instruments were as follows:

	Fair Value Measurement
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Financial Assets
Cash and cash equivalents	$462,202	$462,202	$462,202	$—	$—
Investment securities available for sale	982,309	982,309	1,751	976,494	4,064
Loans, net	4,020,625	4,269,347	—	12,928	4,256,419
Receivable from FDIC	9,294	9,294	—	9,294	—
Indemnification asset	56,544	56,544	—	—	56,544
Federal Reserve, Federal Home Loan Bank and independent bankers’ bank stock	37,351	37,351	—	—	37,351
Financial Liabilities
Noncontractual deposits	$3,058,985	$3,058,985	$—	$—	$3,058,985
Contractual deposits	1,788,271	1,788,313	—	—	1,788,313
Short-term borrowings	41,694	41,693	—	41,693	—
Long-term borrowings	54,579	58,977	—	—	58,977
Subordinated debentures	86,187	92,237	—	—	92,237
December 31, 2011
Financial Assets
Cash and cash equivalents	$709,963	$709,963	$709,963	$—	$—
Trading securities	637	637	637	—	—
Investment securities available for sale	826,274	826,274	1,807	819,599	4,868
Loans, net	4,267,714	4,329,776	—	20,746	4,309,030
Receivable from FDIC	13,315	13,315	—	13,315	—
Indemnification asset	66,282	66,282	—	—	66,282
Federal Reserve, Federal Home Loan Bank and independent bankers’ bank stock	38,498	38,498	—	—	38,498
Financial Liabilities
Noncontractual deposits	$2,935,748	$2,935,748	$—	$—	$2,935,748
Contractual deposits	2,189,436	2,186,869	—	—	2,186,869
Federal home loan bank advances	221,018	236,919	—	236,919	—
Short-term borrowings	54,533	54,531	—	54,531	—
Long-term borrowings	55,243	58,419	—	—	58,419
Subordinated debentures	84,858	93,845	—	—	93,845

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, accrued interest receivable and payable, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Reserve, Federal Home Loan Bank stock, indemnification asset and other bankers’ bank stock due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing.

The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, our ability to integrate our new management and directors without encountering potential difficulties, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank, NA’s technology and information systems. Additional factors that could cause actual results to differ materially are discussed in the Company’s Prospectus. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2012, and statements of income for the three and nine months ended September 30, 2012 and comparative periods when appropriate. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

The following discussion pertains to our historical results, which includes the operations of First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp. and Green Bankshares subsequent to our acquisition of each such entity. In this discussion, unless the context suggests otherwise, references to “Old Capital Bank” refer to Capital Bank Corp.’s banking subsidiary prior to June 30, 2011, the date on which NAFH National Bank merged with Old Capital Bank and changed its name to Capital Bank, National Association.

Throughout this discussion we collectively refer to the above acquisitions as the “acquisitions”.

Overview

We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. In December 2009 and January and July 2010, we raised approximately $900 million to make acquisitions through a series of private placements of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits of the three Failed Banks from the FDIC. We completed the acquisition of Southern Community Financial on October 1, 2012. As of October 2012, we operated 165 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

We were founded by a group of experienced bankers with a multi-decade record of leading, operating, acquiring and integrating financial institutions. Our executive management team is led by our Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America Corp., where his career spanned 38 years, including tenure as President of the Consumer and Commercial Bank. He also has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks, Inc. Our Chief Financial Officer, Christopher G. Marshall, has over 30 years of financial and managerial experience, including service as the Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Our Chief Risk Officer, R. Bruce Singletary, has over 32 years of experience, including 19 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region and as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank. Kenneth A. Posner serves as our Chief of Investment Analytics and Research. Mr. Posner spent 13 years as an equity research analyst at Morgan Stanley focusing on a wide range of financial services firms.

Acquisitions

Our banking operations commenced on July 16, 2010, when we purchased approximately $1.2 billion of assets and assumed approximately $960.1 million of deposits of three Failed Banks from the FDIC: First National Bank, Metro Bank and Turnberry Bank. The acquired assets included loans with an estimated fair value of $768.6 million at the acquisition date. These transactions gave us an initial market presence in Miami, which we targeted because of its size and concentrated business activity, and South Carolina, which we targeted because of its attractive demographic growth trends. In connection with the acquisition, we entered into loss-sharing arrangements with the FDIC covering approximately $796.1 million of loans and real estate owned of the Failed Banks that we acquired.

On September 30, 2010, we invested approximately $175.0 million in TIB Financial, a publicly held bank holding company headquartered in Naples, Florida with approximately $1.7 billion in assets at the acquisition date and, after giving effect to a subsequent rights offering to legacy TIB Financial shareholders, we acquired approximately 94% of TIB Financial’s common stock. The acquired assets included loans with an estimated fair value of $1.0 billion at the acquisition date. This acquisition expanded our geographic reach in Florida to include markets that we believe have particularly attractive deposit customer characteristics and provided a platform to support our future growth.

On January 28, 2011, we invested approximately $181.1 million in Capital Bank Corp., a publicly held bank holding company headquartered in Raleigh, North Carolina with approximately $1.7 billion in assets at the acquisition date and, after giving effect to a subsequent rights offering to legacy Capital Bank Corp. shareholders, we acquired approximately 83% of Capital Bank Corp.’s common stock. The acquired assets included loans with an estimated fair value of $1.1 billion at the acquisition date. This transaction gave us a strong presence in fast-growing North Carolina markets, including the Raleigh MSA, which, according to SNL Financial, has the eleventh highest projected population growth rate in the nation, with over 12% growth projected between 2011 and 2016.

On September 7, 2011, we invested approximately $217.0 million in Green Bankshares, a publicly held bank holding company headquartered in Greeneville, Tennessee with approximately $2.4 billion in assets at the acquisition date, and we acquired approximately 90% of Green Bankshares’s common stock. The acquired assets included loans with an estimated fair value of $1.3 billion at the acquisition date. This transaction extended our market area into the fast-growing Tennessee metropolitan areas of Nashville and Knoxville.

On September 24, 2012 the Reorganization was completed in which we issued an aggregate of 3.7 million shares of CBF Common Stock to the minority shareholders of TIB Financial, Capital Bank Corp., and Green Bankshares. As a result of the Reorganization all noncontrolling interest stemming from TIB Financial, Capital Bank Corp. and Green Bankshares was eliminated leaving Capital Bank Financial Corp. as the surviving corporation and the sole owner of Capital Bank, NA.

On October 1, 2012, we acquired all of the common equity interest in Southern Community Financial, a publicly held bank holding company headquartered in Winston Salem, North Carolina. The merger consideration for all of the common equity interest consisted of approximately $52.4 million in cash. This acquisition extended our market area in the North Carolina markets.

The following table sets forth the fair value of the assets we acquired in each of our acquisitions as of the applicable acquisition date and shows the acquisition price as a percentage of the most recently reported tangible book value of the assets prior to acquisition accounting and the tangible book value in accordance with the acquisition method of accounting:

(Dollars in millions)					Acquisition Price Per Share
Target	Announcement Date	Acquisition Date	Fair Value of Assets Acquired		Percent of Last Reported Tangible Book Value(1)	Percent of Tangible Book Value Per Share in Accordance with Acquisition Accounting(2)
First National Bank	July 16, 2010	July 16, 2010	$602		NA	109.3%
Metro Bank	July 16, 2010	July 16, 2010	$393		NA	30.0%
Turnberry Bank	July 16, 2010	July 16, 2010	$228		NA	NM	(3)
TIB Financial	September 28, 2010	September 30, 2010	$1,737		25.4%	125.4%
Capital Bank Corp	November 3, 2010	January 28, 2011	$1,728		45.1%	125.1%
Green Bankshares	May 5, 2011	September 7, 2011	$2,365	(4)	41.0%	117.2%
Southern Community Financial	March 27, 2012	October 1, 2012	$1,458	(5)	94.5%	141.9	%(5)

(1)	Last reported tangible book value is based on the tangible book value per share amount as disclosed by the institution in the quarter immediately preceding the announcement of the acquisition.

(2)

Tangible book value for the investment or purchase by us reflects all assets and liabilities recorded at fair value in accordance with acquisition accounting subsequent to repurchase and cancellation of TARP preferred stock as applicable. Tangible book value per share is calculated by subtracting goodwill and intangible assets, net of any associated deferred tax liabilities, from the total stockholders’ equity of the acquired entity, subsequent to acquisition accounting adjustments, and dividing this difference by the total number of common shares of the acquired entity. For the Failed Banks, the number of common shares is assumed to be 1. For the acquisition of TIB Financial, the denominator includes the common share equivalents assuming the conversion of the preferred shares issued to us as of the acquisition date.

(3)	Not a meaningful ratio because consideration of $16.9 million was received on this transaction. Tangible book value acquired was a negative $13.0 million.
(4)	The fair values of assets acquired are within the re-measurement period.
(5)	Ratio reflects management’s estimate as of June 30, 2012 as acquisition accounting adjust as of the acquisition date have not yet been completed.

Comparability to Past Periods

The consolidated financial information presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the quarter and nine months ended September 30, 2012 includes our consolidated results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp. and Green Bankshares. For the quarter and nine months ended September 30, 2011, our consolidated results includes First National Bank, Metro Bank, Turnberry Bank and TIB Financial, as well as the results of Capital Bank Corp. subsequent to January 28, 2011 and Green Bankshares subsequent to September 7, 2011.

Because substantially all of our business is composed of acquired operations and because the operations of each acquired business were substantially changed in connection with its acquisition, our results of operations for the three and nine months ended September 30, 2012 and 2011 reflect different operations in different periods (or portions of periods) and therefore cannot be meaningfully compared. In addition, results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheet at their estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Banks and of TIB Financial, Capital Bank Corp. and Green Bankshares immediately prior to acquisition. Therefore, certain comparisons to prior periods have been intentionally omitted unless observations we deem meaningful could be disclosed herein.

Material Trends and Developments

As part of the process of integrating the acquisitions into our line of business model, we have appointed experienced bankers to oversee loan and deposit production in each of our markets, centralized and consolidated back office operations and eliminated certain duplicative positions, improved productivity in our sales forces and established line of business reporting. These steps have helped us accelerate new loan production and core deposit growth. New loan production for the nine months ended September 30, 2012 and 2011 was $619.8 million and $520.3 million, respectively. Approximately 61.4% consisted of commercial loans for the nine months ended September 30, 2012 and 64.3% consisted of commercial loans for the nine months ended September 30, 2011. Core deposits were $3.1 billion at September 30, 2012, an increase of $123.2 million from $2.9 billion on December 31, 2011 and a $193.0 million increase from the third quarter of 2011, excluding the initial increases in deposits resulting from the acquisitions of Old Capital Bank and Green Bankshares. These increases helped further lower the contractual rate on deposits to 0.7% as of September 30, 2012, down from 0.9% as of December 31, 2011.

Florida, South Carolina, North Carolina, Tennessee and Virginia accounted for 33.7%, 13.9%, 23.5%, 28.7% and 0.2%, respectively, of our new loan originations for the nine months ended September 30, 2012.

Florida, South Carolina, North Carolina, and Tennessee accounted for 41.1%, 27.3%, 30.5%, and 1.1%, respectively, of our new loan originations for nine months ended September 30, 2011.

A significant portion of our core deposit growth resulted from inflows into savings and non-interest bearing accounts. Savings and non-interest bearing accounts increased by $128.4 million or 43.3% and $38.5 million or 5.6%, respectively, during the nine months ended September 30, 2012.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, see “—Critical Accounting Policies and Estimates.”

Income Statement Metrics

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. The net interest margin represents net interest income divided by average interest-earning assets. We earn interest income from interest, dividends and fees earned on interest-earning assets, the recognition of accretable yield associated with purchased credit impaired loans, and the amortization and accretion of discounts and premiums on investment securities. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization and accretion of discounts and premiums on purchased time deposits and debt. We seek to maintain our net interest margin by originating commercial and consumer loans we believe to be high-quality and funding these assets primarily with low-cost customer deposits. References throughout this discussion to “commercial loans” include commercial & industrial and owner occupied commercial real estate loans, and references to “commercial real estate loans” include non-owner occupied commercial real estate loans, C&D loans and multifamily commercial real estate loans.

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

Non-interest Income

Non-interest income includes service charges on deposit accounts, debit card income, fees on mortgage loans, investment advisory and trust fees, accretion on the FDIC indemnification asset, other operating income and investment securities gains and losses.

Non-interest Expense

Non-interest expense includes salary and employee benefits, net occupancy expense, conversion related expenses, accounting, legal and other professional expenses, FDIC and state assessments, foreclosed asset related expenses and other operating expenses. We monitor the ratio of non-interest expense to net revenues (net interest income plus non-interest income), which is commonly known as the efficiency ratio.

Net Income

We evaluate our net income using the common industry ratio, return on assets (which we refer to as “ROA”), which is equal to net income for the period annualized, divided by the average of total assets for the period. As part of our budgeting process, we plan to improve the returns on assets of banks we acquire from the lower levels characteristic of institutions operating under financial distress.

Balance Sheet Drivers

Loan Growth

We monitor new loan production on a weekly basis by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be high quality. For the nine months ended September 30, 2012, we originated $380.8 million of commercial loans, $157.2 million of consumer loans, $58.1 million of commercial real estate loans and $23.7 million of other loans. For the nine months ended September 30, 2011, we originated $334.4 million of commercial loans, $101.4 million of consumer loans, $76.0 million of commercial real estate loans and $8.5 million of other loans. In addition, our acquisition strategy, which focuses on acquiring assets and businesses in southeastern U.S. markets, has resulted in an increase of the number of commercial and consumer loans.

Asset Quality

In order to operate with a sound risk profile, we have focused on originating loans we believe to be of high quality and disposing of non-performing assets as rapidly as possible.

We are working to improve the diversification of our portfolio by reducing the concentration of commercial real estate loans in the legacy portfolios of the acquisitions and increasing the contribution of newly originated commercial and consumer loans. We monitor the levels of each loan type in our portfolio on a quarterly basis.

In marking the legacy loan portfolios to market at acquisition, we segregated similar loans into pools and value those pools by projecting lifetime cash flows for each loan based on assumptions about yield, average life and credit losses and then discounting those cash flows to present value. Because of this accounting treatment, we no longer report these loans as non-accrual loans or report charge-offs with respect to these loans. Rather, we monitor the performance of our legacy portfolio by tracking the ratio of non-performing loans against our projections. Each quarter we update our assessment of cash flows for the loans in each pool. To the extent that we make unfavorable changes to estimates of lifetime credit losses for loans in a given pool (other than due to decreases in interest rate indices) which result in the present value of cash flows from the pool being less than our recorded investment of the pool, we record a provision for loan losses, resulting in an increase in the allowance for loan losses for that pool. For any pool where the present value of our most recent estimate of future cumulative lifetime cash flows has increased above its recorded investment, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will increase future interest income as a prospective yield adjustment over the remaining life of the pool to a rate which, when used to discount the expected cash flows, results in the present value of such cash flows equaling the recorded investment of the pool at the time of the estimate.

Deposit Growth

We monitor deposit growth by account type, market and rate on a daily and weekly basis. We seek to fund loan growth primarily with low-cost customer deposits either originated or acquired by us.

Liquidity

We manage liquidity based upon policy limits and cash flow modeling. To maintain adequate liquidity, we also monitor indicators of potential liquidity risk, utilize cash flow projection models to forecast liquidity needs, model liquidity stress scenarios and develop contingency plans, and identify alternative back-up sources of liquidity.

Capital

We manage capital to comply with our internal planning targets and regulatory capital standards, including the requirements of the OCC Operating Agreement. We review capital levels on a quarterly basis, and we project capital levels in connection with our organic growth plans and acquisitions to ensure continued compliance. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets.

Results of Operations

Overview

For the three and nine months ended September 30, 2012 we had net income of $37.8 million and $50.4 million or $0.75 and $1.00 per diluted share, respectively. Results for the three months ended September 30, 2012 included a tax benefit of $34.0 million related to our deferred tax asset, gains on securities sales of $4.9 million, $4.7 million of merger and conversion related expense, $4.2 million of non-cash equity compensation and $2.9 million of early debt extinguishment expense.

Operating and financial highlights for the three and nine months ended September 30, 2012 include the following:

•

Substantially concurrent with the Company’s initial public offering, which raised net proceeds for the Company of approximately $89.5 million, we reorganized our former subsidiaries, TIB Financial Corp., Capital Bank Corporation and Green Bankshares, Inc., into a single holding company.

•

New loan originations for the three and nine months ended September 30, 2012 totaled $172.5 million and $619.8 million of which 60.1% and 64.2%, respectively were commercial loans, demonstrating continued execution of our organic growth and portfolio diversification strategies. Commercial real estate represented 32% of our portfolio as of September 30, 2012, a decrease of 15% from December 31, 2011. At September 30, 2012, commercial real estate loans were 32% of the total portfolio, down from 35% at December 31, 2011, consistent with our portfolio diversification strategy.

•

Core deposits (total deposits minus time deposits) were flat during the third quarter as strong growth in Florida and the Carolinas was offset by reductions in the Tennessee market, where branch operations and product offerings are being realigned to meet Capital Bank strategies and objectives. Core deposits now represent 63% of total deposit funding and total deposits increased to 96.4% of total funding compared to 95.1% the prior quarter.

•

Capital Bank, N.A. ended the third quarter with a tier 1 leverage ratio of 12.0%, in excess of regulatory requirements, and Capital Bank Financial Corporation held $234.5 million in cash and cash equivalents at the holding company.

•

Subsequent to the end of the third quarter, on October 1, 2012, we acquired Southern Community, repaid approximately $47.0 million in outstanding TARP preferred stock and warrants, and merged Southern Community Bank and Trust into our bank subsidiary, Capital Bank, N.A. Southern Community’s 22 branches are now operating under the Capital Bank brand, and systems conversion will take place in the fourth quarter of this year.

Net Interest Income

Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks, investment securities, federal funds sold and securities purchased under agreements to resell. Our interest-bearing liabilities include deposits, federal funds purchased, subordinated debentures underlying the trust preferred securities we acquired in connection with our investments in TIB Financial, Capital Bank Corp. and Green Bankshares, repurchase agreements and other short-term borrowings.

Our net interest income decreased from $63.3 million in the second quarter of 2012 to $60.3 million in the third quarter of 2012, which represents a decrease of approximately 4.7%. The main driver of the decline in net interest income was the reduction in interest earning assets led by problem loan resolutions, strategic repayments, normal loan principal amortization and pay downs partially offset by the continuation of a deleveraging strategy, which reduced wholesale borrowings by approximately $67.5 million.

Additionally the net interest margin contracted 15 basis points to 4.45% in the third quarter of 2012 in comparison to 4.60% in the second quarter of 2012 due to pressure on earning asset yields from the low interest rate environment. Loan yields declined to 6.28% from 6.37% as new originations for the quarter were booked at a weighted-average yield of 4.5%. Securities yields declined to 1.63% from 1.96% as investments with high prepayment risk were sold during the quarter. Earning asset yield pressure was partially offset by a decline in cost of funds to 0.71% from 0.72%, due to growth in the relative proportion of, and reduced costs of, core deposits. Core deposits represent 63% of total deposit funding as of September 30, 2012.

As of September 30, 2012, we held cash and securities equal to 23.2% of total assets, which represented $508.9 million of liquidity in excess of our target of 15%. We intend to use the net proceeds from our offering and current excess liquidity and capital for general corporate purposes, including loan growth as well as the acquisition of depository institutions that meet our investment standards. Because our current and anticipated future excess liquidity and capital levels serve to decrease the leverage on our balance sheet, our profitability ratios (e.g., return on equity, return on assets and net interest margin) are negatively affected. Our loan originations for the three and nine months ended September 30, 2012 totaled $172.5 million and $619.8 million, respectively. Assuming no other changes to the balance sheet and excluding consideration of paydowns on the existing loan portfolio, at the current loan origination pace, we would continue to have excess liquidity into the fourth quarter of 2012.

	Three Months Ended September 30, 2012			Three Months Ended June 30, 2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans(1)(2)	$4,120,374	$65,031	6.28%	$4,210,746	$66,682	6.37%
Investment securities(2)	982,750	4,025	1.63%	1,215,494	5,931	1.96%
Interest-bearing deposits in other banks	280,164	181	0.26%	101,657	65	0.26%
FHLB stock	39,224	460	4.67%	37,966	488	5.17%

Total interest-earning assets	5,422,512	69,697	5.11%	5,565,863	73,166	5.29%
Non-interest-earning assets:
Cash and due from banks	103,019			97,379
Other assets	673,321			691,840

Total non-interest-earning assets	776,340			789,219

Total assets	$6,198,852			$6,355,082

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,857,122	$5,341	1.14%	$1,982,499	$5,336	1.08%
Money market	876,891	758	0.34%	902,334	1,000	0.45%
Negotiable order of withdrawal accounts	1,044,506	636	0.24%	1,069,756	691	0.26%
Savings deposits	399,300	288	0.29%	360,347	276	0.31%

Total interest-bearing deposits	4,177,819	7,023	0.67%	4,314,936	7,303	0.68%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	80,336	130	0.64%	132,517	317	0.96%
Long-term borrowings	135,893	1,951	5.71%	135,477	1,928	5.72%

Total interest-bearing liabilities	$4,394,048	$9,104	0.82%	$4,582,930	$9,548	0.84%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	722,987			722,929
Other liabilities	50,587			38,483
Shareholders’ equity	1,031,230			1,010,740

Total non-interest-bearing liabilities and shareholders’ equity	1,804,804			1,772,152

Total liabilities and shareholders’ equity	$6,198,852			$6,355,082

Interest rate spread (tax equivalent basis)			4.29%			4.45%

Net interest income (tax equivalent basis)		$60,593			$63,618

Net interest margin (tax equivalent basis)			4.45%			4.60%
Average interest-earning assets to average interest-bearing liabilities	123.41%			121.45%

(1)	Average loans include non-performing loans.
(2)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans(1)(2)	$4,120,374	$65,031	6.28%	$3,421,264	$57,620	6.68%
Investment securities(2)	982,750	4,025	1.63%	905,618	5,851	2.56%
Interest-bearing deposits in other banks	280,164	181	0.26%	589,843	501	0.34%
FHLB stock	39,224	460	4.67%	31,612	154	1.93%

Total interest-earning assets	5,422,512	69,697	5.11%	4,948,337	64,126	5.14%
Non-interest-earning assets:
Cash and due from banks	103,019			71,862
Other assets	673,321			485,137

Total non-interest-earning assets	776,340			556,999

Total assets	$6,198,852			$5,505,336

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,857,122	$5,341	1.14%	$2,075,175	$5,645	1.08%
Money market	876,891	758	0.34%	633,600	1,041	0.65%
Negotiable order of withdrawal accounts	1,044,506	636	0.24%	617,440	573	0.37%
Savings deposits	399,300	288	0.29%	213,301	232	0.43%

Total interest-bearing deposits	4,177,819	$7,023	0.67%	3,539,516	7,491	0.84%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	80,336	$130	0.64%	341,207	658	0.77%
Long-term borrowings	135,893	1,951	5.71%	109,228	1,357	4.93%

Total interest-bearing liabilities	4,394,048	$9,104	0.82%	3,989,951	9,506	0.95%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	722,987			522,047
Other liabilities	50,587			27,056
Shareholders’ equity	1,031,230			966,282

Total non-interest-bearing liabilities and shareholders’ equity	1,804,804			1,515,385

Total liabilities and shareholders’ equity	$6,198,852			$5,505,336

Interest rate spread (tax equivalent basis)			4.29%			4.21%

Net interest income (tax equivalent basis)		$60,593			$54,620

Net interest margin (tax equivalent basis)			4.45%			4.38%
Average interest-earning assets to average interest-bearing liabilities	123.41%			124.02%

(1)	Average loans include non-performing loans.
(2)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans(1)(2)	$4,195,229	$199,990	6.37%	$2,952,554	$136,636	6.19%
Investment securities(2)	1,079,141	15,584	1.93%	777,674	15,731	2.70%
Interest-bearing deposits in other banks	266,805	476	0.24%	638,566	1,799	0.38%
FHLB stock	38,641	1,293	4.47%	29,888	386	1.73%

Total interest-earning assets	5,579,816	217,343	5.20%	4,398,682	154,552	4.70%
Non-interest-earning assets:
Cash and due from banks	97,526			57,841
Other assets	692,104			468,928

Total non-interest-earning assets	789,630			526,769

Total assets	6,369,446			4,925,451

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	1,985,543	$16,141	1.09%	$1,945,403	$15,603	1.07%
Money market	892,059	3,057	0.46%	507,544	2,647	0.70%
Negotiable order of withdrawal accounts	1,065,208	2,152	0.27%	462,067	1,577	0.46%
Savings deposits	356,267	831	0.31%	172,881	641	0.50%

Total interest-bearing deposits	4,299,077	22,181	0.69%	3,087,895	20,468	0.89%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	143,215	937	0.87%	324,063	2,007	0.83%
Long-term borrowings	135,464	5,823	5.74%	91,398	3,356	4.91%

Total interest-bearing liabilities	4,577,756	28,941	0.84%	3,503,356	25,831	0.99%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	732,041			442,451
Other liabilities	46,194			34,417
Shareholders’ equity	1,013,455			945,227

Total non-interest-bearing liabilities and shareholders’ equity	1,791,690			1,422,095

Total liabilities and shareholders’ equity	$6,369,446			$4,925,451

Interest rate spread (tax equivalent basis)			4.36%			3.71%

Net interest income (tax equivalent basis)		$188,402			$128,721

Net interest margin (tax equivalent basis)			4.51%			3.91%
Average interest-earning assets to average interest-bearing liabilities	121.89%			125.56%

(1)	Average loans include non-performing loans.
(2)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Three months ended September 30, 2012

Net interest income was $60.3 million during the three months ended September 30, 2012 and included the effects of a reduction of interest earning assets led by problem loan resolutions, strategic repayments, normal loan principal amortization and pay downs partially offset by the continuation of a deleveraging strategy which reduced wholesale borrowings by $67.5 million.

Three months ended September 30, 2011

Net interest income was $54.2 million for the three months ended September 30, 2011 and included the effects of maintaining a high level of cash and highly liquid investment securities during the period. The increase in net interest income was primarily due to the inclusion of three weeks of GreenBank operations which we acquired on September 7, 2011 and the use of excess cash to reduce $160.0 million of higher cost FHLB advances.

Nine months ended September 30, 2012

Net interest income was $187.5 million during the nine months ended September 30, 2012 and included the effects of a reduction of excess liquidity and an expansion of the net interest margin. For the nine months ended September 30, 2012, we repaid $221.0 million of FHLB advances with higher contractual rates.

Nine months ended September 30, 2011

Net interest income was $127.7 million for the nine months ended September 30, 2011 which included three weeks of GreenBank operations. Net interest income during the period included the effects of maintaining a high level of cash and highly liquid investment securities. In the third quarter we reduced $160.0 million of higher cost FHLB advances. Net interest income includes $1.8 million associated with the recognition of the unamortized discount on certain non-PCI loans which were paid in full prior to their contractual maturity resulting in a favorable impact to the net interest margin of 8 basis points during the first nine months of 2011.

Rate/Volume Analysis

The tables below detail the components of the changes in net interest income for the three months ended September 30, 2012 compared to the three months ended June 30, 2012 and the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three Months Ended September 30, 2012 Compared to Three Months Ended June 30, 2012 Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans(1)(2)	$(1,427)	$(224)	$(1,651)
Investment securities(1)	(1,036)	(870)	(1,906)
Interest-bearing deposits in other banks	115	1	116
FHLB stock	16	(44)	(28)

Total interest income	$(2,332)	$(1,137)	$(3,469)

Interest expense
Time deposits	$(337)	$343	$6
Money market	(36)	(206)	(242)
Negotiable order of withdrawal accounts	(19)	(36)	(55)
Savings deposits	31	(19)	12
Short-term borrowings and FHLB advances	(98)	(89)	(187)
Long-term borrowings	6	16	22

Total interest expense	(453)	9	(444)

Change in net interest income	$(1,879)	$(1,147)	$(3,025)

(1)

Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(2)	Average loan volumes include non-performing loans which results in the impact of the non-accrual of interest being reflected in the change in average rate on loans.

The decrease in average rate and volume on loans for the three months ended September 30, 2012 as compared to the three months ended June 30, 2012 is primarily due to the reduction in interest earning assets led by problem loan resolutions, strategic and normal loan principal amortization and pay downs.

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans(1)(2)	$10,647	$(3,236)	$7,411
Investment securities(1)	465	(2,291)	(1,826)
Interest-bearing deposits in other banks	(235)	(85)	(320)
FHLB stock	39	267	306

Total interest income	$10,916	$(5,345)	$5,571

Interest expense
Time deposits	$(591)	$287	$(304)
Money market	293	(576)	(283)
Negotiable order of withdrawal accounts	364	(301)	63
Savings deposits	174	(118)	56
Short-term borrowings and FHLB advances	(449)	(79)	(528)
Long-term borrowings	359	235	594

Total interest expense	$150	$(552)	$(402)

Change in net interest income	$10,766	$(4,793)	$5,973

(1)

Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(2)	Average loan volumes include non-performing loans which results in the impact of the non-accrual of interest being reflected in the change in average rate on loans.

The increase in average volume for the three months ended September 30, 2012 was primarily due to a full quarter of GreenBank operations compared to three weeks of operations from the prior period ended September 30, 2011.

	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans(1)(2)	$23,963	$39,391	$63,354
Investment securities(1)	2,529	(2,676)	(147)
Interest-bearing deposits in other banks	(475)	(848)	(1,323)
FHLB stock	48	859	907

Total interest income	$26,065	$36,726	$62,791

Interest expense
Time deposits	$105	$433	$538
Money market	857	(447)	410
Negotiable order of withdrawal accounts	1,046	(471)	575
Savings deposits	353	(163)	190
Short-term borrowings and FHLB advances	(541)	(529)	(1,070)
Long-term borrowings	756	1,711	2,467

Total interest expense	$2,576	$534	$3,110

Change in net interest income	$23,489	$36,192	$59,681

(1)

Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(2)	Average loan volumes include non-performing loans which results in the impact of the non-accrual of interest being reflected in the change in average rate on loans.

The increase in average volume was primarily due to the acquisitions of Green Bankshares and Capital Bank Corp. in 2011. The increase in average rate on loans for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is primarily due to increases in pool yields as a result of favorable performance in certain acquired impaired loan pools.

Provision for Loan Losses

The provision for loan losses of $5.8 million recorded during the third quarter of 2012 reflects approximately $4.7 million related to additional impairment identified with respect to acquired impaired loans, $0.5 million related to acquired loans which were not considered impaired at the date of acquisition and $0.6 million related to the increase in the allowance for loan losses established for originated loans. We originated $172.5 million in new loans during the third quarter of 2012.

PCI loans, loans acquired where there was evidence of credit deterioration since origination and where it was probable that we will not collect all contractually required principal and interest payments, are aggregated in pools of loans with similar risk characteristics and accounted for as purchased credit-impaired. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If we have unfavorable changes in our estimates of cash flows expected to be collected for a loan pool (other than due to decreases in interest rate indices) which result in the present value of such cash flows being less than the recorded investment of the pool, we record a provision for loan losses, resulting in an increase in the allowance for loan losses for that pool. If we have favorable changes in our estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.

Changes in expected cash flows on loan pools resulted from several factors, which include actual and projected maturity date extensions through renewals of certain loans along with maturity extensions related to workout strategies or borrower requests on other loans; improved precision in the cash flow estimation; actual payment and loss experience on certain loans; and changes to the internal risk ratings of certain loans. When actual and projected maturity dates are extended beyond the dates assumed in previous cash flow estimations, the expected lives of those loans are extended and cash flows as well as impairment and accretable yield can change. We forecast the payment stream of each pool of PCI loans at the original acquisition-date valuation as well as at each subsequent re-estimation date; however, previously un-forecasted loan renewals or extensions can occur as the borrowers’ cash flow needs and other circumstances change over time. Cash flow estimates have generally improved since the acquisition dates as our lending officers and credit administration department have been in regular contact with each borrower and have developed a fuller understanding of each borrowers’ financial condition and business or personal needs. Actual payment experience on certain loans can also change expected cash flows as problem loan resolutions, loan payoffs and prepayments occur. Finally, changes to the risk ratings of certain PCI loans occur based on our evaluation of the financial condition of its borrowers. As the financial condition and repayment ability of borrowers improve over time, our policy is to upgrade the risk ratings associated with these loans and increase our cash flow expectations for these loans. Conversely, as the financial condition and repayment ability of borrowers deteriorate over time, our policy is to downgrade the associated risk ratings and decrease our cash flow expectations for these loans accordingly.

The table below illustrates the impact of our third quarter of 2012 estimates of expected cash flows on PCI loans on impairment and prospective yield:

		Weighted Average Prospective Yields
(Dollars in thousands)	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows
Covered portfolio:
Loan pools with impairment	$17,343	6.09%	8.98%
Loan pools with improvement	—	—	—

Covered portfolio total	$17,343	6.09%	8.98%

Non-covered portfolio:
Loan pools with impairment	$21,041	5.79%	6.33%
Loan pools with improvement	—	5.26%	6.38%

Non-covered portfolio total	$21,041	5.59%	6.35%

Total	$38,384	5.68%	6.75%

Three months ended September 30, 2012

The provision for loan losses of $5.8 million recorded during the three months ended September 30, 2012 reflects approximately $4.7 million related to additional impairment identified with respect to acquired impaired loans, $0.5 million related to acquired loans which were not considered impaired at the date of acquisition and $0.6 million related to the increase in the allowance for loan losses established for originated loans. Of the $4.7 million related to the acquired impaired loans, approximately $2.8 million and $1.9 million resulted from the covered portfolio and the non-covered portfolio, respectively. We are covered by indemnification agreements from the FDIC for the covered loan portfolio, and an increase in the value of the indemnification asset of approximately $0.8 million was associated with the provision for loan losses required for these loans during the third quarter of 2012.

Three months ended September 30, 2011

The provision for loan losses of $11.8 million recorded during the three months ended September 30, 2011 reflects approximately $9.0 million related to additional impairment identified with respect to acquired impaired loans, $0.4 million related to acquired loans which were not considered impaired at the date of acquisition and $2.4 million related to the increase in the allowance for loan losses established for originated loans. Of the $9.0 million related to the acquired impaired loans, approximately $4.1 million and $4.9 million resulted from the covered portfolio and the non-covered portfolio, respectively. An increase in the value of the indemnification asset of approximately $2.2 million was associated with the provision for loan losses required for these loans during the third quarter of 2011.

Nine months ended September 30, 2012

The provision for loan losses of $17.8 million recorded during the first nine months of 2012 reflects approximately $12.1 million related to additional impairment identified with respect to acquired impaired loans, $1.0 million related to acquired loans which were not considered impaired at the date of acquisition and $4.7 million related to the increase in the allowance for loan losses established for originated loans and to replenish net charge-offs. We originated $619.8 million in new loans during the nine months ended September 30, 2012. Of the $12.1 million related to the acquired impaired loans, approximately $5.6 million and $6.5 million resulted from the covered portfolio and the non-covered portfolio, respectively. An increase in the value of the indemnification asset of approximately $3.7 million was associated with the provision for loan losses required for these loans during the nine months ended September 30, 2012.

Nine months ended September 30, 2011

The provision for loan losses of $21.6 million recorded during the first nine months of 2011 reflects approximately $12.4 million related to additional impairment identified with respect to acquired impaired loans, $3.2 million related to acquired loans which were not considered impaired at the date of acquisition and $6.0 million related to the increase in the allowance for loan losses established for originated loans. Of the $12.4 million related to the acquired impaired loans, approximately $7.0 million and $5.4 million resulted from the covered portfolio and the non-covered portfolio, respectively. An increase in the value of the indemnification asset of approximately $5.6 million was associated with the provision for loan losses required for these loans during the nine months ended September 30, 2011.

Non-interest Income

Three Months Ended September 30, 2012 and 2011

Non-interest income increased from $12.4 million for the three months ended September 30, 2011 to $20.4 million for the three months ended September 30, 2012 primarily due to increased investment security gains of $2.0 million as investments with a high prepayment risk were sold and rebalancing of the investment portfolio was performed during the quarter. Other drivers were legal and insurance settlement gains of $3.5 million primarily due to a insurance recovery related to a $1.8 million settlement of a class action lawsuit related to the acquired operations of Green Bankshares and the legal settlement is primarily related to a $1.5 million gain on an acquired charged-off loan. Increases in service charges on deposit accounts, debit card income and fees on mortgage loans sold was attributable to the inclusion of Green Bankshares’ results which we acquired on September 7, 2011,

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Service charges on deposit accounts	$5,058	$3,256
Investment securities gains (losses), net	4,918	2,940
Legal settlements and insurance recoveries	3,460	—
Debit card income	2,442	1,623
Fees on mortgage loans sold	1,612	669
Accretion on FDIC indemnification asset	850	2,341
Investment advisory and trust fees	85	442
Earnings on bank owned life insurance policies	185	175
Brokerage fees	167	254
Wire transfer fees	163	132
Other	1,507	567

Total non-interest income	$20,447	$12,399

Three Months Ended September 30, 2012

Non-interest income was $20.4 million for the three months ended September 30, 2012. For the three months ended September 30, 2012, gains on the sale of investment securities were $4.9 million as investments with a high prepayment risk were sold and rebalancing of the investment portfolio was performed. The Company recorded legal settlement and insurance recovery gains of $3.5 million. The insurance recovery related to a $1.8 million settlement of a class action lawsuit related to the acquired operations of Green Bankshares and the legal settlement is primarily related to a $1.5 million gain on an acquired charged-off loan. The accretion on the FDIC indemnification asset was $850,000 for the three months ended September 30, 2012. The increase in service charge on deposit accounts, debit card income and fees on mortgage loans sold for the three months ended September 30, 2012 was primarily due to a full quarter of GreenBank operations compared to three weeks of operations from the prior 2011 quarter.

Three Months Ended September 30, 2011

Non-interest income was $12.4 million for the three months ended September 30, 2011. For the three months ended September 30, 2011, gains on the sale of investment securities were $2.9 million. The accretion on the FDIC indemnification asset was $2.3 million for the three months ended September 30, 2011, which is comprised of $4.0 million associated with increases in loss estimates for covered assets, offset by $1.7 million in amortization of the indemnification asset.

Nine Months Ended September 30, 2012 and 2011

Non-interest income increased from $24.8 million for the nine months ended September 30, 2011 to $47.4 million for the nine months ended September 30, 2012 due to increased investment security gains of $5.6 million as investments with a high prepayment risk were sold and rebalancing of the investment portfolio was performed during the quarter, coupled with legal and insurance settlement gains of $3.5 million. Increases in service charges on deposit accounts, debit card income and fees on mortgage loans sold for the nine months ended September 30, 2012 was attributable to the inclusion of Green Bankshares’ results which we acquired on September 7, 2011, and Capital Bank’s results which we acquired on January 28, 2011.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Service charges on deposit accounts	$17,381	$7,321
Investment securities gains (losses), net	8,566	2,958
Debit card income	7,792	3,434
Fees on mortgage loans sold	3,920	1,849
Legal settlements and insurance recoveries	3,460	—
Accretion on FDIC indemnification asset	1,008	5,199
Brokerage fees	612	563
Earnings on bank owned life insurance policies	564	537
Wire transfer fees	498	415
Investment advisory and trust fees	379	1,242
Other	3,269	1,281

Total non-interest income	$47,449	$24,799

Nine Months Ended September 30, 2012

Non-interest income was $47.4 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, gains on the sale of investment securities were $8.6 million as investments with a high prepayment risk were sold and rebalancing of the portfolio was performed during the period. The Company recorded legal settlement and insurance recovery gains of $3.5 million. The insurance recovery related to a $1.8 million settlement of a class action lawsuit related to the acquired operations of Green Bankshares and the legal settlement is primarily related to a $1.5 million gain on an acquired charged-off loan. The accretion on the FDIC indemnification asset was $1.0 million for the nine months ended September 30, 2012. Increases in service charges on deposit accounts, debit card income and fees on mortgage loans sold for the nine months ended September 30, 2012 was attributable to the inclusion of Green Bankshares’ results which we acquired on September 7, 2011, and Capital Bank’s results which we acquired on January 28, 2011.

Nine Months Ended September 30, 2011

Non-interest income was $24.8 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, gains on the sale of investment securities were $3.0 million. Accretion on the FDIC indemnification asset was $5.2 million for the nine months ended September 30, 2011, which is comprised of $6.3 million associated with increases in loss estimates for covered assets, offset by $1.1 million in amortization of the indemnification asset.

Non-interest Expense

We monitor the ratio of non-interest expense to net revenues (net interest income plus non-interest income), which is commonly known as the efficiency ratio. For the three and nine months ended September 30, 2012, our efficiency ratio was approximately 86.1% and 81.5%. The efficiency ratio was significantly impacted by expenses associated with conversion and merger related expenses, non-cash equity compensation and severance, insurance and legal settlement items, losses on extinguishment of debt, investment security gains during the three and nine months ended September 30, 2012, respectively. The system conversions are intended to create operating efficiencies and better position the Company for future growth. Excluding these items, the efficiency ratio would have been approximately 75.4% and 72.3% for the three and nine month periods ended September 30, 2012, respectively. The adjusted efficiency ratio is a non-GAAP measure which we believe provides investors with information useful in understanding our business and our operating efficiency.

For the three and nine months ended September 30, 2011, our efficiency ratio was approximately 73.3% and 79.6%. The efficiency ratio was significantly impacted by expenses associated with conversion and merger related expenses, non-cash equity compensation and severance expense, legal expenses, extinguishment of debt gain and investment security gains during the three and nine months ended September 30, 2011. Excluding these amounts, the efficiency ratio would have been approximately 69.0% and 71.8% for the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
(Dollars in thousands)
Non-interest expense	69,550	48,828	191,417	121,353
Less: Non-cash equity compensation and severance	4,563	2,788	15,610	6,362
Less: conversion and merger expense	3,894	1,779	6,939	6,528
Less: Legal Fees	500	750	500	1,500
Less: Insurance and legal settlements expense	1,755	—	2,752	—
Less: Extinguishment of debt	2,946	(416)	3,267	(416)

Non-interest expense adjusted	55,892	43,927	162,349	107,379

Net interest income	60,334	54,217	187,531	127,740
Non-interest income	20,447	12,399	47,449	24,799
Less: Investment security gains	4,918	2,940	8,566	2,958
Less: Insurance recoveries	1,755	—	1,755	—

Net revenue adjusted	74,108	63,676	224,659	149,581

Adjusted Efficiency Ratio	75.4%	69.0%	72.3%	71.8%

Non-interest expense increased from $48.8 million for the three months ended September 30, 2011 to $69.6 million for the three months ended September 30, 2012 and was primarily due to a full quarter of GreenBank operations compared to three weeks of operations from the same period in 2011. Other drivers of the increase for the quarter was an increase of $4.1 million in OREO related costs; $3.4 million resulting from the prepayment of all our remaining FHLB advances; a $2.1 million increase in merger and conversion related expenses and a $1.8 million legal settlement stemming from legacy Green Bankshares which is offset by a $1.8 million gain in non-interest income. The increase in salary, employee benefits and occupancy for the three months ended September 30, 2012 was primarily due to the inclusion of GreenBanks’ operations as discussed above.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Salary and employee benefits	$25,202	$20,818
Net occupancy expense	10,985	7,428
Accounting, legal and other professional	5,069	4,068
Foreclosed asset related expense	9,649	5,584
Loss (gain) on extinguishment of debt	2,946	(416)
Computer services	2,368	1,925
Legal and insurance settlement expense	1,755	—
FDIC and state assessments	1,655	1,061
Amortization of intangibles	1,132	1,132
Conversion and merger related expenses	3,894	1,779
Insurance, non-building	375	606
Postage, courier and armored car	828	610
Operating supplies	554	552
Marketing and community relations	245	1,090
Other operating expense	2,893	2,591

Total non-interest expense	$69,550	$48,828

Three Months Ended September 30, 2012

Non-interest expense was $69.6 million for the three months ended September 30, 2012, which includes $4.2 million of non-cash equity compensation expense related primarily to the stock option and restricted stock amortization expense associated with grants to the Company’s founders. In addition, there were $3.9 million in expenses during the third quarter related to the information technology conversions and merger related expenses. Insurance settlement expense of $1.8 million stemming from legacy Green Bankshares which is offset by a $1.8 million gain in non-interest income and a $2.9 million loss on extinguishment of debt due to FHLB advance repayments. Foreclosed asset related expenses were $9.6 million and included $8.6 million in OREO valuation adjustments. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses were $2.5 million. Such expenses include real estate taxes, insurance and other costs to own and maintain the properties. Also included in the foreclosed asset related expense was approximately $1.5 million in net gains on the sale of $28.2 million in OREO.

Three Months Ended September 30, 2011

Non-interest expense was $48.8 million for the three months ended September 30, 2011, which includes $2.8 million of non-cash equity compensation amortization expense related primarily to stock option and restricted stock grants to the Company’s founders. Approximately $1.8 million in expense was related to the conversion and integration of the Company’s operations onto a common technology platform. Foreclosed asset related expenses were $5.6 million and included $4.4 million in OREO valuation adjustments. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses were $2.1 million. Such expenses include real estate taxes, insurance and other costs to own and maintain the properties. Also included in the foreclosed asset related expense was approximately $880,000 in net gains on the sale of $13.2 million in OREO. Subsequent to the acquisition of Green Bankshares, approximately $110.0 million of FHLB advances were prepaid for approximately $416,000 less that their acquisition date fair value, which was included in non-interest expense as a gain on extinguishment of debt.

Nine Months Ended September 30, 2012 and 2011

Non-interest expense increased from $121.4 million for the nine months ended September 30, 2011 to $191.4 million for the nine months ended September 30, 2012. The main driver of the increase was primarily due to the inclusion of nine months of GreenBank operations as compared to three weeks from the same period in 2011. Other drivers were an increase of $10.6 million in OREO related costs; $3.7 million resulting from the prepayment of all our remaining FHLB advances; a $411,000 increase in merger and conversion related expenses and $2.8 million in legal and insurance settlement expenses, of which $1.8 million stemmed from legacy Green Bankshares which is offset by a $1.8 million gain in non-interest income. The increase in all other non-interest expense for the nine months ended September 30, 2012 was primarily due to the inclusion of GreenBanks’ operations as discussed above.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Salary and employee benefits	$80,881	$55,168
Net occupancy expense	32,437	19,122
Accounting, legal and other professional	15,266	8,137
Foreclosed asset related expense	19,006	8,428
Computer services	6,913	4,248
FDIC and state assessments	4,955	4,380
Loss (gain) on extinguishment of debt	3,267	(416)
Legal and insurance settlement expense	2,752	—
Amortization of intangibles	2,274	1,957
Conversion and merger related expenses	6,939	6,528
Insurance, non-building	1,316	1,666
Postage, courier and armored car	2,829	1,547
Operating supplies	1,995	1,327
Marketing and community relations	1,060	1,998
Other operating expense	9,527	7,263

Total non-interest expense	$191,417	$121,353

Nine Months Ended September 30, 2012

Non-interest expense was $191.4 million for the nine months ended September 30, 2012, which includes $14.9 million of non-cash equity compensation expense related primarily to stock option and restricted stock amortization expense associated with grants to the Company’s founders. As certain of the stock options granted during the period were fully vested on the date of grant, the entire $2.5 million fair value of these awards were recorded during the first quarter. In addition, there were $6.9 million in expenses during the period related to the information technology conversions and merger related expenses. Legal and insurance settlement expense of $2.8 million of which $1.8 million stemmed from legacy Green Bankshares which is offset by a $1.8 million gain in non-interest income and $3.3 million loss on extinguishment of debt due to FHLB advance repayments. Foreclosed asset related expenses were $19.0 million and included $15.5 million in OREO valuation adjustments. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses were $7.4 million. Such expenses include real estate taxes, insurance and other costs to own and maintain the properties. Also included in the foreclosed asset related expense was approximately $3.9 million in net gains on the sale of $74.2 million in OREO.

Nine Months Ended September 30, 2011

Non-interest expense was $121.4 million for the nine months ended September 30, 2011 which included a full eight months of operations of Capital Bank which was acquired on January 28, 2011 and three weeks of operations of GreenBank which was acquired on September 7, 2011. Conversion related expenses of $6.5 million were related to $3.7 million of accruals for the early termination of certain information technology system related contracts and $2.8 million of expense related to the conversion of the Company’s operations onto a common technology platform. Foreclosed asset related expenses were $8.4 million and included $5.4 million in OREO valuation adjustments. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses were $5.1 million. Such expenses include real estate taxes, insurance and other costs to own and maintain the properties. Also included in the foreclosed asset related expense was approximately $2.1 million in net gains on the sale of $53.1 million in OREO. Legal and other professional fees included $1.5 million of legal expense related to the acquisition of Capital Bank Corp. on January 28, 2011 and Green Bankshares on September 7, 2011. Marketing expense included approximately $550,000 of expense related to our re-branding campaign of Capital Bank, NA. Subsequent to the acquisition of Green Bankshares, approximately $110.0 million of FHLB advances were prepaid for approximately $416,000 less that their acquisition date fair value, which was included in non-interest expense as a gain on extinguishment of debt.

Income Taxes

The calculation of our income tax provision is complex and requires the use of estimates and judgments. As part of our analysis and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any tax position under evaluation. For tax positions that are uncertain in nature, management determines whether the tax position is more likely than not to be sustained upon examination. For tax positions that meet the threshold, management then estimates the amount of the tax benefit to recognize in the financial statements. Management closely monitors tax developments in order to evaluate the effect they may have on our overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary.

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. At September 30, 2012, we had a deferred tax asset of $170.3 million, which principally reflects the tax effect of the acquisition accounting adjustments made in connection with each of the acquisitions, subject to the limits of Section 382 of the Internal Revenue Code of 1986, as amended (which we refer to as the “Internal Revenue Code”), which determines our ability to preserve the tax benefits of existing net operating losses and built-in losses in a change of control.

At September 30, 2012, we recorded $34.0 million in income tax benefit as a result of an increase in our deferred tax asset due to an improvement in forecasted tax deductible losses from acquired loans. Under Section 382 of the Internal Revenue Code, a calculation is required to limit the NOLs and other built-in losses from the acquired companies. As we completed certain tax analyses and filed our 2011 tax return during the third quarter of 2012, we concluded that our deferred tax asset estimates were too conservative with regard to loan losses that would be limited. As a result, we recognized the increased value of our deferred tax asset associated with our increased deductibility expectations.

A tax benefit of $0.4 million was recorded due to a favorable return to provision adjustment during the quarter.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make and our overall level of taxable income. See the notes to our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof. Additionally, there were no unrecognized tax benefits at September 30, 2012, and December 31, 2011, and we do not expect the total of unrecognized tax benefits to significantly increase in the next 12 months.

Three and nine months ended September 30, 2012

The income tax benefit was $32.4 million and $24.6 million for the three and nine months ended September 30, 2012, respectively. The effective income tax rates were approximately (593.1)% and (95.2) % for the three and nine months ended September 30, 2012, respectively. Excluding the income tax benefits related to the deductible losses of $34.0 million, and return to provision adjustment of $0.4 million, the effective income tax rates were approximately 35.8% and 37.9% for the three and nine months ended September 30, 2012, respectively.

Three and nine months ended September 30, 2011

The provision for income taxes was $2.2 million and $3.5 million for the three and nine months ended September 30, 2011, respectively. The effective income tax rates were approximately 36.9% and 36.0% for the three and nine months ended September 30, 2011, respectively. As we operated at near breakeven levels during the first, second and third quarters of 2011, changes in our operations and amounts not included or deducted in arriving at taxable income during these periods caused significant variances on our expected effective tax rate for the year. Accordingly the provision for income taxes recorded during the third quarter of 2011 was higher than that recorded for the second quarter of 2011 as we recorded the provision for income taxes for the nine months ended September 30, 2011 that was consistent with our most recent expectations of the effective income tax rates applicable in 2011.

Net Income

Three months ended September 30, 2012

For the three months ended September 30, 2012, our net income of $37.8 million represented an ROA (which is equal to net income for the period annualized, divided by the average of total assets for the period) of 2.44% and an ROE (which is equal to net income for the period annualized, divided by the average of total equity for the period) of 14.68%. Net income of $2.8 million attributable to noncontrolling stockholders resulted in net income attributable to CBF of $35.1 million (or $0.76 per basic share and $0.75 per diluted share). Net income includes a tax benefit of $34.0 million related to an increase in our deferred tax asset resulting from an improvement in forecasted deductible tax losses from acquired loans, foreclosed asset related expense of $9.6 million, $4.9 million of gains on sales of investment securities, $3.9 million in expenses related to information technology conversion and merger related expenses, non-cash equity compensation expense of $4.2 million, $2.9 million of loss on extinguishment of debt and net legal settlement income of $1.7 million. Net interest income of $60.3 million and non-interest income of $20.4 million were partially offset by the provision for loan losses of $5.8 million and non-interest expense of $69.6 million.

Three months ended September 30, 2011

For the three months ended September 30, 2011, our net income of $3.7 million represented an ROA of 0.27% and an ROE of 1.55%. Net income of $538,000 attributable to noncontrolling stockholders resulted in net income attributable to CBF of $3.2 million

(or $0.07 per basic and diluted share). Net income includes $5.6 million of foreclosed asset expense, $1.8 million of expense related to the conversion of the Company’s operations onto a common technology, $750,000 of legal costs related to the Green Bankshares acquisition on September 7, 2011, and non-cash equity compensation expense of $2.4 million. Offsetting these expenses were $2.9 million related to net gains on sales of securities, accretion on the FDIC indemnification asset of approximately $2.3 million and a gain on the extinguishment of debt of $416,000. Net interest income of $54.2 million and non-interest income of $12.4 million were partially offset by the provision for loan losses of $11.8 million and non-interest expense of $48.8 million.

Nine months ended September 30, 2012

For the nine months ended September 30, 2012, our net income of $50.4 million represented an ROA of 1.05% and an ROE of 6.63%. Net income of $4.5 million attributable to noncontrolling stockholders resulted in net income attributable to CBF of $45.8 million (or $1.01 per basic share and $1.00 per diluted share). Net income includes a tax benefit of $34.0 million related to an increase in our deferred tax asset resulting from an improvement in forecasted tax deductible losses from acquired loans, foreclosed asset related expense of $19.0 million, $8.6 million of gains on sales of investment securities, $6.9 million in expenses related to information technology conversion and merger related expenses, non-cash equity compensation expense of $14.9 million, $3.3 million of loss on extinguishment of debt and net legal settlement income of $1.7 million. Net interest income of $187.5 million and non-interest income of $47.4 million were partially offset by the provision for loan losses of $17.8 million and non-interest expense of $191.4 million.

Nine months ended September 30, 2011

For the nine months ended September 30, 2011, our net income of $6.1 million represented an ROA of 0.17% and an ROE of 0.86%. Net income of $932,000 attributable to noncontrolling stockholders resulted in net income attributable to CBF of $5.2 million (or $0.12 per basic share and $0.11 per diluted share). Net income includes $8.4 million of foreclosed asset expense, $6.5 million of expense related to the conversion of the Company’s operations onto a common technology, $1.5 million of legal costs related to the Capital Bank Corp. acquisition on January 28, 2011 and the Green Bankshares acquisition on September 7, 2011, and non-cash equity compensation expense of $5.4 million. Offsetting these expenses were $3.0 million related to net gains on sales of securities, accretion on the FDIC indemnification asset of approximately $5.2 million and a gain on the extinguishment of debt of $416,000. Net interest income of $127.7 million and non-interest income of $24.8 million were partially offset by the provision for loan losses of $21.6 million and non-interest expense of $121.4 million.

Financial Condition

Our assets totaled $6.2 billion and $6.6 billion at September 30, 2012 and December 31, 2011, respectively. Total loans at September 30, 2012 and December 31, 2011 were $4.1 billion and $4.3 billion, respectively. Total deposits were $4.8 billion and $5.1 billion at September 30, 2012 and December 31, respectively. Borrowed funds, consisting of short-term borrowings, notes payable and subordinated debentures, totaled $182.5 million at September 30, 2012. Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $415.7 million at December 31, 2011. The decreases in total loans, during the nine months ended September 30, 2012 were primarily due to planned reductions in both criticized and classified loans and in non-strategic commercial real estate loans.

Core deposits were flat during the third quarter as strong growth in Florida and the Carolinas was offset by reductions in the Tennessee market, where branch operations and product offerings are being realigned to meet Capital Bank strategies and objectives. The decline in total deposits was primarily due to the reduction of high contractual rate CD’s.

Shareholders’ equity was $1.2 billion and $990.9 million at September 30, 2012 and December 31, 2011, respectively. The increase in shareholders’ equity for the nine months ended September 30, 2012 was due to the completion of the Company’s initial public offering, which raised net proceeds for the Company of approximately $89.5 million.

Loans

Our loan portfolio is our primary earning asset. Our strategy is to grow the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. Additionally, we are working to reduce excessive concentrations in commercial real estate loans, which were the predominant portion of the acquisitions’ legacy portfolios, in order to achieve a more diversified portfolio mix.

The following table sets forth the carrying amounts of our loan portfolio.

(Dollars in thousands)	As of September 30, 2012		As of December 31, 2011		Sequential Change
Loan Type	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$818,171	20.1%	$903,914	21.0%	$(85,743)	(9.5)%
Other commercial C&D	332,519	8.2%	423,932	9.8%	(91,413)	(21.6)%
Multifamily commercial real estate	69,954	1.7%	98,207	2.3%	(28,253)	(28.8)%
1-4 family residential C&D	66,460	1.6%	85,978	2.0%	(19,518)	(22.7)%

Total commercial real estate	$1,287,104	31.6%	$1,512,031	35.1%	$(224,927)	(14.9)%
Owner occupied commercial real estate	949,887	23.3%	902,816	21.0%	47,071	5.2%
Commercial and industrial	518,386	12.7%	467,047	10.9%	51,339	11.0%

Total commercial	$1,468,273	36.0%	$1,369,863	31.9%	$98,410	7.2%
1-4 family residential	737,179	18.1%	818,547	19.0%	(81,368)	(9.9)%
Home equity	351,731	8.7%	383,768	8.9%	(32,037)	(8.3)%
Consumer	130,935	3.2%	123,121	2.9%	7,814	6.3%

Total consumer	$1,219,845	30.0%	$1,325,436	30.8%	$(105,591)	(8.0)%
Other	96,990	2.4%	95,133	2.2%	1,857	2.0%

Total	$4,072,212	100.0%	$4,302,463	100.0%	$(230,251)	(5.4)%

During the nine months ended September 30, 2012, our loan portfolio decreased by $230.3 million due to $378.4 million in resolutions and $471.6 million in net principal repayments, partially offset by $619.8 million of new loan originations during the period. The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans and reducing our overall concentration of commercial real estate loans. As illustrated in greater detail in the table below, commercial and industrial loans and consumer and other loans represented approximately 61.4% and 29.2%, respectively, of new loan production for the nine months ended September 30, 2012. We expect that this production emphasis, which resulted in nearly 90.6% of our new loan production for the nine months ended September 30, 2012 in categories other than commercial real estate, along with normal runoff of the legacy portfolios, will, over time, lead to the reduction of our concentration in commercial real estate loans which represented approximately 31.6% of the outstanding balance of the loan portfolio at September 30, 2012.

Commercial loan production for the nine months ended September 30, 2012 was $380.8 million. As a result of stronger volumes, commercial loans made up over one-half of our new loan originations during the nine months ended September 30, 2012, while commercial real estate loans were 9.4% of new loan originations, consistent with our plans to reduce concentrations in this category.

The following table sets forth our new loan originations (excluding renewals of existing loans) segmented by loan type.

(Dollars in millions)	Three months ended September 30, 2012		Three months ended June 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011
Loan Type	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$1.7	1.0%	$15.0	6.0%	$6.3	3.8%	$26.1	4.2%	$38.4	7.4%
Other commercial C&D	0.7	0.4%	2.3	0.9%	4.5	2.7%	8.3	1.4%	15.2	2.9%
Multifamily commercial real estate	0.2	0.1%	0.8	0.3%	0.3	0.2%	1.2	0.2%	0.8	0.2%
1-4 family residential C&D	6.8	4.0%	6.5	2.6%	6.7	4.0%	22.5	3.6%	21.5	4.2%

Total commercial real estate	$9.4	5.5%	$24.6	9.8%	$17.8	10.7%	$58.1	9.4%	$76.0	14.6%
Owner occupied commercial real estate	17.4	10.1%	57.9	23.1%	62.4	37.5%	127.8	20.6%	196.0	37.7%
Commercial and industrial	86.3	50.0%	92.8	37.1%	63.3	38.1%	253.0	40.8%	138.4	26.6%

Total commercial	$103.7	60.1%	$150.7	60.2%	$125.7	75.6%	$380.8	61.4%	$334.4	64.3%
1-4 family residential	22.4	13.0%	40.9	16.3%	8.6	5.2%	82.0	13.3%	58.8	11.3%
Home equity	3.0	1.7%	5.8	2.3%	0.8	0.5%	14.8	2.4%	6.4	1.2%
Consumer	14.3	8.3%	25.9	10.4%	12.1	7.3%	60.4	9.7%	36.2	7.0%

Total consumer	$39.7	23.0%	$72.6	29.0%	$21.5	13.0%	$157.2	25.4%	$101.4	19.5%
Other	19.7	11.4%	2.6	1.0%	1.2	0.7%	23.7	3.8%	8.5	1.6%

Total	$172.5	100.0%	$250.5	100.0%	$166.2	100.0%	$619.8	100.0%	$520.3	100.0%

We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively, with the goal of reducing the concentration in our portfolio over time.

Florida, South Carolina, North Carolina, Tennessee and Virginia accounted for 33.7%, 13.9%, 23.5%, 28.7% and 0.2% of our new loan originations, respectively, for the nine months ended September 30, 2012. Florida, South Carolina, North Carolina and Tennessee accounted for 41.1%, 27.3%, 30.5% and 1.1% of our new loan originations, respectively, for the nine months ended September 30, 2011.

The contractual maturity distributions of our loan portfolio as of September 30, 2012 and December 31, 2011 are indicated in the tables below. The majority of these are amortizing loans.

	Loans Maturing (As of September 30, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$278,896	$360,652	$178,623	$818,171
Other commercial C&D	193,729	118,739	20,051	332,519
Multifamily commercial real estate	19,255	37,644	13,055	69,954
1-4 family residential C&D	52,197	4,017	10,246	66,460

Total commercial real estate	544,077	521,052	221,975	1,287,104
Owner occupied commercial real estate	127,768	599,127	222,992	949,887
Commercial and industrial	179,699	290,093	48,594	518,386

Total commercial	307,467	889,220	271,586	1,468,273
1-4 family residential	124,186	153,956	459,037	737,179
Home equity	21,088	86,831	243,812	351,731
Consumer	13,217	79,015	38,703	130,935

Total consumer	158,491	319,802	741,552	1,219,845
Other	20,480	40,893	35,617	96,990

Total	$1,030,515	$1,770,967	$1,270,730	$4,072,212

	Loans Maturing (As of September 30, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$419,049	$1,083,630	$364,669	$1,867,348
Floating or adjustable interest rates	611,466	687,337	906,061	2,204,864

Total loans	$1,030,515	$1,770,967	$1,270,730	$4,072,212

	Loans Maturing (As of December 31, 2011)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$215,597	$511,652	$176,665	$903,914
Other commercial C&D	274,419	139,815	9,698	423,932
Multifamily commercial real estate	32,745	51,237	14,225	98,207
1-4 family residential C&D	68,797	6,251	10,930	85,978

Total commercial real estate	591,558	708,955	211,518	1,512,031
Owner occupied commercial real estate	123,932	547,784	231,100	902,816
Commercial and industrial	183,593	228,277	55,177	467,047

Total commercial	307,525	776,061	286,277	1,369,863
1-4 family residential	149,275	203,902	465,370	818,547
Home equity	22,841	111,720	249,207	383,768
Consumer	20,331	96,590	6,200	123,121

Total consumer	192,447	412,212	720,777	1,325,436
Other	23,718	30,795	40,620	95,133

Total	$1,115,248	$1,928,023	$1,259,192	$4,302,463

	Loans Maturing (As of December 31, 2011)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$429,219	$1,163,183	$379,121	$1,971,523
Floating or adjustable interest rates	686,029	764,840	880,071	2,330,940

Total loans	$1,115,248	$1,928,023	$1,259,192	$4,302,643

Asset Quality

Consistent with our strategy of operating with a sound risk profile, we have focused on originating loans we believe to be of high quality, disposing of non-performing assets as rapidly as possible, and reducing the size of our legacy commercial real estate loan portfolio. To achieve these objectives, we underwrite new loans and manage existing loans in accordance with our underwriting standards under the direction of our chief risk officer. Additionally, we have assigned senior credit officers to oversee the Florida, Tennessee and Carolinas markets, and we have established a special assets division to dispose of legacy problem loans and OREO.

We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank that are covered by FDIC loss sharing agreements that reimburse us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans and a ten-year period for residential loans. We refer to all other loans as “non-covered loans.” These are loans we originate, loans acquired through the acquisitions of Capital Bank, TIB Bank and Greenbank and certain consumer loans of the Failed Banks that we acquired, which are not covered by any loss sharing agreement.

Covered Loans

As of September 30, 2012, covered loans were $453.2 million, representing 10.7% of our loan portfolio. Also as of September 30, 2012, the covered loans were 3.3% past due 30-89 days, 20.7% greater than 90 days past due and still accruing/accreting and 0.6% nonaccrual, reflecting the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of the respective acquisition dates. Projected reimbursements from the FDIC relating to projected future losses on covered loans are recorded as the FDIC indemnification asset, which was $56.5 million as of September 30, 2012. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $9.3 million at September 30, 2012.

As of December 31, 2011, covered loans were $550.6 million, representing 12.8% of our loan portfolio. Also as of December 31, 2011, the covered loans were 4.8% past due 30-89 days, 22.1% greater than 90 days past due and still accruing/accreting and 0.5% nonaccrual, reflecting the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. The FDIC indemnification asset was $66.3 million as of December 31, 2011. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $13.3 million at December 31, 2011.

We manage credit risk associated with loans covered under loss sharing agreements in the same manner as credit risk associated with non-covered loans. This includes following consistent policies and procedures relating to the process of working with borrowers in efforts to resolve problem loans resulting in the lowest losses possible and collection including foreclosure, repossession and the ultimate liquidation of any applicable underlying collateral. The loss sharing agreements also contain certain restrictions and conditions which, among other things, provide that certain credit risk management strategies such as loan sales, under certain conditions, could be prohibited under the agreements and may lead to the termination of coverage of any applicable losses on the related loans. Accordingly, actions taken by management in the process of prudently managing credit risk and borrower relationships, including, but not limited to, the renewal of covered loans for periods extending beyond the expiration of the applicable loss sharing agreement, the extension of additional credit or the making of certain modifications of loan terms, can lead to the termination of coverage under the loss sharing agreements for these particular loans. Additionally, the loss sharing agreements limit coverage to ten years for residential loans and five years for other covered loans.

Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental monthly and quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through September 30, 2012, and claims filed by us for losses realized through December 31, 2011, totaling $19.3 million and $77.4 million, respectively, have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including independent reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans

As of September 30, 2012, non-covered loans were $3.6 billion, representing 89.3% of our loan portfolio. Also as of September 30, 2012, our non-covered loans were 1.8% past due 30-89 days, 6.5% greater than 90 days past due and still accruing/accreting and 0.3% nonaccrual.

As of December 31, 2011, non-covered loans were $3.8 billion, representing 87.2% of our loan portfolio. Also as of December 31, 2011, our non-covered loans were 2.1% past due 30-89 days, 6.8% greater than 90 days past due and still accruing/accreting and 0.1% nonaccrual.

As the majority of the loans are acquired impaired loans, these loans have also been affected by the real estate downturn and excessive commercial real estate concentrations. However, the credit quality of these loans is generally higher than that of the covered loans. In connection with the acquisitions, we applied acquisition accounting adjustments to the non-covered loans not originated by us to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.

Covered and Non-Covered Loan Credit Quality Summary

The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

	As of September 30, 2012				As of December 31, 2011
(Dollars in millions)	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans
Covered Portfolio
Non-owner occupied commercial real estate	$107.4	1.2%	24.4%	0.1%	$125.7	6.0%	12.1%	0.0%
Other commercial C&D	34.2	0.3%	66.1%	0.0%	53.4	2.1%	67.6%	0.0%
Multifamily	14.0	21.4%	30.7%	0.0%	22.3	5.8%	23.3%	0.0%
1-4 family residential C&D	4.7	0.0%	72.3%	0.0%	4.7	0.0%	72.3%	0.0%

Total commercial real estate	160.3	2.7%	35.2%	0.1%	206.1	4.8%	29.1%	0.0%
Owner occupied commercial real estate	91.0	1.4%	8.2%	0.0%	114.6	5.9%	23.0%	0.0%
Commercial & Industrial	17.8	1.1%	11.2%	1.7%	24.0	2.9%	12.5%	1.7%

Total commercial	108.8	1.4%	8.7%	0.3%	138.6	5.4%	21.2%	0.3%
1-4 family residential	98.9	3.1%	20.1%	0.0%	127.2	5.0%	19.0%	0.0%
Home equity	61.8	8.4%	4.4%	3.7%	72.6	4.0%	4.0%	3.0%
Consumer	0.2	0.0%	0.0%	0.0%	0.2	0.0%	0.0%	0.0%

Total consumer	160.9	5.2%	14.0%	1.4%	200.0	4.7%	13.6%	1.1%
Other	5.2	0.0%	30.8%	0.0%	5.9	0.0%	88.1%	0.0%

Total covered	$435.2	3.3%	20.7%	0.6%	$550.6	4.8%	22.1%	0.5%

Non-covered Portfolio
Non-owner occupied commercial real estate	$710.8	1.2%	4.9%	0.0%	$778.2	2.5%	6.4%	0.0%
Other commercial C&D	298.3	5.2%	24.1%	0.0%	370.6	1.6%	23.1%	0.0%
Multifamily	56.0	1.8%	3.9%	0.0%	75.9	0.5%	5.7%	0.0%
1-4 family residential C&D	61.7	1.0%	11.2%	0.7%	81.2	21.4%	11.0%	0.4%

Total commercial real estate	1,126.8	2.3%	10.3%	0.0%	1,305.9	3.3%	11.4%	0.0%
Owner occupied commercial real estate	858.8	1.1%	5.6%	0.1%	788.2	0.6%	5.7%	0.0%
Commercial and industrial	500.6	1.3%	5.7%	0.3%	443.0	2.8%	5.1%	0.1%

Total commercial	1,359.4	1.1%	5.6%	0.1%	1,231.2	1.4%	5.5%	0.0%
1-4 family residential	638.3	2.2%	5.3%	0.5%	691.4	1.3%	4.3%	0.0%
Home equity	289.9	2.3%	2.1%	0.8%	311.2	1.6%	1.4%	0.8%
Consumer	130.8	1.8%	0.2%	0.3%	123.0	2.0%	0.9%	0.0%

Total consumer	1,059.0	2.2%	3.8%	0.6%	1,125.6	1.5%	3.2%	0.2%
Other	91.8	1.2%	4.0%	0.0%	89.2	0.9%	4.5%	0.0%

Total non-covered	3,637.0	1.8%	6.5%	0.2%	3,751.9	2.1%	6.8%	0.1%

Total	$4,072.2	2.0%	8.0%	0.3%	$4,302.5	2.4%	8.8%	0.1%

Of the loans past due greater than 90 days and still in accruing/accreting status as of September 30, 2012, $90.2 million (or approximately 27.6%) were loans covered by loss sharing agreements with the FDIC. All of these loans were acquired loans and such loans were either PCI loans or, based upon their recorded investment, were considered well secured and in the process of collection and met the criteria for reporting as 90 days past due and still accruing.

Nine months ended September 30, 2012

Total non-performing loans as of September 30, 2012 declined by $45.0 million to $337.6 million as compared to $382.6 million at December 31, 2011. The net decline in non-performing loans during the nine months ended September 30, 2012 was attributable to $65.5 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures and $117.0 million in resolutions. Offsetting the decline was $137.6 million of loans that became non-performing.

During the nine months ended September 30, 2012, we foreclosed, or received deeds in lieu of foreclosure, on $65.5 million in loans, of which approximately 56% consisted of commercial real estate loans and approximately 14% and 16% were associated with the covered loans in Florida and South Carolina, respectively. Of the loans transferred to other real estate owned during the period, 30% were covered by loss sharing agreements.

Sales of other real estate owned were $74.2 million during the nine months ended September 30, 2012. Approximately 64% of the sales were commercial real estate, and approximately 18% and 12% were associated with the covered loans in Florida and South Carolina, respectively. Loss sharing agreements covered 30% of these sales.

The customer-owed balances and carrying amounts as of September 30, 2012 and December 31, 2011 (which includes all amounts contractually owed by borrowers) are set forth in the table below:

(Dollars in millions)
Loan Type	Gross Customer Balance Owed September 30, 2012	Carrying Amount(1) September 30, 2012		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans(2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$160.8	$107.4		66.8%	$26.3	24.5%
Other commercial C&D	102.3	34.2		33.4%	22.6	66.1%
Multifamily	23.8	14.0		58.8%	4.3	30.7%
1-4 family residential C&D	7.0	4.7		67.1%	3.4	72.3%

Total commercial real estate	293.9	160.3		54.5%	56.6	35.3%
Owner occupied commercial real estate	110.3	91.0		82.5%	7.5	8.2%
Commercial and industrial	27.2	17.8		65.4%	2.3	12.9%

Total commercial	137.5	108.8		79.1%	9.8	9.0%
1-4 family residential	131.8	98.9		75.0%	19.9	20.1%
Home equity	84.1	61.8		73.5%	5.0	8.1%
Consumer	0.2	0.2		100.0%	0.0	0.0%

Total consumer	216.1	160.9		74.5%	24.9	15.5%
Other	19.9	5.2		26.1%	1.6	30.8%

Total covered	$667.4	$435.2	(1)	65.2%	$92.9	21.3%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$792.5	$710.8		89.7%	$34.7	4.9%
Other commercial C&D	557.2	298.3		53.5%	72.0	24.1%
Multifamily	64.9	56.0		86.3%	2.2	3.9%
1-4 family residential C&D	79.1	61.7		78.0%	7.3	11.8%

Total commercial real estate	1,493.7	1,126.8		75.4%	116.2	10.3%
Owner occupied commercial real estate	909.1	858.8		94.5%	48.3	5.6%
Commercial and industrial	579.2	500.6		86.4%	29.8	6.0%

Total commercial	1,488.3	1,359.4		91.3%	78.1	5.7%
1-4 family residential	695.0	638.3		91.8%	37.5	5.9%
Home equity	332.6	289.9		87.2%	8.5	2.9%
Consumer	144.6	130.8		90.5%	0.7	0.5%

Total consumer	1,172.2	1,059.0		90.3%	46.7	4.4%
Other	99.4	91.8		92.4%	3.7	4.0%

Total non-covered	4,253.6	3,637.0	(1)	85.5%	244.7	6.7%

Total	$4,921.0	$4,072.2		82.8%	$337.6	8.3%

(1)

The carrying amount for total covered loans represents a discount from the total gross customer balance of $232.2 million or 34.8%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $616.6 million or 14.5%.

(2)	Includes loans greater than 90 days past due.

(Dollars in millions)
Loan Type	Gross Customer Balance Owed December 31, 2011	Carrying Amount December 31, 2011(1)		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans(2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$148.6	$125.7		84.6%	$15.2	12.1%
Other commercial C&D	87.8	53.4		60.8%	36.1	67.6%
Multifamily	28.6	22.3		78.0%	5.2	23.3%
1-4 family residential C&D	5.6	4.7		83.9%	3.4	72.3%

Total commercial real estate	270.6	206.1		76.2%	59.9	29.1%
Owner occupied commercial real estate	127.8	114.6		89.7%	26.4	23.0%
Commercial and industrial	28.2	24.0		85.1%	3.4	14.2%

Total commercial	156.0	138.6		88.8%	29.8	21.5%
1-4 family residential	144.0	127.2		88.3%	24.2	19.0%
Home equity	88.4	72.6		82.1%	5.1	7.0%
Consumer	0.2	0.2		100.0%	0.0	0.0%

Total consumer	232.6	200.0		86.0%	29.3	14.7%
Other	11.8	5.9		50.0%	5.2	88.1%

Total covered	$671.0	$550.6	(1)	82.1%	$124.2	22.6%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$906.9	$778.2		85.8%	$49.5	6.4%
Other commercial C&D	634.1	370.0		58.4%	85.6	23.1%
Multifamily	88.0	75.9		86.3%	4.3	5.7%
1-4 family residential C&D	99.4	81.8		82.3%	9.3	11.5%

Total commercial real estate	1,728.4	1,305.9		75.6%	148.7	11.4%
Owner occupied commercial real estate	859.4	788.2		91.7%	45.0	5.7%
Commercial and industrial	518.2	443.0		85.5%	22.7	5.1%

Total commercial	1,377.6	1,231.2		89.4%	67.7	5.5%
1-4 family residential	760.4	691.4		90.9%	30.0	4.3%
Home equity	366.8	311.2		84.8%	6.9	2.2%
Consumer	158.7	123.0		77.4%	1.1	0.9%

Total consumer	1,285.9	1,125.6		87.5%	38.0	3.4%
Other	106.2	89.2		84.0%	4.0	4.5%

Total non-covered	4,498.1	3,751.9	(1)	83.4%	258.4	6.9%

Total	$5,169.1	$4,302.5		83.2%	$382.6	8.9%

(1)

The carrying amount for total covered loans represents a discount from the total gross customer balance of $120.4 million or 17.9%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $746.2 million or 16.6%.

(2)	Includes loans greater than 90 days past due.

We regularly reassess the performance of the acquired portfolios by comparing actual to expected cash flows for a number of pools of similar loans. For those pools that exhibit performance below expectations which result in the present value of such cash flows being less than the recorded investment of the pool, we record a provision to establish or increase an allowance for losses. For loan pools that perform above expectations such that the present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance and then record an increase in accretable yield, which is then amortized into net income as an increase in net interest income over the remaining life of the pool.

The changes in expected cash flows on certain loan pools during 2012 and 2011 resulted from several factors, which included actual and projected maturity date extensions through renewals of certain loans along with maturity extensions related to workout strategies or borrower requests on other loans, improved precision in the cash flow estimation for acquired loans, actual payment and loss experience on certain loans and changes to the internal risk ratings of certain loans. When actual and projected maturity dates are extended beyond the dates assumed in previous cash flow estimations, the expected lives of those loans are extended and cash flows as well as impairment and accretable yield can change. The Company forecasts the payment stream of each pool of PCI loans at the original acquisition-date valuation as well as at each subsequent re-estimation date; however, previously un-forecasted loan renewals or extensions can occur as the borrowers’ cash flow needs and other circumstances change over time. Cash flow estimates have improved for the acquired loans since the acquisition date as the Company’s lending officers and credit administration department have been in regular contact with each borrower and have developed a fuller understanding of each borrower’s financial condition and business or personal needs. Actual payment experience on certain loans can also change expected cash flows as problem loan resolutions, loan payoffs and prepayments occur. Finally, changes to the risk ratings of certain PCI loans occur based on the Company’s evaluation of the financial condition of its borrowers. As the financial condition and repayment ability of borrowers improve over time, the Company’s policy is to upgrade the risk ratings associated with these loans and increase its cash flow expectations for these loans. Conversely, as the financial condition and repayment ability of borrowers deteriorate over time, the Company’s policy is to downgrade the associated risk ratings and decrease its cash flow expectations for these loans accordingly.

Allowance for Loan Losses

For newly originated loans, we have recorded a provision to establish an allowance against loan losses. At September 30, 2012, the allowance for loan losses was $51.6 million of which $13.2 million related to loans we originated or acquired non-PCI loans. As of September 30, 2012, we have recorded provisions of $38.4 million associated with PCI loans. As of December 31, 2011, the allowance for loan losses was $34.7 million and $8.4 million of the allowance for loan losses related to loans we originated or acquired non-PCI loans and $26.3 million related to PCI loans.

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. Based upon our most recent estimates of expected cash flows, approximately $38.4 million of the allowance for loan losses was required to be allocated for PCI loans as of September 30, 2012. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired. Otherwise, we estimate an allowance for each risk category.

Home equity loans, indirect auto loans, residential loans and consumer loans generally are not analyzed individually or separately identified for impairment disclosures. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors mentioned above. However, should such loans exceeding certain size thresholds exhibit signs of impairment, they are individually evaluated for impairment.

Senior management and our Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The acquisitions of our banking operations during 2010 and the acquisition of Capital Bank Corp. and Green Bankshares during the first and third quarter of 2011, respectively, resulted in significant preliminary accounting adjustments recorded, resulting in the majority of our balance sheet being recently valued at fair value. The most significant adjustments related to loans that previously were recorded at values reflecting estimated fair values as of the various acquisition dates. Due to these accounting adjustments, no allowance for loan losses was recorded for acquired loans upon acquisition.

The provision for loan losses is a charge to income in the current period to establish or replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio for originated loans. A provision for loan losses is also required for any unfavorable changes in expected cash flows related to pools of purchased impaired loans. The provision for loan losses and expectations of cash flows may be impacted by many factors, including changes in the value of real estate collateralizing loans, net charge-offs and credit losses incurred, changes in loans outstanding, changes in impaired loans, historical loss rates and the mix of loan types. The provisions for loan losses were $5.8 million and $11.8 million for the three months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012, $4.7 million of the provision for loan losses reflects impairment related to unfavorable changes in estimates of expected cash flows in certain pools of purchased impaired loans. The remainder of the provision for loan losses includes the allowance for loan losses established for loans originated by us and non-PCI acquired loans.

As the majority of our acquired loans are considered PCI loans, our provision for loan losses in future periods will be most significantly influenced in the short term by the differences between the actual credit losses resulting from the resolution of problem loans and the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition dates. For loans originated by us, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Management made the following principal enhancements to the methodology during the third quarter of 2012:

•

Narrowed historical credit loss experience data to a peer group of similar financial institutions; previously credit loss experience data for all FDIC banks was utilized. This refinement was made to reflect the trends that are occurring in similar financial institutions.

•

Increased historical credit loss look-back period. The Company began extending its look-back period to reflect a trailing five year business cycle by prospectively adding an additional quarter of data until five a year period is included.

•

Inclusion of additional qualitative factors. The Company has incorporated the following factors into its qualitative analysis: i) changes in the nature and product mix of the portfolio; ii) credit loan review coverage and associated findings; and iii) macroeconomic collateral value trends.

These model enhancements were in part due to the increasing proportion of originated loans to total loans, increasing balances of originated loans and associated allowances and the overall aging of the portfolio. We identified a group of financial institutions whose loss experience over the term of our two year operating history and looking forward is expected to be most relevant to estimating incurred losses. Additionally, the look back period for peer loan losses used in the model will be increased to match the increasing aging of the originated portfolio. We also believe that increasing to a full business cycle will incorporate relevant available data and the incremental qualitative factors will improve directional consistency between management expectations and model results. These enhancements did not have a material impact on the estimated allowance for loan losses during the period.

Changes affecting the allowance for loan losses are summarized below for the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Allowance for loan losses at beginning of period	$45,472	$7,486	$34,749	$753

Charge-offs:
Non-owner occupied commercial real estate	220	—	220	—
Other commercial C&D	—	—	83	—
Multifamily commercial real estate	—	—	—	—
1-4 family residential C&D	—	—	—	—

Total commercial real estate	220	—	303	—
Owner occupied commercial real estate	—	—	—	—
Commercial and industrial	49	—	52	—

Total commercial	49	—	52	—
1-4 family residential	—	—	—	—
Home Equity	515	374	1,267	3,360
Consumer	444	1	896	42

Total consumer	959	375	2,163	3,402
Other	(404)	—	1,172	—

Total charge-offs	$824	$375	$3,690	$3,402
Recoveries:
Non-owner occupied commercial real estate	224	—	986	—
Other commercial C&D	278	17	328	17
Multifamily commercial real estate	—	—	—	—
1-4 family residential C&D	1	—	1	—

Total commercial real estate	503	17	1,315	17
Owner occupied commercial real estate	237	—	251	—
Commercial and industrial	35	4	184	4

Total commercial	272	4	435	4
1-4 family residential	35	3	83	3
Home Equity	46	—	65	—
Consumer	38	2	142	2

Total consumer	119	5	290	5
Other	274	—	733	—

Total recoveries	$1,168	$26	$2,773	$26
Net charge-offs (recoveries)	(344)	349	917	3,376
Provision for loan losses	5,771	11,846	17,755	21,606

Allowance for loan losses at end of period	$51,587	$18,983	$51,587	$18,983

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of originated or non-PCI loans, and the entire allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of September 30, 2012 and December 31, 2011. The following table allocates the allowance for loan losses for non-PCI loans by loan category as of the dates indicated:

		September 30, 2012			December 31, 2011
(Dollars in thousands)	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans
Non-owner occupied commercial real estate	$87,036	$648	0.7%	$55,489	$453	0.8%
Other commercial C&D	55,421	1,835	3.3%	38,713	509	1.3%
Multifamily commercial real estate	1,439	8	0.6%	756	7	0.9%
1-4 family residential C&D	43,101	1,040	2.4%	33,286	444	1.3%

Total commercial real estate	$186,997	$3,531	1.9%	$128,244	$1,413	1.1%
Owner occupied commercial real	436,311	2,257	0.5%	286,385	3,022	1.1%
Commercial and industrial	331,583	4,339	1.3%	201,625	1,945	1.0%

Total commercial	$767,894	$6,596	0.9%	$488,010	$4,967	1.0%
1-4 family residential	171,037	1,203	0.7%	112,580	866	0.8%
Home Equity	204,935	287	0.1%	215,336	163	0.1%
Consumer	94,505	1,309	1.4%	59,616	997	1.7%

Total consumer	$470,477	$2,799	0.6%	$387,532	$2,026	0.5%
Other	32,059	277	0.9%	9,653	26	0.3%

Total	$1,457,427	$13,203	0.9%	$1,013,439	$8,432	0.8%

Criticized and Classified Loans

Loans with the following attributes are categorized as criticized and classified loans: (1) a potential weakness that deserves management’s close attention; (2) inadequate protection by the current net worth and paying capacity of the obligor or of the collateral pledged; or (3) weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The following table summarizes criticized and classified loans at September 30, 2012 and December 31, 2011:

Criticized/Classified Loans(1)	September 30, 2012			December 31, 2011
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Non-owner occupied commercial real estate	$41,898	$152,511	$194,409	$58,626	$193,208	$251,834
Other commercial C&D	26,853	130,424	157,277	43,085	169,837	212,922
Multifamily commercial real estate	5,865	13,672	19,537	7,406	24,550	31,956
1-4 family residential C&D	5,166	10,217	15,383	4,745	15,110	19,855

Total commercial real estate	79,782	306,824	386,606	113,862	402,705	516,567

Owner occupied commercial real estate	27,775	88,915	116,690	37,017	89,876	126,893
Commercial and industrial	4,880	53,269	58,149	4,693	66,445	71,138

Total commercial	32,655	142,184	174,839	41,710	156,321	198,031

1-4 family residential	29,401	67,194	96,595	40,426	73,513	113,939
Home equity	6,823	14,782	21,605	8,802	10,355	19,157
Consumer	–	1,885	1,885	–	1,271	1,271

Total consumer	36,224	83,861	120,085	49,228	85,139	134,367

Other	4,939	12,608	17,547	5,207	14,659	19,866

Total	$153,600	$545,477	$699,077	$210,007	$658,824	$868,831

(1)	PCI and Non-PCI loans are included in the balances presented.

Total criticized and classified loans as of September 30, 2012 declined $169.7 million as compared to December 31, 2011 as $65.5 million of transfers to other real estate owned, and $215.9 million of pay downs and charge offs and upgrades were offset by $111.7 million of downgrades.

Impaired Loans

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, residential mortgages, commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. Non-accrual loans and restructured loans where loan term concessions benefiting the borrowers have been made are generally designated as impaired. The application of the acquisition method of accounting due to the acquisitions of our banking operations in 2010 and 2011 resulted in all acquired loans, impaired as well as non-impaired loans, being recorded in the financial statements at their fair value at the date of acquisition, and the historical allowance for loan loss associated with these loans by the predecessor institutions was eliminated. The fair value of loans is determined by the net present value of the expected cash flows, taking into consideration the credit quality and expectations of credit losses. The majority of acquired loans were classified as purchased credit impaired loans and were accounted for in pools of loans with similar risk characteristics.

Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, there were one single-family residential loan and one commercial and industrial loan which were individually evaluated for impairment totaling approximately $3.9 million as of September 30, 2012. Two single-family residential loans totaling $0.8 million were individually evaluated as of December 31, 2011. No allowance for loan losses was recorded for such loans as of either date.

As discussed in preceding section “Allowance and Provision for Loan Losses” based upon the most recent estimates of pool expected cash flows, impairment of purchased credit impaired loans of approximately $4.7 million was identified during the third quarter of 2012.

Due to the pool method of accounting for purchased credit impaired loans, non-performing PCI loans are reported as 90 days past due and still accruing/accreting. Going forward additional, acquired loans not classified as purchased credit impaired and loans originated by us may become impaired and will be classified as such. Impaired loans also include loans which were not classified as non-accrual, but otherwise meet the criteria for classification as an impaired loan (i.e., loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). In our evaluation of the adequacy of the allowance for loan losses, we consider (1) purchased credit impaired loans and loans classified as impaired, (2) our historical portfolio loss experience and trends and (3) certain other quantitative and qualitative factors.

Non-performing Assets

Non-performing assets include accruing/accreting loans delinquent 90 days or more, non-accrual loans and investment securities, repossessed personal property and other real estate. Non-PCI loans and investments in debt securities are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when such assets are 90 days past due. Non-performing assets were as follows:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Total non-accrual loans	$2,702	$8,490	$11,192	$2,589	$3,286	$5,875
Accruing/accreting loans delinquent 90 days or more	90,163	236,290	326,453	121,579	255,054	376,633

Total non-performing loans	$92,865	$244,780	$337,645	$124,168	$258,340	$382,508
Non-accrual investment securities	–	314	314	–	310	310
Repossessed personal property (primarily indirect auto loans)	–	169	169	–	228	228
Other real estate owned	39,625	104,996	144,621	46,550	122,231	168,781
Other assets	–	4,001	4,001	–	2,398	2,398

Total non-performing assets	$132,490	$354,260	$486,750	$170,718	$383,507	$554,225

Allowance for loan losses	$17,343	$34,244	$51,587	$11,809	$22,940	$34,749
Non-performing assets as a percent of total assets	2.12%	5.68%	7.80%	2.59%	5.82%	8.41%
Non-performing loans as a percent of total loans	2.28%	6.01%	8.29%	2.89%	6.00%	8.89%
Allowance for loan losses as a percent of non-performing loans	18.68%	13.99%	15.28%	9.51%	8.88%	9.08%
Allowance for loan losses as a percent of non-PCI loans			0.91%			0.83%

Investment Securities

Investment securities represent a significant portion of our assets. We invest in a variety of securities, including obligations of the U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of state or political subdivision, privately issued mortgage-backed securities, bank eligible corporate obligations, mutual funds and limited types of equity securities.

Our investment activities are governed internally by a written, board-approved policy. The investment policy is carried out by our Treasury department. Investment strategies are reviewed by the Audit Committee based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and our overall interest rate sensitivity. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (1) to provide a margin of liquid assets sufficient to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (2) to provide eligible securities to secure public funds and other borrowings; and (3) to earn the maximum return on funds invested that is commensurate with meeting our first two goals.

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following table sets forth our investment securities (including trading, available for sale and held to maturity securities) as of September 30, 2012:

(Dollars in thousands)
Security Type	Book Value	Fair Value	Percent of Total Portfolio	Yield	Effective Duration (years)
U.S. Government agencies	$8,149	$8,159	0.8%	2.06%	5.80
States and political subdivisions
Tax exempt	15,959	17,165	1.7%	3.86%	4.84
Taxable	509	575	0.1%	5.42%	5.54
Marketable equity securities	1,731	1,751	0.2%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	931,332	950,595	96.8%	1.57%	3.13
Industrial revenue bond	3,750	3,750	0.4%	2.11%	0.24
Corporate bond	26	26	0.0%	0.00%	12.71
Collateralized debt obligations	505	288	0.0%	0.00%	NA

Total	$961,961	$982,309	100.0%	1.61%	3.17

Contractual maturities of investment securities at September 30, 2012 and December 31, 2011 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands) As of September 30, 2012	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Government agencies	$—	—	$—	—	$—	—	$8,159	2.06%	$—
States and political subdivisions—tax-exempt	982	1.58%	1,819	2.86%	8,219	3.71%	6,145	4.71%	—
States and political subdivisions—taxable	—	—	—	—	—	—	575	5.42%	—
Marketable equity securities	—	—	—	—	—	—	—	—	1,751
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	950,595
Industrial revenue bond	—	—	—	—	—	—	3,750	2.11%	—
Corporate bonds	—	—	—	—	—	—	26	0.00%	—
Collateralized debt obligations	—	—	—	—	—	—	288	0.00%	—

Total	$982	1.58%	$1,819	2.86%	$8,219	3.71%	$18,943	3.00%	$952,346

(Dollars in thousands) As of December 31, 2011	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
States and political subdivisions—tax-exempt	$698	2.72%	$3,222	1.65%	$7,229	3.56%	$23,096	4.73%	$—
States and political subdivisions—taxable	—	—	—	—	2,715	4.61%	4,987	5.19%	—
Marketable equity securities	—	—	—	—	—	—	—	—	2,444
Mortgage-backed securities—government issued	—	—	—	—	—	—	—	—	769,905
Mortgage-backed securities—private label	—	—	—	—	—	—	—	—	5,727
Corporate bonds	—	—	—	—	726	9.42%	2,084	3.51%	—
Industrial revenue bond	—	—	—	—	—	—	3,750	2.11%	—
Collateralized debt obligations	—	—	—	—	—	—	328	0.00%	—

Total	$698	2.72%	$3,222	1.65%	$10,670	4.24%	$34,245	4.39%	$778,076

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair value for the major categories of our investment portfolio (including available for sale and held to maturity securities) for each reported period:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2012:
Available for Sale
U.S. Government agencies	$8,149	$10	$—	$8,159
States and political subdivisions—tax exempt	15,959	1,206	—	17,165
States and political subdivisions—taxable	509	66	—	575
Marketable equity securities	1,731	20	—	1,751
Mortgage-backed securities—residential issued by government sponsored entities	931,332	19,581	318	950,595
Industrial revenue bond	3,750	—	—	3,750
Corporate bonds	26	—	—	26
Collateralized debt obligations	505	—	217	288

	$961,961	$20,883	$535	$982,309

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2011:
Available for Sale
States and political subdivisions—tax exempt	$31,552	$2,694	$1	$34,245
States and political subdivisions—taxable	7,216	486	—	7,702
Marketable equity securities	1,796	11	—	1,807
Mortgage-backed securities—residential issued by government sponsored entities	759,565	11,089	749	769,905
Mortgage backed securities – residential private label	5,799	57	129	5,727
Industrial revenue bond	3,750	—	—	3,750
Corporate bonds	2,934	—	124	2,810
Collateralized debt obligations	555	32	259	328

	$813,167	$14,369	$1,262	$826,274

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amount and estimated fair value of such security.

The Company owns a collateralized debt obligation (“CDO”) collateralized by trust preferred securities issued primarily by banks and several insurance companies. Valuation and measurement of OTTI of this investment falls under ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates. Interest payment deferrals are generally treated as defaults even though they may not actually result in defaults. Management engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security.

Based on this analysis, as of September 30, 2012, the estimated fair value of the CDO improved by $41 during the quarter. In addition, the credit loss potential of the CDO improved. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

The table below presents a rollforward of the OTTI credit losses recognized in earnings for the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Beginning balance	$660	$616	$—	$—
Additions/subtractions
Credit losses recognized during the period	—	44	236	236

Ending balance	$660	$660	$236	$236

Deposits

Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. During the nine months ended September 30, 2012, we continued to emphasize growth in “core deposits,” which we define as demand deposit accounts, savings and money market accounts, in order to reduce the reliance on certificates of deposit that characterized certain of our acquired banks under their historic business models. During the nine months ended September 30, 2012, we grew core deposits by $123.2 million and allowed certificates of deposit to be reduced by $401.2 million as certain high-cost and brokered certificates of deposit matured and were not replaced. The contractual rate on deposits declined from 0.89% as of December 31, 2011 to 0.70% as of September 30, 2012. The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of the end of the period:

	As of September 30, 2012			As of December 31, 2011			Sequential Change
(Dollars in thousands)	Balance	Percent of Total	Weighted Average Contractual Rate	Balance	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand deposit accounts	$721,784	15%	0.00%	$683,258	13%	0.00%	$38,526	5.6%
Interest-bearing demand deposit accounts	1,045,177	22%	0.21%	1,087,760	21%	0.29%	(42,583)	(3.9)%
Savings	424,785	9%	0.30%	296,355	6%	0.39%	128,429	43.3%
Money market	867,238	18%	0.33%	868,375	17%	0.60%	(1,137)	(0.1)%

Total core deposits	$3,058,985	63%	0.21%	$2,935,748	57%	0.34%	$123,236	4.2%
Customer time deposits	1,771,223	37%	1.52%	2,161,313	42%	1.65%	(390,090)	(18.0)%
Wholesale time deposits	17,049	<1%	2.58%	28,123	1%	2.11%	(11,075)	(39.4)%

Total time deposits	$1,788,271	37%	1.53%	$2,189,436	43%	1.66%	$(401,165)	(18.3)%

Total deposits	$4,847,256	100%	0.70%	$5,125,184	100%	0.89%	$(277,928)	(5.4)%

A significant portion of core deposit growth resulted from inflows into savings and money market accounts, and some of this activity reflects price-sensitive customers shifting out of certificates of deposit due to low prevailing market rates. To reduce the amount of new price-sensitive deposits we may attract, we have also lowered money market and savings rates in a targeted fashion.

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

	Nine Months Ended September 30, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$732,041	0.00%	$509,264	0.00%

Interest-bearing deposits
Negotiable order of withdrawal accounts	1,065,208	0.27%	604,019	0.42%
Money market	892,059	0.46%	591,319	0.67%
Savings deposit	356,267	0.31%	201,238	0.46%
Time deposits(1)	1,985,543	1.09%	2,022,480	1.05%

Total	$5,031,118	0.59%	$3,928,320	0.73%

(1)

The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth the growth in our deposits for the periods indicated segmented by account type, excluding the initial increase in deposits resulting from the acquisitions of Capital Bank Corp. and Green Bankshares:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
(Dollars in millions)	Increase (Decrease) in Deposits	Number of New Accounts	Increase in Deposits	Number of New Accounts
Non-interest-bearing demand deposit accounts	$38.5	13,893	$48.3	8,229
Interest-bearing demand deposit accounts	(42.6)	11,636	7.2	6,660
Savings	128.4	13,548	58.0	5,925
Money market	(1.1)	1,076	150.8	1,153

Total Core Deposits	$123.2	40,153	$264.3	21,967

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

	September 30, 2012
(Dollars in thousands)	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
Months to maturity:
Three or less	$135,368	$134,155	$269,523
Over Three to Six	158,814	241,151	399,965
Over Six to Twelve	128,116	150,835	278,951
Over Twelve	442,762	397,070	839,832

Total	$865,060	$923,211	$1,788,271

Liquidity and Capital Resources

In order to maintain a conservative risk profile, we operate with a prudent cushion of capital in relation to regulatory requirements and to the risk of our assets and business model. For planning purposes, we expect to operate with a minimum capital target equal to an 8% leverage ratio (defined as Tier 1 capital equal to 8% of average tangible assets), which would be in excess of regulatory standards for “well-capitalized” banks. We believe the 8% target is appropriate for our business model because of our conservative loan underwriting policies, investment portfolio composition, funding strategy, interest rate risk management limits and liquidity risk profile and because of the experience of our senior management team and Board of Directors.

As of September 30, 2012 and December 31, 2011, we had a 16.58% and 13.16% tangible common equity ratio, respectively. We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides reconciliations of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in millions)	As of September 30, 2012	As of December 31, 2011
Shareholders’ equity	$1,150	$991
Less: Preferred stock	—	—
Less: Goodwill and other intangible assets, net	(139)	(143)

Tangible common shareholders’ equity	$1,011	$848

Total assets	$6,237	$6,586
Less: Goodwill and other intangible assets, net	(139)	(143)

Tangible assets	$6,098	$6,443

Tangible common equity ratio	16.58%	13.16%

As of September 30, 2012, we had a Tier 1 leverage ratio of 15.9%, which provides us with $350.5 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $469.0 million in excess capital relative to our longer-term target of 8%. As of September 30, 2012, we had cash and securities equal to 23.2% of total assets, representing $508.9 million of excess liquidity in excess of our target of 15%. As of September 30, 2012, Capital Bank, N.A. had a 12.0% Tier 1 leverage ratio, a 17.5% Tier 1 risk-based ratio and an 18.8% total risk-based capital ratio.

As of December 31, 2011, we had a Tier 1 leverage ratio of 12.6%, which provided us with $163.2 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $291.2 million in excess capital relative to our longer-term target of 8%. As of December 31, 2011, we had cash and securities equal to 23.3% of total assets, representing $548.9 million of excess liquidity in excess of our target of 15%. As of December 31, 2011, Capital Bank, N.A. had a 10.4% Tier 1 leverage ratio, a 15.8% Tier 1 risk-based ratio and a 16.7% total risk-based capital ratio.

At present, the OCC Operating Agreement requires Capital Bank, N.A. to maintain total capital equal to at least 12% of risk-weighted assets, Tier 1 capital equal to at least 11% of risk-weighted assets and a minimum leverage ratio of 10%. We expect to operate under this capital standard until we demonstrate that we have stabilized our acquired operations, improved our profitability and reduced legacy problem assets.

The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of September 30, 2012 and December 31, 2011 are presented in the following tables.

	Well Capitalized Requirement		Adequately Capitalized Requirement		September 30, 2012 Actual	December 31, 2011 Actual
Tier 1 Capital (to Average Assets)
CBF Consolidated		NA	≥	4.0%	15.9%	12.6%
Capital Bank, N.A. (formerly NAFH National Bank)	≥	5.0%	≥	4.0%	12.0%	10.4%
Tier 1 Capital (to Risk Weighted Assets)
CBF Consolidated		NA	≥	4.0%	23.1%	19.3%
Capital Bank, N.A. (formerly NAFH National Bank)	≥	6.0%	≥	4.0%	17.5%	15.8%
Total Capital (to Risk Weighted Assets)
CBF Consolidated		NA	≥	8.0%	24.5%	20.2%
Capital Bank, N.A. (formerly NAFH National Bank)	≥	10.0%	≥	8.0%	18.8%	16.7%

(Dollars in millions)	September 30, 2012	December 31, 2011
CBF Consolidated
Tier 1 Capital	$943	$803
Tier 1 Leverage Ratio	15.9%	12.6%
Tier 1 Risk-Based Capital Ratio	23.1%	19.3%
Total Risk-Based Ratio	24.5%	20.2%
Excess Tier 1 Capital
vs. 10% regulatory requirement	$350	$163
vs. 8% target	469	291
Capital Bank, N.A.
Tier 1 Capital	$712	$651
Tier 1 Leverage Ratio	12.0%	10.4%
Tier 1 Risk-Based Capital Ratio	17.5%	15.8%
Total Risk-Based Ratio	18.8%	16.7%
Excess Tier 1 Capital
vs. 10% regulatory requirement	$120	$25
vs. 8% target	238	150

Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate on an ongoing basis. To mitigate liquidity risk, our strategy is to fund asset growth primarily with low-cost customer deposits. We also operate under a liquidity policy and contingent liquidity plan that require us to monitor indicators of potential liquidity risk, utilize cash flow projection models to forecast liquidity needs, identify alternative back-up sources of liquidity and maintain a predetermined cushion of cash and liquid securities at 15% of total assets.

Our liquidity needs are met primarily by our cash position, growth in core deposits, cash flow from our amortizing investment and loan portfolios (including scheduled payments, prepayments, and maturities from portfolios of loans and investment securities) and reimbursements under the loss sharing agreements with the FDIC. Our ability to borrow funds from non-deposit sources provides additional flexibility in meeting our liquidity needs. Short-term borrowings include federal funds purchased, securities sold under repurchase agreements and brokered deposits. We also utilize longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost effective options for funding asset growth and satisfying capital needs. Our long-term borrowings include, structured repurchase agreements and subordinated notes underlying our trust preferred securities.

As of September 30, 2012 and December 31, 2011, cash and liquid securities totaled 23.2% and 23.3% of assets, respectively, providing us with excess liquidity relative to our planning target, and the ratio of wholesale to total funding was 6.5% and 11.6%, respectively, below our planning target. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the subsidiary bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral. At December 31, 2011, there were $206.5 million in advances outstanding with a carrying amount of $221.0 million and none were outstanding as of September 30, 2012. In addition, we had $25.2 million in letters of credit outstanding as of September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $291.7 million and$106.6 million, respectively.

We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and short-term and long-term FHLB advances:

(Dollars in thousands)	Nine Months ended September 30, 2012
Securities sold to customers under agreements to repurchase:
Balance:
Average daily outstanding	$53,072
Outstanding at period-end	41,694
Maximum month-end outstanding	60,990
Rate:
Weighted average	0.1%
Weighted average interest rate	0.1%
Advances from the Federal Home Loan Bank:
Balance:
Average daily outstanding	$85,242
Outstanding at period-end	—
Maximum month-end outstanding	215,581
Rate:
Weighted average	1.4%
Weighted average interest rate	NA

As of September 30, 2012 and December 31, 2011, our holding company had cash of approximately $234.5 million and $142.0 million, respectively. This cash is available for providing capital support to our subsidiary banks and for other general corporate purposes, including potential future acquisitions.

We calculate tangible book value, which is a non-GAAP measure but which we believe is helpful to investors in understanding our business. Tangible book value is equal to book value less goodwill and core deposit intangibles, net of related deferred tax liabilities. The following table sets forth a reconciliation of tangible book value to book value, which is the most directly comparable GAAP measure:

(Dollars in thousands, except per share amounts)	As of September 30, 2012	As of December 31, 2011
Total shareholders’ equity	$1,150,131	$990,910
Less: Noncontrolling interest	—	(74,505)
Less: CBF Corp. proportional share of goodwill(1)	(115,960)	(105,526)
Less: CBF Corp. proportional share of core deposit intangibles, net of taxes(1)	(14,274)	(14,841)

Tangible Book Value	$1,019,897	$796,038
Book Value Per Share	$20.60	$19.86
Tangible Book Value Per Share	$18.26	$17.25

(1)

Proportional share is calculated based upon 100.0% ownership of Capital Bank as of September 30, 2012. Proportional share is calculated based upon 94.5% ownership of TIB Financial, 82.7% ownership of Capital Bank Corp., 90.0% ownership of Green Bankshares and 19.1% ownership of Capital Bank as of December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

Interest rate risk management is carried out through our Asset Liability Committee, which consists of our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Treasurer, business unit heads and certain other officers. To manage interest rate risk, our Board of Directors has established quantitative and qualitative guidelines with respect to our net interest income exposure and how interest rate shocks affect our financial performance. Consistent with industry practice, we measure interest rate risk by utilizing the concept of economic value of equity, which is the intrinsic value of assets, less the intrinsic value of liabilities. Economic value of equity does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, economic value of equity only evaluates risk to the current balance sheet. Therefore, in addition to this measurement, we also evaluate and consider the impact of interest rate shocks on other business factors, such as forecasted net interest income for subsequent years.

Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects minus 300, minus 200, minus 100, 0, plus 100, plus 200 and plus 300 basis point changes to evaluate our interest rate sensitivity and to determine whether specific action is needed to improve the current structure, either through economic hedges and matching strategies or by utilizing derivative instruments. In the current interest rate environment, management believes the minus 200 and minus 300 basis point scenarios are highly unlikely.

Based upon the current interest rate environment, as of September 30, 2012, our sensitivity to interest rate risk was as follows:

(Dollars in millions)	Next 12 Months Net Interest Income
Interest Rate Change in Basis Points			Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$27.2	12.25%	$112.3	8.93%
200	17.9	8.07%	85.1	6.77%
100	8.9	4.01%	49.4	3.93%
—	—	0.00%	—	0.00%
-100	(5.8)	(2.62)%	(55.7)	(4.43)%
-200	(5.6)	(2.51)%	(77.9)	(6.19)%
-300	(5.6)	(2.51)%	(69.9)	(5.56)%

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of September 30, 2012, we were in compliance with all of the limits and policies established by management.

Inflation Risk Management

Inflation has an important impact on the growth of total assets in the banking industry and creates a need to increase equity capital to higher than normal levels in order to maintain an appropriate equity-to-assets ratio. We cope with the effects of inflation by managing our interest rate sensitivity position through our asset/liability management program, and by periodically adjusting our pricing of services and banking products to take into consideration current costs.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and are also designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings filed against the Company during the nine months ended September 30, 2012, nor were there any material developments in existing legal proceedings to which the Company is a party. Please refer to the Prospectus filed with the Securities and Exchange Commission on September 21, 2012 as part of the Company’s Registration Statement on Form S-1 (File No. 333-175108) for a description of the material legal proceedings to which the company is a party.

Item 1a.	Risk Factors

There have been no material changes to our risk factors previously disclosed in the Company’s Prospectus filed with the Securities and Exchange Commission on September 21, 2012 as part of the Company’s Registration Statement on Form S-1 (File No. 333-175108).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the nine months ended September 30, 2012 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the nine months ended September 30, 2012.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

2.1	-	Amendment No. 2 to the Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp., and Winston 23 Corporation, dated as of September 25, 2012 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Capital Bank Financial Corp. filed on October 5, 2012)

Exhibit 31.1	-	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 32.2	-	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 101.INS*	-	XBRL Instance Document

Exhibit 101.SCH*	-	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANK FINANCIAL CORP.

Date: November 14, 2012	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date : November 14, 2012	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment No. 2 to the Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp., and Winston 23 Corporation, dated as of September 25, 2012 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Capital Bank Financial Corp. filed on October 5, 2012)

31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.