Form 10-K
period 2012-12-31
Capital Bank Financial Corp.
filed 2013-03-26
CIK 1479750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File Number 001-35655

CAPITAL BANK FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	27-1454759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Alhambra Plaza Suite 1601 Coral Gables, Florida 33134

(Address of principal executive offices) (Zip Code)

(305)-670-0200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which Registered
Class A Common Stock - $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s stock was not publicly traded.

On March 1, 2013, there were 33,024,707 shares of the Registrant’s Class A Common Stock outstanding and 22,821,216 shares of the Registrants Class B Non-Voting Common Stock outstanding.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2012 fiscal year end are incorporated by reference into Part III of this report.

CAPITAL BANK FINANCIAL CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, our ability to integrate our new management and directors without encountering potential difficulties, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank, NA’s technology and information systems. Additional factors that could cause actual results to differ materially are discussed in Items 1A: Risk Factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

As used in this document, the terms “we,” “us,” “our,” “CBF,” and “Company” mean Capital Bank Financial Corp. and its subsidiaries (unless the context indicates another meaning); the term “Bank” or “Capital Bank, NA” means Capital Bank, National Association, our wholly-owned banking subsidiary and its subsidiaries (unless the context indicates another meaning).

ITEM 1: BUSINESS

Our Company

We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. In December 2009 and January and July 2010, we raised approximately $900 million to make acquisitions through a series of private placements of our common stock. Since then, we have acquired seven depository institutions, including the assets and certain deposits of the three Failed Banks from the Federal Deposit Insurance Corporation (“FDIC”) (as defined in Our Acquisitions note (as defined below)). We operate 164 branches in Tennessee, Florida, North Carolina, South Carolina and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

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

As of December 31, 2012, we had approximately $7.3 billion in total assets, $4.7 billion in loans, $5.9 billion in deposits and $1.2 billion in shareholders’ equity.

Our Acquisitions

Overview

Our banking operations commenced on July 16, 2010, when we purchased approximately $1.2 billion of assets and assumed approximately $960.1 million of deposits of the three Failed Banks from the FDIC. We did not pay the FDIC a premium for the deposits of the Failed Banks. In connection with these acquisitions, we entered into loss sharing agreements with the FDIC covering approximately $796.1 million of outstanding loans balances and real estate of the Failed Banks that we acquired. Under the loss sharing arrangements, the FDIC has agreed to absorb 80% of all future credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. On September 30, 2010, we invested approximately $175.0 million in TIB Financial Corp. (“TIB Financial”), a publicly held financial services company that had total assets of approximately $1.7 billion and operated 28 branches in southwest Florida and the Florida Keys. On January 28, 2011, we invested approximately $181.1 million in Capital Bank Corporation (“Capital Bank Corp.”), a publicly held financial services company that had approximately $1.7 billion in assets and operated 32 branches in central and western North Carolina. On September 7, 2011, we invested approximately $217.0 million in Green Bankshares, Inc. (“Green Bankshares”), a publicly held financial services company that had approximately $2.4 billion in assets and operated 63 branches across East and Middle Tennessee in addition to one branch in each of Virginia and North Carolina. In addition, on October 1, 2012, we invested approximately $99.3 million in Southern Community Financial Corporation, a publicly held financial services company that had approximately $1.4 billion in assets as of June 30, 2012 and operated 22 branches in North Carolina. We have integrated and centralized the underwriting, risk and pricing functions of our seven acquired institutions and combined them all onto a single information processing system.

The Failed Banks

On July 16, 2010, we purchased substantially all of the assets and assumed all of the deposits of First National Bank in Spartanburg, South Carolina, Metro Bank in Miami, Florida and Turnberry Bank in Aventura, Florida (collectively, the “Failed Banks”). None of the Failed Banks were affiliated with one another. First National Bank, founded in 1999, was a mid-sized community bank targeting customers located in the Spartanburg, Greenville, Charleston, Columbia and York County markets in South Carolina that operated 13 branches at the time we acquired it from the FDIC. Metro Bank, founded in 1984, was a privately held community bank that operated six branches in Miami, Coral Gables, Sunrise and Lighthouse Point, Florida at the time we acquired it from the FDIC. Turnberry Bank, founded in 1985, was a privately held community bank that operated four branches in Aventura, Coral Gables, Pinecrest and South Miami, Florida at the time we acquired it from the FDIC.

Our acquisition of the Failed Banks resulted in our acquiring assets with an estimated fair value of $1.2 billion, which included $768.6 million of loans, $74.4 million of investment securities, $184.3 million of cash and cash equivalents and a $137.3 million FDIC indemnification asset. We also assumed liabilities with a fair value of $1.1 billion, which included $960.1 million of deposits and $148.6 million of borrowings.

These transactions gave us an initial market presence in Miami, which we targeted because of its size and concentrated business activity, and South Carolina, which we targeted because of its attractive demographic growth trends.

Loss Sharing Agreements

In connection with our acquisition of the Failed Banks, we entered into loss sharing agreements with the FDIC covering approximately $796.1 million of outstanding loan balances and real estate owned of the Failed Banks that we acquired. Under the loss sharing agreements, the FDIC agreed to absorb 80% of all future credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. We will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid us a reimbursement under the loss sharing agreements and 50% of certain fully charged-off assets.

The loss sharing agreements consists of three (one for each Failed Bank) single-family shared-loss agreements and three (one for each Failed Bank) commercial and other loans shared-loss agreements. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010 for single-family residential loans. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets.

The covered assets that we acquired in connection with our acquisition of the Failed Banks include one-to-four family residential real estate loans (both owner occupied and non-owner occupied), home equity loans and commercial loans.

We have agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final resolution of all covered assets under the loss sharing agreements in the event losses thereunder fail to reach expected levels, not to exceed ten years from the date of our acquisition of the Failed Banks. The estimated fair value of the true-up payment as of the acquisition date was $1.0 million. As of December 31, 2012, we have a $1.1 million accrual for the estimated fair value of this liability.

Under the loss sharing agreements, we are limited in our ability to dispose of covered assets and we are required to follow specific servicing procedures and to undertake loss mitigation efforts. Additionally, the FDIC has information rights with respect to our performance, requiring us to maintain detailed compliance records.

The carrying value of the FDIC indemnification asset at December 31, 2012 was $49.4 million.

TIB Financial Corp.

On September 30, 2010, we invested approximately $175.0 million in TIB Financial, a publicly held bank holding company headquartered in Naples, Florida that had total assets of approximately $1.7 billion and operated 28 branches in southwest Florida and the Florida Keys. Upon the closing of the TIB Financial investment on September 30, 2010, we owned approximately 99% of the outstanding voting power of TIB Financial. TIB Financial subsequently completed a rights offering to legacy TIB Financial stockholders, which reduced our ownership interest in TIB Financial to approximately 94%. In connection with our TIB Financial investment, we acquired a warrant to purchase an additional $175.0 million in TIB common stock on substantially the same terms as our initial investment, exercisable in whole or in part until March 30, 2012. On March 31, 2012, the warrant expired unexercised. On April 29, 2011, we combined TIB Financial’s banking subsidiary, TIB Bank, with our banking subsidiary, NAFH National Bank (whose name has since changed to Capital Bank, National Association) in an all-stock transaction.

TIB Financial executed a community bank business strategy for individuals and businesses in the Florida Keys for 37 years. Prior to TIB Bank’s merger with NAFH National Bank, it had 27 full-service banking offices in Florida that were located in Monroe, Miami-Dade, Collier, Lee and Sarasota counties.

The TIB Financial investment resulted in us acquiring assets with a fair value of $1.7 billion, which included $1.0 billion of loans, $309.3 million of investment securities and $229.7 million of cash and cash equivalents. We also assumed liabilities with a fair value of $1.6 billion, which included $1.3 billion of deposits and $208.8 million of subordinated debt and other borrowings.

This acquisition expanded our geographic reach in Florida to include markets that we believe have particularly attractive deposit customer characteristics and provided a platform to support our future growth.

Capital Bank Corp.

On January 28, 2011, we invested approximately $181.1 million in Capital Bank Corp., a publicly held bank holding company headquartered in Raleigh, North Carolina that had approximately $1.7 billion in assets and operated 32 branches in central and western North Carolina. Upon closing of the Capital Bank Corp. investment, we owned approximately 85% of the voting power of Capital Bank Corp. Also, in connection with the investment, each existing Capital Bank Corp. stockholder received one contingent value right (which we refer to as a “CVR”) per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Capital Bank Corp.’s existing loan portfolio. The maximum amount that may be payable under the Capital Bank Corp. CVR at the end of its five-year term is approximately $9.7 million. Capital Bank Corp. subsequently completed a rights offering to legacy Capital Bank Corp. stockholders, which reduced our ownership interest to approximately 83%. On June 30, 2011, we combined Capital Bank Corp.’s banking subsidiary, Capital Bank, with our banking subsidiary, NAFH National Bank, in an all-stock transaction and, simultaneously with the consummation of the transaction, changed the name of NAFH National Bank to Capital Bank, National Association.

Capital Bank Corp., incorporated in 1998, was a community bank engaged in the general commercial banking business, primarily in markets in central and western North Carolina. It operated 32 branch offices in North Carolina: five branch offices in Raleigh, four in Asheville, four in Fayetteville, three in Burlington, three in Sanford, two in Cary and one in each of Clayton, Graham, Hickory, Holly Springs, Mebane, Morrisville, Oxford, Siler City, Pittsboro, Wake Forest and Zebulon.

The Capital Bank Corp. investment resulted in us acquiring assets with an estimated fair value of $1.7 billion at the acquisition date, which included $1.1 billion of loans, $225.3 million of investment securities and $208.3 million of cash and cash equivalents. We also assumed liabilities with a fair value of $1.5 billion, which included $1.4 billion of deposits and $143.7 million of subordinated debt and other borrowings.

This transaction gave us a strong presence in fast-growing North Carolina markets, including the Raleigh MSA, which, according to SNL Financial, has the eleventh highest projected population growth rate in the nation, with over 12% growth projected between 2011 and 2016.

Green Bankshares, Inc.

On September 7, 2011, we invested approximately $217.0 million in Green Bankshares, a publicly held bank holding company headquartered in Greeneville, Tennessee that had approximately $2.4 billion in assets reported at the date of acquisition and operated 63 branches across East and Middle Tennessee in addition to one branch in each of Virginia and North Carolina. Total assets at the date of acquisition included gross loans of $1.3 billion. Also, in connection with the investment, each existing Green Bankshares stockholder received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Green Bankshares’ existing loan portfolio. We estimate that the maximum amount that may be payable under the Green Bankshares CVR at the end of its five-year term to be approximately $10.0 million, based on the number of Green Bankshares common stock outstanding as of September 6, 2011. Upon completion of our investment, we owned approximately 90% of Green Bankshares’ common stock. On September 7, 2011, following the completion of our controlling investment in Green Bankshares, we merged GreenBank, Green Bankshares’ banking subsidiary, into Capital Bank in an all-stock transaction similar to the other bank mergers described above.

Green Bankshares was the third largest bank holding company headquartered in Tennessee and parent company of GreenBank, a Tennessee-chartered commercial bank established in 1890. GreenBank provided general banking services through its branches located in Greene, Blount, Cocke, Hamblen, Hawkins, Knox, Loudon, McMinn, Monroe, Sullivan and Washington Counties in East Tennessee and in Davidson, Lawrence, Macon, Montgomery, Rutherford, Smith, Sumner and Williamson Counties in Middle Tennessee. GreenBank also operated one branch in Madison County, North Carolina and one branch in Bristol, Virginia as well as a mortgage banking operation in Knox County, Tennessee.

The Green Bankshares investment resulted in us acquiring assets with a reported carrying value at the date of acquisition of $2.4 billion, including $1.3 billion of loans, $174.2 million of investment securities and $542.7 million of cash and cash equivalents. We also assumed liabilities with a reported carrying value at the date of acquisition of $2.1 billion, including $1.9 billion of deposits and $231.2 million of subordinated debt and other borrowings.

This transaction extended our market area into Tennessee including the fast-growing Tennessee metropolitan areas of Nashville and Knoxville.

Southern Community Financial Corporation

On October 1, 2012, we completed the acquisition of all of the preferred and common equity interests in Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston Salem, North Carolina with approximately $1.4 billion in assets reported and 22 branches in Winston-Salem, the Piedmont Triad and other North Carolina markets. The consideration for the equity interests consisted of approximately $99.3 million in cash. Also, in connection with the acquisition, each common shareholder of SCMF received one CVR per share that entitles the holder to receive up to $1.30 in cash per share at the end of a five-year period based on the credit performance of SCMF’s existing loan portfolio. We estimate that the maximum amount that may be payable under the Southern Community CVR at the end of its five-year term to be approximately $21.9 million, based on the number of shares of Southern Community common stock outstanding as of June 30, 2012.

Southern Community, founded in 1996, was the parent of Southern Community Bank and Trust and controlled the third largest share of deposits in the Winston-Salem MSA the fifth largest MSA in North Carolina. It operated in the neighboring counties of Guilford, Stokes, Surry and Yadkin counties with a branch each in Raleigh and Asheville.

The SCMF acquisition resulted in us acquiring assets with a reported carrying value at June 30, 2012 of $1.4 billion, including $0.9 billion of loans, $0.3 billion of investment securities and $0.1 billion of cash and cash equivalents. We also assumed liabilities with a reported carrying value at June 30, 2012 of $1.3 billion, including $1.1 billion of deposits and $0.2 billion of subordinated debt and other borrowings.

This acquisition expanded our market area in the North Carolina markets including Winston-Salem and the Piedmont Triad.

Reorganization

Substantially concurrent with the completion of our initial public offering, we merged each of our majority-held bank holding company subsidiaries (TIB Financial, Capital Bank Corp. and Green Bankshares) with the Company (the “reorganization”). In connection with the mergers of our majority-held subsidiaries, the then existing third-party stockholders of these subsidiaries received shares of Class A common stock in exchange for their minority existing shares. We issued approximately 3,709,832 shares of Class A common stock to the other shareholders of our bank holding company subsidiaries that were merged with the Company in the reorganization. Following the completion of our initial public offering and the reorganization, we became a publicly traded bank holding company with a single directly and wholly owned bank subsidiary, Capital Bank, N.A.

Our Business Strategy

Our business strategy is to build a mid-sized regional bank by operating, integrating and growing our existing operations as well as to acquire other banks, including failed, underperforming and undercapitalized banks and other complementary assets. We believe recent and continuing dislocations in the southeastern U.S. banking industry have created an opportunity for us to create a mid-sized regional bank that will be able to realize greater economies of scale compared to smaller community banks while still providing more personalized, local service than larger-sized banks.

Operating Strategy

Our operating strategy emphasizes relationship banking focused on commercial and consumer lending and deposit gathering. We have organized operations under a line of business operating model, under which we have appointed experienced bankers to oversee loan and deposit production in each of our markets, while centralizing credit, finance, technology and operations functions. Our management team possesses significant executive-level leadership experience at Fortune 500 financial services companies, and we believe this experience is an important advantage in executing this regional, more focused, bank business model.

Organic Loan and Deposit Growth

The primary components of our operating strategy are to originate high-quality loans and low-cost customer deposits. Our executive management team has developed a hands-on operating culture focused on performance and accountability, with frequent and detailed oversight by executive management of key performance indicators. We have implemented a sales management system for our branches that is focused on growing loans and core deposits in each of our markets. We believe that this system holds loan officers and branch managers accountable for achieving loan production goals, which are subject to the conservative credit standards and disciplined underwriting practices that we have implemented as well as compliance, profitability and other standards that we monitor. We also believe that accountability is crucial to our results. Our executive management monitors production, credit quality and profitability measures on a quarterly, monthly, weekly and, in some cases, daily basis and provides ongoing feedback to our business unit leaders. During the year ended December 31, 2012, we originated $765.1 million of new commercial and consumer loans and grew our core deposits by $866.4 million (or 29.5% annualized growth).

The current market conditions have forced many banks to focus internally, which we believe creates an opportunity for organic growth by strongly capitalized banks such as ourselves. We seek to grow our loan portfolio by offering personalized customer service, local market knowledge and a long-term perspective. We have selectively hired experienced loan officers with local market knowledge and existing client relationships. Additionally, our executive management team takes an active role in soliciting, developing and maintaining client relationships.

Efficiency and Cost Savings

Another key element of our strategy is to operate efficiently by carefully managing our cost structure and taking advantage of economies of scale afforded by our acquisitions. We have been able to reduce salary expense by consolidating duplicative operations of the acquired banks and streamlining management. We plan to further improve efficiency by boosting the productivity of our sales force through our focus on accountability and employee incentives and through selective hiring of experienced loan officers with existing books of business.

Acquisition and Integration Strategy

We seek acquisition opportunities consistent with our business strategy that we believe will produce attractive returns for our stockholders. We plan to pursue acquisitions that position us in southeastern U.S. markets with attractive demographics and business growth trends, expand our branch network in existing markets, increase our earnings power or enhance our suite of products. Our future acquisitions may include distressed assets sold by the FDIC or another seller where our operations, underwriting and servicing capabilities or management experience give us an advantage in evaluating and resolving the assets.

Our acquisition process begins with detailed research of target institutions and the markets they serve. We then draw on our management team’s extensive experience and network of industry contacts in the southeastern region of the United States. Our research and analytics team, led by our Chief of Investment Analytics and Research, maintains lists of priority targets for each of our markets. The team analyzes financial, accounting, tax, regulatory, demographic, transaction structures and competitive considerations for each target and prepares acquisition projections for review by our executive management team and Board of Directors.

As part of our diligence process in connection with potential acquisitions, we undertake a detailed portfolio- and loan-level analysis conducted by a team of experienced credit analysts led by our Chief Risk Officer. In addition, our executive management team engages the target management teams in active dialogue and personally conducts extensive on-site diligence at target branches.

Our executive management team has demonstrated success not only in acquiring financial institutions and combining them onto a common platform, but also in managing the integration of those financial institutions. Our management team develops integration plans prior to the closing of a given transaction that allows us to (1) reorganize the acquired institution’s management team under our line of business model immediately after closing; (2) implement our credit, risk and interest rate risk management, liquidity and compliance and governance policies and procedures; and (3) integrate our target’s technology and processing systems rapidly. Using our procedures, we have already integrated credit and operational policies across each of our acquisitions. We reorganized the management of the Failed Banks within three months of closing, and we merged their core processing systems with TIB Financial’s platform within six months. We also fully integrated Capital Bank Corp. in July 2011, Green Bankshares in February 2012 and Southern Community Financial in November 2012.

Sound Risk Management

Sound risk management is an important element of our commercial/retail bank business model and is overseen by our Chief Risk Officer, Bruce Singletary, who has over 19 years of experience managing credit risk. Our credit risk policy, which has been implemented across our organization, establishes prudent underwriting guidelines, limits portfolio concentrations by geography and loan type and incorporates an independent loan review function. Mr. Singletary has created a special assets division with approximately 50 employees to work out or dispose of legacy problem assets using a detailed process taking into account a borrower’s repayment capacity, available guarantees, collateral value, interest accrual and other factors. We believe our risk management policies establish conservative regulatory capital ratios, robust liquidity (including contingency planning), limitations on wholesale funding (including brokered CDs, holding company debt and advances from the Federal Home Loan Bank of Atlanta (which we refer to as the “FHLB”)), and restrictions on interest rate risk.

Our Competitive Strengths

•

Experienced and Respected Management Team with a Successful Track Record. Members of our executive management team and Board of Directors have served in executive leadership roles at Fortune 500 financial services companies, including Bank of America, Fifth Third Bancorp and Morgan Stanley. The executive management team has extensive experience overseeing commercial and consumer banking, mergers and acquisitions, systems integrations, technology, operations, credit and regulatory compliance. Many members of our executive management team are from the southeastern region of the United States and have an extensive network of contacts with banking executives, existing and potential customers, and business and civic leaders throughout the region. We believe our executive management team’s reputation and track record give us an advantage in negotiating acquisitions and hiring and retaining experienced bankers.

•

Growth-Oriented Business Model. Our executive management team seeks to foster a strong sales culture with a focus on developing key client relationships, including direct participation in sales calls, and through regular reporting and accountability while emphasizing risk management. Our executive management and line of business executives monitor performance on a quarterly, monthly, weekly and in some cases daily basis, and our compensation plans reward core deposit and responsible commercial loan growth, subject to credit quality, compliance and profitability standards. We have an integrated, scalable core processing platform and centralized credit, finance and technology operations that we believe will support future growth. Our business model contributed to our $765.1 million of commercial and consumer loan originations and $866.4 million in core deposit growth in 2012.

•

Highly Skilled and Disciplined Acquirer. We executed and integrated six acquisitions successfully in just 18 months and we executed a seventh during the second half of 2012. We integrated our first four investments into a common core processing platform within six months, the fifth in July 2011, the sixth in February 2012 and the seventh in November 2012. We believe our track record of completing and integrating transactions quickly has helped us negotiate transactions on more economically favorable terms.

•

Reduced-Risk Legacy Portfolio. Our acquired loan portfolios have been marked-to-market with the application of the acquisition method of accounting, meaning that the carrying value of these assets at the time of their acquisitions reflected our estimate of lifetime credit losses. In addition, as of December 31, 2012, approximately 8.5% of our loan portfolio was covered by the loss sharing agreements we entered into with the FDIC, resulting in limited credit risk exposure for these assets.

•

Excess Capital and Liquidity. As a result of our private placements and the capital we raised in our initial public offering as well as the disciplined deployment of capital, we have ample capital with which to make acquisitions. As of December 31, 2012, we had a 13.8% tangible common equity ratio (which is a non-GAAP measure used by certain regulators, financial analysts and others to measure core capital strength) and a 13.5% Tier 1 leverage ratio, which provides us with $244.5 million in excess capital relative to the 10% Tier 1 leverage standard required under Capital Bank’s operating agreement with the Office of the Comptroller of the Currency (which we refer to as the “OCC”). This operating agreement requires us to maintain this 10% Tier 1 leverage standard through July 16, 2013. As of December 31, 2012, Capital Bank had an 11.7% Tier 1 leverage ratio, a 17.1% Tier 1 risk-based ratio and an 18.3% total risk-based capital ratio. As of December 31, 2012, we had cash and securities equal to 23.9% of total assets, representing $647.3 million of liquidity in excess of our target of 15%, which provides ample liquidity to support our existing banking franchises. Further, our investment portfolio consists primarily of U.S. agency-guaranteed mortgage-backed securities, which have limited credit or liquidity risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the use of the tangible common equity ratio in our business and the reconciliation of tangible common equity ratio.

•

Scalable Back-Office Systems. All of our acquired institutions have been legally and operationally merged and operate on a single information processing system. Our systems are designed to accommodate all of our projected future growth and allow us to offer our customers virtually all of the critical services currently offered by the nation’s largest financial institutions. Enhancements made to our systems are intended to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support.

Our Market Area

We view our market area as the southeastern region of the United States. Our seven acquisitions have established a footprint defined by the Miami-Raleigh-Nashville triangle, which includes the Carolinas, Southwest Florida (Naples), Southeast Florida (Miami-Dade and the Keys) and Central and Western Tennessee. These markets include a combination of large and fast-growing metropolitan areas that we believe will offer us opportunities for organic loan and deposit growth. According to SNL Financial, the Raleigh MSA has the eleventh highest projected population growth rate in the nation, with over 12% growth projected between 2011 and 2016. Similarly, the Nashville MSA is projected to grow by 7.1%. The Miami MSA is already considered a large metropolitan area with a population in excess of 5 million. Approximately 47% of our current branches are located in our target MSAs. The following table highlights key demographics of our target market areas:

Target Metropolitan Statistical Area	Number of Branches	December 31, 2012 Total Deposits(1)	2011 Total Population*(1)(2)	2011-16 Projected Pop. Growth*	2011 Median Household Income*(1)	2011-16 Projected Household Income Growth*
Miami-Fort Lauderdale-Pompano Beach-Homestead, FL	11	$408,029	5,572	3.0%	$44,980	19.00%
Charlotte-Gastonia-Rock Hill, NC-SC	1	36,306	1,792	8.8	53,790	12.45
Nashville-Davidson-Murfreesboro-Franklin, TN	21	595,248	1,615	7.1	50,429	11.58
Raleigh-Cary, NC	13	417,760	1,158	12.3	57,511	12.57
Columbia, SC	5	111,136	778	7.2	46,718	14.62
Knoxville, TN	10	188,857	705	5.2	40,794	22.18
Durham-Chapel Hill, NC	2	114,110	511	6.8	46,117	17.81
Spartanburg, SC	3	171,977	287	4.7	42,292	19.54
Winston-Salem, NC	11	553,469	482	5.1	44,136	19.12
Target MSAs(2)	77	2,596,892	12,900	6.0	47,111	16.8
CBF Consolidated(2)	164	5,872,868	19,528	4.8	44,566	16.2
National Aggregate			310,704	3.4	50,227	14.6

*	Source: SNL Financial.
(1)	In thousands.
(2)	Population growth and median household income metrics are deposit weighted by MSA.

Products and Services

Banking Services by Business Line

We have integrated our seven acquisitions under a single line of business operating model. Under this model, we have appointed experienced bankers to oversee loan and deposit growth in each of our markets, while we have centralized other functions, including credit, finance, operations, marketing, human resources and information technology.

The Commercial Bank

Our commercial bank business line consists of teams of commercial loan officers operating under the leadership of commercial market presidents in Florida, the Carolinas and Tennessee. The commercial banking executives are responsible for production goals for loans, deposits and fees. They work with senior credit officers to ensure that loan production is consistent with our loan policies and with financial officers to ensure that loan pricing is consistent with our profitability goals. We focus our commercial bank business on loan originations for established small and middle-market businesses with whom we develop personal relationships that we believe give us a competitive advantage and differentiates us from larger banking institutions.

In addition, our commercial lending teams coordinate with personnel in our consumer bank business line to provide personal loans and other services to the owners and managers and employees of the bank’s commercial clients. At December 31, 2012, total commercial loans were $3.2 billion (or 67.9% of our total loan portfolio). Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Our commercial lending teams offer a wide range of commercial loan products, including:

•	owner occupied commercial real estate construction and term loans;

•	working capital loans and lines of credit;

•	demand, term and time loans; and

•	equipment, inventory and accounts receivable financing.

During the year ended December 31, 2012, we originated $639.3 million of total new commercial loans. Our commercial lending teams also seek to gather low-cost deposits from commercial customers in connection with extending credit. In addition to business demand, savings and money market accounts, we also provide specialized cash management services and deposit products.

The Consumer Bank

Our consumer bank business line consists of Capital Bank’s retail banking branches and associated businesses. Similar to our commercial bank business, we have organized the consumer bank by geographical market, with divisions consisting of our Florida, Carolina and Tennessee branches. Each division reports to a consumer banking executive responsible for achieving core deposit and consumer loan growth goals. Pricing of our deposit products is reviewed and approved by our asset-liability committee and the standards for consumer loan credit quality are documented in our loan policy and reviewed by our credit executives.

We seek to differentiate our consumer bank business line from competitors through the personalized service offered by our branch managers, customer service representatives, tellers and other staff. We offer various services to meet the needs of our customers, including checking, savings and money market accounts, certificates of deposit and debit and credit cards. Our products are designed to foster relationships by rewarding our best customers for desirable activities such as debit card transactions, e-statements and direct deposit. In addition to traditional products and services, we offer competitive technology in Internet banking services, which we plan to further upgrade in order to keep pace with technological improvements. Consumer loan products we offer include:

•	home equity lines of credit;

•	residential first lien mortgages;

•	second lien mortgages;

•	new and used auto loans;

•	new and used boat loans;

•	overdraft protection; and

•	unsecured personal credit lines.

Branch managers and their staff are charged with growing core deposits with a special focus on new demand deposit accounts and expected to conduct outbound telephone campaigns, generate qualified referrals, collaborate with business partners in the commercial lending teams and evaluate, and make informed decisions with respect to, existing and prospective customers. During 2012, we generated core deposit growth of $866.4 million (or 29.5% annualized growth). As of December 31, 2012, total consumer loans were $1.5 billion (or 32.1% of our total loan portfolio). During the year ended December 31, 2012, we originated $233.5 million of total new consumer loans.

Ancillary Fee-Based Businesses

Mortgage Banking

Through our established mortgage banking business, we aim to originate high-quality loans for customers who are willing to establish a deposit relationship with us. The mortgage loans in our portfolio that do not meet these criteria are sold in to the secondary market to buyers, such as Fannie Mae and Freddie Mac, and provide an additional source of fee income. Our mortgage banking capabilities include conventional and nonconforming mortgage underwriting and construction and permanent financing.

Trust and Investment Management

We offer wealth management services to affluent clients, business owners and retirees, building new relationships and expanding existing relationships to grow deposits, loans and fiduciary and investment management fee income. Through wealth management, we offer investment accounts providing access to a wide range of mutual funds, annuities and other financial products.

Lending Activities

We originate a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes, loans to municipalities and loans for new and used cars. A significant portion of our loan portfolio is related to real estate. As of December 31, 2012, loans collateralized by real estate totaled $4.0 billion (or 86% of our total loan portfolio). The economic trends in the regions we serve are influenced by the industries within those regions. Consistent with our emphasis on being a community-oriented financial institution, most of our lending activity is with customers located in and around counties in which we have banking offices. As of December 31, 2012, our owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential mortgage loans and commercial and industrial loans represented 23%, 19%, 18% and 14%, respectively, of our $4.7 billion loan portfolio.

We use a centralized risk management process to ensure uniform credit underwriting that adheres to our loan policies as approved annually by our Board of Directors. Lending policies are reviewed on a regular basis to confirm that we are prudent in setting underwriting criteria. Credit risk is managed through a number of methods, including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans and coding of all loans by purpose, class and collateral type. We seek to focus on underwriting loans that lead to a balanced, diversified portfolio. Management analyzes our commercial real estate concentrations by market and region on a regular basis in an attempt to prevent overexposure to any one type of commercial real estate loan and incorporates third-party real estate and market analysis to monitor market conditions. As of December 31, 2012, the carrying value of our commercial real estate loans in North Carolina, South Carolina, Florida, Tennessee and Virginia totaled $1.5 billion, $462.1 million, $1.2 billion, $839.3 million and $1.5 million, respectively. At December 31, 2012, commercial real estate loans in all regions totaled $4.0 billion (23% of which was owner occupied commercial real estate). We have recently tightened underwriting and pricing standards for indirect auto and residential mortgage lending and de-emphasized originations of commercial real estate mortgages.

We believe that early detection of potential credit problems through regular contact with our clients, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management. Our approach to proactively manage credit quality is to aggressively work with customers for whom a problem loan has been identified and assist in resolving issues before a default occurs.

A key component of our growth strategy is to grow our loan portfolio by originating high-quality commercial and consumer loans, other than non-owner occupied real estate loans, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. From December 31, 2011 to December 31, 2012, our loan portfolio increased by $388.1 million as a result of $421.2 million of resolutions and $838.2 million of principal repayments offset by $872.8 million in new originations and acquired loans from SCMF of $774.8 million. Additionally, we are working to reduce excessive concentrations in commercial real estate, which characterized our acquisitions’ legacy portfolios, in order to achieve a more diversified portfolio.

In addition, we operate an indirect auto lending business which originates loans for new and used cars through relationships with dealers in Southwest Florida, Southeast Florida, the Florida Keys, and Tennessee. Loans are approved subject to review of FICO credit scores, vehicle age, and loan-to-value. We are in the process of implementing an expert scoring model which will include additional proprietary underwriting factors. We set pricing for loans based on credit score, vehicle age, and loan term. As of December 31, 2012, we had $97.8 million of auto loans.

Deposits

Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. Deposits are attracted principally from clients within our branch network through the offering of a wide selection of deposit instruments to individuals and businesses, including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. We are focused on reducing our reliance on high-cost certificates of deposit as a source of funds by replacing them with low-cost deposit accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding and (4) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relatively low cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other services. In addition, we gather a portion of our deposit base through brokered deposits. At December 31, 2012, total deposits were $5.9 billion of which $5.8 billion (or 99%) were non-brokered deposits and $67.8 million (or 1%) were brokered deposits. At December 31, 2012, our core deposits (total deposits less time deposits) consisted of $895.3 million of non-interest checking accounts, $1.3 billion of negotiable order of withdrawal accounts, $492.2 million of savings accounts and $1.1 billion of money market deposits. For the foreseeable future, we remain focused on retaining and growing a strong deposit base and transitioning certain of our customers to low-cost banking services as high-cost funding sources, such as high-interest certificates of deposit, mature.

Marketing

Our marketing activities support all of our products and services described above. Historically, most of our marketing efforts have supported our real estate mortgage, commercial and retail banking businesses. Our marketing strategy aims to:

•	capitalize on our personal relationship approach, which we believe differentiates us from our larger competitors in both the commercial and residential mortgage lending businesses;

•	meet our growth objectives based on current economic and market conditions;

•	attract core deposits held in checking, savings, money market and negotiable order of withdrawal accounts;

•	provide customers with access to our local executives;

•	appeal to customers in our region who value quality banking products and personal service;

•	pursue commercial and industrial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;

•	cross-sell our products and services to our existing customers to leverage our relationships, grow fee income and enhance profitability;

•	utilize existing industry relationships cultivated by our senior management team; and

•	adhere to safe and sound credit standards.

We use a variety of targeted marketing media including the Internet, print, direct mail and financial newsletters. Our online marketing activities include paid advertising, as well as cross-sale marketing through our website and Internet banking services. We believe our marketing strategy will enable us to take advantage of lower average customer acquisition costs, build valuable brand awareness and lower our funding costs.

Information Technology Systems

We have made and continue to make investments in our information technology systems for our banking and lending operations and cash management activities. We seek to integrate our acquisitions quickly and successfully and believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience and to provide scale for future growth and acquisitions. Our enhancements are tailored to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support. We work closely with certain third-party service providers to which we outsource certain of our systems and infrastructure. We use the Jack Henry SilverLake System as our banking platform and believe that the scalability of our infrastructure will support our growth strategy and that this platform will support our growth needs.

Competition

The financial services industry in general and our primary markets of South Florida, Tennessee and the Carolinas are highly competitive. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon us. Our largest competitors include Bank of America, Wells Fargo, BB&T, First Citizens, SunTrust, Regions, FNB United Corp., Toronto-Dominion, Synovus, First Financial, SCBT, JPMorgan Chase, Citigroup, EverBank, Fifth Third Bancorp, First Horizon, Pinnacle Financial, First South and U.S. Bancorp.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, customer service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our branches and customer service.

Employees

At December 31, 2012, we had approximately 1,500 full-time employees and 88 part-time employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be adequate.

Related Party Transaction

Certain of the directors and executive officers of Capital Bank, NA, members of their immediate families and entities with which they are associated are customers of and borrowers from the Bank. As of December 31, 2012, total loans outstanding to directors and executive officers of the Bank, and their associates as a group, equaled approximately $16.9 million. All outstanding loans and commitments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our website (http://www.capitalbank-us.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Material contained on our website is not incorporated by reference into this report.

SUPERVISION AND REGULATION

The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of the Company and its subsidiaries. Investors should understand that the primary objectives of the U.S. bank regulatory regime is the protection of depositors and consumers and maintaining the stability of the U.S. financial system, and not the protection of stockholders.

As a bank holding company, we are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (which we refer to as the “Federal Reserve”). Our national bank subsidiary (which is our sole bank subsidiary following the reorganization) is subject to supervision and regulation by the OCC, the Consumer Financial Protection Bureau (which we refer to as the “CFPB”) and the FDIC. In addition, we expect that the additional businesses that we may invest in or acquire will be regulated by various state and/or federal regulators, including the OCC, the Federal Reserve, the CFPB and the FDIC.

The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and changes in them, including changes in how they are interpreted or implemented, could have material effects on our business. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. These issuances also may affect the conduct of our business or impose additional regulatory obligations. The description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.

Capital Bank Financial Corp. as a Bank Holding Company

Any entity that acquires direct or indirect control of a bank must obtain prior approval of the Federal Reserve to become a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (which we refer to as the “BHCA”). We became a bank holding company in connection with the acquisition of the assets and assumption of certain liabilities of the Failed Banks from the FDIC by our newly chartered bank subsidiary, Capital Bank. As a bank holding company, we are subject to regulation under the BHCA and to examination, supervision and enforcement by the Federal Reserve. While subjecting us to supervision and regulation, we believe that being a bank holding company (as opposed to a non-controlling investor) broadens the investment opportunities available to us among public and private financial institutions, failing and distressed financial institutions, seized assets and deposits and FDIC auctions. Federal Reserve jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company, such as subsidiaries and other companies in which the bank holding company makes a controlling investment.

Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of Capital Bank or other depository institutions we control. They may also limit the fees and prices we charge for our consumer services.

Capital Bank, N.A. as a National Bank

Capital Bank is a national bank and is subject to supervision (including regular examination) by its primary banking regulator, the OCC. Retail operations of the bank are also subject to supervision and regulation by the CFPB. Capital Bank’s deposits are insured by the FDIC through the DIF up to applicable limits in the manner and extent provided by law. Capital Bank is subject to the Federal Deposit Insurance Act, as amended (which we refer to as the “FDI Act”), and FDIC regulations relating to deposit insurance and may also be subject to supervision by the FDIC under certain circumstances.

Recent Developments

Capital Bank was originally formed as NAFH National Bank for the purpose of completing the acquisition of the Failed Banks. On April 29, 2011, we combined TIB Financial’s banking subsidiary, TIB Bank, with NAFH National Bank in an all-stock transaction. On June 30, 2011, we combined Capital Bank Corp.’s banking subsidiary, Capital Bank, with NAFH National Bank in an all-stock transaction and, simultaneously with the consummation of the transaction, changed the name of NAFH National Bank to Capital Bank, National Association. On September 7, 2011, we combined Green Bankshares’ banking subsidiary, GreenBank, with Capital Bank in an all-stock transaction. In October 2012, we merged Southern Community Bank and Trust, the wholly owned bank subsidiary of Southern Community Financial, with and into Capital Bank, N.A.

OCC Operating Agreement and FDIC Order

Capital Bank is subject to specific requirements pursuant to the OCC Operating Agreement, which it entered into with the OCC in connection with our acquisition of the Failed Banks. The OCC Operating Agreement requires, among other things, that Capital Bank maintain various financial and capital ratios and provide notice to, and obtain consent from, the OCC with respect to any additional failed bank acquisitions from the FDIC or the appointment of any new director or senior executive officer of Capital Bank.

Capital Bank (and, with respect to certain provisions, the Company) is also subject to the FDIC Order issued in connection with the FDIC’s approval of our applications for deposit insurance for the Failed Banks. The FDIC Order requires, among other things, which during the first three years following our acquisition of the Failed Banks, Capital Bank must obtain the FDIC’s approval before implementing certain compensation plans and submit updated business plans and reports of material deviations from those plans to the FDIC. (Until it was amended on December 21, 2011, the FDIC Order also required Capital Bank and certain of our shareholders to comply with the applicable requirements of the FDIC Statement of Policy on Qualifications for Failed Bank Acquisitions.)

A failure by us or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject us to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent us from executing our business strategy and negatively impact our business, financial condition, liquidity and results of operations. As of December 31, 2012, Capital Bank was in compliance with all of the material terms of the OCC Operating Agreement and FDIC Order.

Regulatory Notice and Approval Requirements for Acquisitions of Control

We must generally receive federal regulatory approval before we can acquire an institution or business. Specifically, a bank holding company must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the bank holding company owning or controlling more than 5% of any class of voting securities of a bank or another bank holding company. In acting on such applications of approval, the Federal Reserve considers, among other factors: the effect of the acquisition on competition; the financial condition and future prospects of the applicant and the banks involved; the managerial resources of the applicant and the banks involved; the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (which we refer to as the “CRA”); the effect of the acquisition on the stability of the United States banking or financial system; and the effectiveness of the applicant in combating money laundering activities. Our ability to make investments in depository institutions will depend on our ability to obtain approval of the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. We may also be required to sell branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

Federal and state laws impose additional notice, approval and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. These laws include the BHCA and the Change in Bank Control Act. Among other things, these laws require regulatory filings by an investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities.

Subject to rebuttal, an investor is generally presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting securities. If an investor’s ownership of our voting securities were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

Broad Supervision and Enforcement Powers

A principal objective of the U.S. bank regulatory regime is to protect depositors by ensuring the financial safety and soundness of banks and other insured depository institutions. To that end, the Federal Reserve, the OCC and the FDIC have broad supervisory and enforcement authority with regard to bank holding companies and banks, including the power to conduct examinations and investigations, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. The CFPB similarly has broad regulatory supervision and enforcement authority with regard to consumer protection matters affecting us or our subsidiaries. Bank regulators regularly examine the operations of banks and bank holding companies. In addition, banks and bank holding companies are subject to periodic reporting and filing requirements.

Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things: enjoin “unsafe or unsound” practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors and terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, its subsidiaries and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC may terminate a bank’s depository insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.

Interstate Banking

Interstate Banking for State and National Banks

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (which we refer to as the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. The Dodd-Frank Act permits a national or state bank, with the approval of its regulator, to open a branch in any state if the law of the state in which the branch is located would permit the establishment of the branch if the bank were a bank chartered in that state. National banks may provide trust services in any state to the same extent as a trust company chartered by that state.

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank. For a bank, capital stock and surplus refers to Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. The bank’s transactions with any one affiliate, and with all of its affiliates in the aggregate, are limited to 10% and 20%, respectively, of the foregoing capital. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

Bank Holding Companies as a Source of Strength

Federal Reserve law requires that a bank holding company serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, to commit resources to support each such controlled bank. This support may be required at times when the bank holding company may not have the resources to provide the support.

Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because we are a bank holding company, we (and our consolidated assets) are viewed as a source of financial and managerial strength for any controlled depository institutions, like Capital Bank.

The Dodd-Frank Act also directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future we could be required to provide financial assistance to Capital Bank should it experience financial distress. Based on our ownership of a national bank subsidiary, the OCC could assess us if the capital of Capital Bank were to become impaired. If we failed to pay the assessment within three months, the OCC could order the sale of our stock in Capital Bank to cover the deficiency.

In addition, capital loans by us to Capital Bank will be subordinate in right of payment to deposits and certain other indebtedness of Capital Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Capital Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If our insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same bank holding company. “Default” means generally the appointment of a conservator or receiver for the institution. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions).

Dividend Restrictions

The Company is a legal entity separate and distinct from each of its subsidiaries. Our ability to pay dividends and make other distributions may depend upon the receipt of dividends from our bank subsidiary and is limited by federal and state law. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. State-chartered subsidiary banks are also subject to state regulations that limit dividends. Nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

Currently, the OCC Operating Agreement prohibits Capital Bank from paying a dividend to us for three years following our acquisition of the Failed Banks and, once the three-year period has elapsed, imposes other restrictions on Capital Bank’s ability to pay dividends, including requiring prior approval from the OCC before any distribution is made.

The ability of a bank holding company to pay dividends and make other distributions can also be limited. The Federal Reserve has authority to prohibit a bank holding company from paying dividends or making other distributions. The Federal Reserve has issued a policy statement that a bank holding company should not pay cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes, and Basel III (described below) once in effect will impose, additional restrictions on the ability of banking institutions to pay dividends.

Regulatory Capital Requirements

In General

Bank regulators view capital levels as important indicators of an institution’s financial soundness. FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory judgment on an institution’s capital adequacy is based on the regulator’s individualized assessment of numerous factors.

As a bank holding company, we are subject to various regulatory capital adequacy requirements administered by the Federal Reserve. In addition, the OCC imposes capital adequacy requirements on our subsidiary bank. The FDIC also may impose these requirements on Capital Bank and other depository institution subsidiaries that we may acquire or control in the future. The FDI Act requires that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition.

Quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. There are three categories of capital under the guidelines. With the implementation of the Dodd-Frank Act, certain changes have been made as to the type of capital that falls under each of these categories. For us, as a bank holding company, Tier 1 capital includes common shareholders’ equity, qualifying preferred stock and trust preferred securities issued before May 19, 2010, less goodwill and certain other deductions (including a portion of servicing assets and the unrealized net gains and losses, after taxes, on securities available for sale). Tier 2 capital includes preferred stock and trust preferred securities not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of the total capital must be in the form of Tier 1 capital). Tier 3 capital includes certain qualifying unsecured subordinated debt.

Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the asset or counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0% and certain real estate-related loans risk-weighted at 50%. Off-balance sheet items, such as loan commitments and derivatives, are also applied a risk weight after calculating balance sheet equivalent amounts. A credit conversion factor is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivatives are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. For certain recourse obligations, direct credit substitutes, residual interests in asset securitization and other securitized transactions that expose institutions primarily to credit risk, the capital amounts and classification under the guidelines are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banks and bank holding companies currently are required to maintain Tier 1 capital and the sum of Tier 1 and Tier 2 capital equal to at least 6% and 10%, respectively, of their total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be deemed “well capitalized.” The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the Federal Reserve considers a “tangible Tier 1 leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new activities. In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdictions. These guidelines provide for a minimum leverage ratio of 5% for banks to be deemed “well capitalized.” Our regulatory capital ratios and those of Capital Bank are in excess of the levels established for “well-capitalized” institutions.

As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act, the implementation of Basel III (described below) or other regulatory or supervisory changes. We cannot be certain what the impact of changes to existing capital guidelines will have on us or Capital Bank.

Basel I, Basel II and Basel III Accords

The current risk-based capital guidelines that apply to us and our subsidiary bank are based on the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision (which we refer to as the “Basel Committee”), a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2008, the bank regulatory agencies began to phase in capital standards based on a second capital accord issued by the Basel Committee, referred to as Basel II, for large or “core” international banks and bank holding companies (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Because we do not anticipate controlling any large or “core” international bank in the foreseeable future, Basel II will not apply to us.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. While the timing and scope of any U.S. implementation of Basel III remains uncertain, the following items provide a brief description of the relevant provisions of Basel III and their potential impact on our capital levels if applied to us and Capital Bank.

New Minimum Capital Requirements. Subject to implementation by the U.S. federal banking agencies, Basel III would be expected, among other things, to increase required capital ratios of banking institutions to which it applies, as follows:

•

Minimum Common Equity. The minimum requirement for common equity, the highest form of loss absorbing capital, would be raised from the current 2.0% level, before the application of regulatory adjustments, to 3.5% as of January 11, 2013 and 4.5% by January 1, 2015 after the application of stricter adjustments. The “capital conversion buffer,” discussed below, would cause required total common equity to rise to 7.0% by January 1, 2019 (4.5% attributable to the minimum required common equity plus 2.5% attributable to the “capital conservation buffer”).

•

Minimum Tier 1 Capital. The minimum Tier 1 capital requirement, which includes common equity and other qualifying financial instruments based on stricter criteria, would increase from 4.0% to 4.5% by January 1, 2013, and 6.0% by January 1, 2015. Total Tier 1 capital would rise to 8.5% by January 1, 2019 (6.0% attributable to the minimum required Tier 1 capital ratio plus 2.5% attributable to the capital conservation buffer, as discussed below).

•	Minimum Total Capital. The minimum Total Capital (Tier 1 and Tier 2 capital) requirement would increase to 8.0% (10.5% by January 1, 2019, including the capital conservation buffer).

•

Capital Conservation Buffer. The capital conservation buffer would add 2.5% to the regulatory minimum common equity requirement (adding 0.625% during each of the three years beginning in January 1, 2016 through January 1, 2019). The buffer would be added to common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. It is expected that, while banks would be allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints that would be applied to earnings distributions.

•

Countercyclical Buffer. Basel III expects regulators to require, as appropriate to national circumstances, a “countercyclical buffer” within a range of 0% to 2.5% of common equity or other fully loss-absorbing capital. The purpose of the countercyclical buffer is to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth. For any given country, it is expected that this buffer would only be applied when there is excess credit growth that is resulting in a perceived system-wide buildup of risk. The countercyclical buffer, when in effect, would be introduced as an extension of the capital conservation buffer range.

•

Regulatory Deductions from Common Equity. The regulatory adjustments (i.e., deductions and prudential filters), including minority interests in financial institutions, mortgage-servicing rights, and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phaseout over a 10-year period beginning January 1, 2013.

•

Non-Risk-Based Leverage Ratios. These capital requirements are supplemented by a non-risk-based leverage ratio that will serve as a backstop to the risk-based measures described above. In July 2010, the Governors and Heads of Supervision agreed to test a minimum Tier 1 leverage ratio of 3.0% during the parallel run period. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017 with a view to adopting the 3.0% leverage ratio on January 1, 2018, based on appropriate review and calibration.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure that includes balance sheet assets, net of provisions and valuation adjustments, as well as potential future exposure to off-balance sheet items, such as derivatives. Basel III also includes both short- and long-term liquidity standards. The phase-in of the new rules is to commence on January 1, 2013, with the phase-in of the capital conservation buffer commencing on January 1, 2016 and the rules to be fully phased in by January 1, 2019.

In November 2010, Basel III was endorsed by the Group of Twenty (G-20) Finance Ministers and Central Bank Governors and will be subject to individual adoption by member nations, including the United States. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which presents the details of global regulatory standards on bank capital adequacy and liquidity agreed by the Basel Committee and endorsed by the G-20 leaders. In June 2012, the federal banking agencies released proposed changes to the current capital adequacy standards in light of Basel III and capital changes required by the Dodd-Frank Act. If finalized as proposed in the U.S., Basel III would lead to higher capital requirements and more restrictive leverage and liquidity ratios. The ultimate impact of the new capital and liquidity standards on us and our bank subsidiary is currently being reviewed and will depend on a number of factors, including the rulemaking and implementation by the U.S. banking regulators.

Prompt Corrective Action

The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

Federal Reserve Board regulations require that each bank maintain reserve balances on deposits with the Federal Reserve Bank.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDIC recently raised assessment rates to increase funding for the DIF, which is currently underfunded.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. In addition, federal deposit insurance for the full net amount of deposits in non-interest-bearing transaction accounts was extended to January 1, 2013 for all insured banks.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

The Dodd-Frank Act requires the DIF to reach a reserve ratio of 1.35% of insured deposits by September 30, 2020. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on insured depository institutions with consolidated assets of less than $10 billion.

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

Continued action by the FDIC to replenish the DIF as well as changes contained in the Dodd-Frank Act may result in higher assessment rates. Capital Bank may be able to pass part or all of this cost on to its customers, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. If deposit insurance for a banking business we invest in or acquire were to be terminated, that would have a material adverse effect on that banking business and potentially on the Company as a whole.

Permitted Activities and Investments by Bank Holding Companies

The BHCA generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (which we refer to as the “GLB Act”) expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities. We have not yet determined whether it would be appropriate or advisable in the future to become a financial holding company.

Privacy Provisions of the GLB Act and Restrictions on Cross-Selling

Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different companies that we own or may come to own for the purpose of cross-selling products and services among companies we own. A number of states have adopted their own statutes concerning financial privacy and requiring notification of security breaches.

Anti-Money Laundering Requirements

Under federal law, including the Bank Secrecy Act, the PATRIOT Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act, certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Among other things, these laws are intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The OFAC is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or Capital Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or Capital Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The Dodd-Frank Act creates the CFPB, a new independent bureau that will have broad authority to regulate, supervise and enforce retail financial services activities of banks and various non-bank providers. The CFPB will have authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as Capital Bank, will be subject to regulation of the CFPB but will continue to be examined for consumer compliance by their bank regulator. However, given our growth and bank acquisition strategy, if our total assets were to exceed $10 billion, then we will become subject to the CFPB’s exclusive examination authority and primary enforcement authority.

The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and our depository institution subsidiary. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.

Changes in Laws, Regulations or Policies and the Dodd-Frank Act

Various federal, state and local legislators introduce from time to time measures or take actions that would modify the regulatory requirements or the examination or supervision of banks or bank holding companies. Such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions, all of which could affect our investment opportunities and our assessment of how attractive such opportunities may be. We cannot predict whether potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our business, results of operations or financial condition.

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The following items briefly describe some of the key provisions of the Dodd-Frank Act:

Source of Strength. The Dodd-Frank Act requires all companies that directly or indirectly control a depository institution to serve as a source of strength for the institution.

Limitation on Federal Preemption. The Dodd-Frank Act may limit the ability of national banks to rely upon federal preemption of state consumer financial laws. Under the Dodd-Frank Act, the OCC will have the ability to make preemption determinations only if certain conditions are met and on a case-by-case basis. The Dodd-Frank Act also eliminates the extension of preemption to operating subsidiaries of national banks. However, the Dodd-Frank Act preserves certain preemption standards articulated by the U.S. Supreme Court and existing interpretations thereunder, as well as express preemption provisions in other federal laws (such as the Equal Credit Opportunity Act and the Truth in Lending Act) that specifically address the application of state law in relation to that federal law. The Dodd-Frank Act authorizes state enforcement authorities to bring lawsuits under state law against national banks and authorizes suits by state attorney generals against national banks to enforce rules issued by the CFPB. With this broad grant of enforcement authority to states, institutions, including national banks, could be subject to varying and potentially conflicting interpretations of federal law by various state attorney generals, state regulators and the courts.

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. The Dodd-Frank Act also generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgages and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rule-making authority over many of the statutes governing products and services offered to bank customers. For banking organizations with assets of more than $10 billion, the CFPB has exclusive rulemaking and examination and primary enforcement authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

Deposit Insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also provides unlimited deposit coverage for noninterest-bearing transaction accounts until January 1, 2013. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under these amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

Transactions with Affiliates and Insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Interchange Fees. Under the so-called Durbin Amendment of the Dodd-Frank Act, interchange transaction fees that a card issuer receives or charges for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in processing the transaction. Banks that have less than $10 billion in assets are exempt from the interchange transaction fee limitation. On June 29, 2011, the Federal Reserve issued a final rule establishing standards for determining whether the amount of any interchange transaction fee is reasonable and proportional, taking into consideration fraud prevention costs, and prescribing regulations to ensure that network fees are not used, directly or indirectly, to compensate card issuers with respect to electronic debit transactions or to circumvent or evade the restrictions that interchange transaction fees be reasonable and proportional. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit will be the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The Federal Board also approved on June 29, 2011 an interim final rule that allows for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards set out in the interim final rule. The Dodd-Frank Act also bans card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and prohibits card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. Finally, merchants will be able to set minimum dollar amounts for the use of a credit card and provide discounts to consumers who pay with various payment methods, such as cash.

Many of the requirements of the Dodd-Frank Act will be implemented over time, and most will be subject to regulations implemented over the course of several years. Given the uncertainty surrounding the manner in which many of the Dodd-Frank Act’s provisions will be implemented by the various regulatory agencies and through regulations, the full extent of the impact on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

ITEM 1A: RISK FACTORS

Risks Relating to Our Banking Operations

We have recently completed seven acquisitions and have a limited operating history from which investors can evaluate our profitability and prospects.

We were organized in November 2009 and acquired certain of the assets and assumed certain liabilities of the three Failed Banks in July 2010. We also completed controlling investments in TIB Financial in September 2010, Capital Bank Corp. in January 2011, Green Bankshares in September 2011 and Southern Community Financial in October 2012. Because our banking operations began in 2010, we do not have a meaningful operating history upon which investors can evaluate our operational performance or compare our recent performance to historical performance. Although we acquired certain assets and assumed certain liabilities or made investments in seven depository institutions which had operated for longer periods of time than we have, their business models and experiences are not reflective of our plans. Accordingly, our limited time running these companies’ operations may make it difficult to predict our future prospects and financial performance based on the prior performance of such depository institutions. Moreover, because a portion of the loans and other real estate we acquired in the acquisitions are covered by the loss sharing agreements and were marked to fair value in connection with our acquisition of the Failed Banks’ businesses, the historical financial results of the acquired banks are less important to an understanding of our future operations. Certain other factors may also make it difficult to predict our future financial and operating performance, including, among others:

•

our current asset mix, loan quality and allowances are not representative of our anticipated future asset mix, loan quality and allowances, which may change materially as we undertake organic loan origination and banking activities and grow through future acquisitions;

•

a portion of the loans and other real estate of the Failed Banks that we acquired are covered by the loss sharing agreements with the FDIC, which reimburse 80% of losses experienced on these assets and, thus, we may face higher losses once the FDIC loss sharing expires;

•

the income we report from certain acquired assets due to discount accretion and the amortization of the FDIC indemnification asset does not reflect the same amount of cash inflows to us and, if we are unable to replace these acquired assets with new performing loans and other performing assets, we may be unable to generate sufficient cash flows;

•

our significant cash reserves and liquid securities portfolio, which result in large part from the proceeds of our 2009 and 2010 private placement financings and cash payments from the FDIC in connection with our acquisition of the Failed Banks subject to loss sharing agreements, are not necessarily representative of our future cash position;

•

our cost structure and capital expenditure requirements for historical periods are not reflective of our anticipated cost structure and capital spending as we integrate future acquisitions and continue to grow our organic banking platform; and

•

our regulatory capital ratios, which are required by agreements we have reached with our regulators and which result in part from the proceeds of our 2009 and 2010 private placement financings and cash payments from the FDIC in connection with our acquisition of the Failed Banks subject to loss sharing agreements, are not necessarily representative of our future regulatory capital ratios.

Our acquisition history may not be indicative of our ability to execute our growth strategy.

Our prior acquisitions should be viewed in the context of the recent opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in attractive asset acquisition opportunities. As conditions change, we may prove to be unable to execute our growth strategy, which could impact our future earnings, reputation and results of operations. We have recently completed the process of integrating seven of the acquired banking platforms into a single unified operating platform (the Failed Banks, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial).

Continued or worsening general business and economic conditions could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily emerge from the recent recession that began in 2007 or we experience worsening economic conditions, such as a so-called “double-dip” recession, our growth and profitability could be adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to our business. On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets and although we are unable to predict the longer-term impact on such markets and the participants therein, it may be material and adverse.

Our business is also significantly affected by fiscal, monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies including U.S. government spending cuts, are beyond our control, difficult to predict and could have a material adverse effect on our business, financial position, results of operations and cash flows.

The geographic concentration of our markets in the southeastern region of the United States makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to our financial condition.

Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in the southeastern region of the United States. We operate branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of December 31, 2012, 29% of our loans were in Florida, 23% were in Tennessee, 37% were in North Carolina and 11% were in South Carolina. A deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, we and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. In particular, we rely on the leadership and experience in the banking industry of our Chief Executive Officer R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America and has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks. The loss of service of Mr. Taylor or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although Messrs. Taylor, Marshall, Singletary and Posner have each entered into an employment agreement with us, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

Our loss sharing agreements impose restrictions on the operation of our business; failure to comply with the terms of our loss sharing agreements with the FDIC or other regulatory agreements or orders may result in significant losses or regulatory sanctions, and we are exposed to unrecoverable losses on the Failed Banks’ assets that we acquired.

In July 2010, we purchased substantially all of the assets and assumed all of the deposits and certain other liabilities of the Failed Banks in FDIC-assisted transactions, and a material portion of our revenue is derived from such assets. Certain of the purchased assets are covered by the loss sharing agreements with the FDIC, which provide that the FDIC will bear 80% of losses on the covered loan assets we acquired in our acquisition of the Failed Banks. We are subject to audit by the FDIC at its discretion to ensure we are in compliance with the terms of these agreements. We may experience difficulties in complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage.

The FDIC has the right to refuse or delay payment partially or in full for such loan losses if we fail to comply with the terms of the loss sharing agreements, which are extensive. Additionally, the loss sharing agreements are limited in duration. Therefore, any losses that we experience after the terms of the loss sharing agreements have ended will not be recoverable from the FDIC and would negatively impact our net income.

Our loss sharing agreements also impose limitations on how we manage loans covered by loss sharing. For example, under the loss sharing agreements, we are not permitted to sell a covered loan even if in the ordinary course of our business we determine that taking such action would be advantageous for us. These restrictions could impair our ability to manage problem loans and extend the amount of time that such loans remain on our balance sheet and could negatively impact our business, financial condition, liquidity and results of operations.

In addition to the loss sharing agreements, in August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with our acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company) is also subject to an Order of the FDIC, dated July 16, 2010 and amended on December 21, 2011 (which we refer to as the “FDIC Order”) issued in connection with the FDIC’s approval of our deposit insurance applications for the Failed Banks. The OCC Operating Agreement and the FDIC Order require that Capital Bank maintain various financial and capital ratios and require prior regulatory notice and consent to take certain actions in connection with operating the business and may restrict Capital Bank’s ability to pay dividends to us and to make changes to its capital structure. A failure by us or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject us to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions, by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent us from executing our business strategy and negatively impact our business, financial condition, liquidity and results of operations.

Any requested or required changes in how we determine the impact of loss share accounting on our financial information could have a material adverse effect on our reported results.

A material portion of our financial results is based on loss share accounting, which is subject to assumptions and judgments made by us and the regulatory agencies to which we report such information. Loss share accounting is a complex accounting methodology. If these assumptions are incorrect or the regulatory agencies to whom we report require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition, operations or our previously reported results. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results.

Our financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on our results of operations.

As a result of our recent acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Our interest income, interest expense and net interest margin (which were equal to $292.6 million, $39.1 million and 4.40%, respectively, in 2012) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest-bearing liabilities and our non-interest income (which totaled $62.8 million in 2012) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. In addition, the balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the relevant acquisition. If our assumptions are incorrect or the regulatory agencies to whom we report require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

Our business is highly susceptible to credit risk.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral (if any) securing the payment of their loans may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The credit standards, procedures and policies that we have established for borrowers may not prevent the incurrence of substantial credit losses.

Although we do not have a long enough operating history to have restructured many of our loans for borrowers in financial difficulty, in the future, we may restructure originated or acquired loans if we believe the borrowers have a viable business plan to fully pay off all obligations. However, for our originated loans, if interest rates or other terms are modified upon extension of credit or if terms of an existing loan are renewed in such a situation and a concession is granted, we may be required to classify such action as a troubled debt restructuring (which we refer to as a “TDR”). We would classify loans as TDRs when certain modifications are made to the loan terms and concessions are granted to the borrowers due to their financial difficulty. Generally, these loans would be restructured to provide the borrower additional time to execute its business plan. With respect to restructured loans, we may grant concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. In situations where a TDR is unsuccessful and the borrower is unable to satisfy the terms of the restructured agreement, the loan would be placed on nonaccrual status and written down to the underlying collateral value.

The ratio of our total non-performing loans not covered under loss sharing agreements with the FDIC to total loans has increased from 3.25% as of December 31, 2010 to 6.19% as of December 31, 2012 due primarily to our acquisitions of Capital Bank Corp., Green Bankshares and Southern Community Financial. In addition, the migration of loans to non-performing status based on our evaluation and re-grading of the portfolios of acquired loans following each acquisition, including the acquisitions of the Failed Banks and TIB Financial, has contributed to the increase in such ratio. At the same time, the overall ratio of non-performing loans to total loans declined from 11.12% as of December 31, 2010 to 7.82% as of December 31, 2012. This decline is due primarily to the increased proportion of loans originated by us under our credit policies and underwriting standards and the lower relative proportion of non-performing loans we acquired through the acquisitions of Capital Bank Corp., Green Bankshares and Southern Community Financial as compared to the Failed Banks. Non-performing loans include loans classified as non-accrual as well as loans which may be contractually past due 90 or more days but are still accruing interest either because they are well secured and in the process of collection or because they are accounted for according to accounting guidance for acquired impaired loans. One important component of our business strategy is sound risk management, including resolution of criticized and classified loans that totaled $833.9 million as of December 31, 2012. If management is unable to effectively resolve these loans, they would have a material adverse effect on our consolidated results of operations.

Recent economic and market developments and the potential for continued economic disruption present considerable risks to us and it is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact our business in general. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2012, approximately 81% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected.

Additionally, weakness in the secondary market for residential lending could have an adverse impact on our profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, any future mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes and financial stress on borrowers as a result of job losses or other factors could have further adverse effects on borrowers that result in higher delinquencies and charge-offs in future periods, which could adversely affect our financial position and results of operations.

Our construction and land development loans are based upon estimates of costs and the values of the complete projects.

While we intend to focus on originating loans other than non-owner occupied commercial real estate loans, our portfolio includes construction and land development loans (which we refer to as “C&D loans”) extended to builders and developers, primarily for the construction and/or development of properties. These loans have been extended on a presold and speculative basis and they include loans for both residential and commercial purposes.

In general, C&D lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. The repayment of construction and land acquisition and development loans is often dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold and, thus, pose a greater potential risk than construction loans to individuals on their personal residences. Slowing housing sales have been a contributing factor to an increase in non-performing loans as well as an increase in delinquencies.

As of December 31, 2012, C&D loans totaled $487.6 million (or 10% of our total loan portfolio), of which $82.1 million was for construction and/or development of residential properties and $405.5 million was for construction/development of commercial properties. As of December 31, 2012, non-performing C&D loans covered under FDIC loss share agreements totaled $25.1 million and non-performing C&D loans not covered under FDIC loss share agreements totaled $90.1 million.

Our non-owner occupied commercial real estate loans may be dependent on factors outside the control of our borrowers.

While we intend to focus on originating loans other than non-owner occupied commercial real estate loans, in the acquisitions we acquired non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. Non-owner occupied commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. In such cases, we may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. If we foreclose on a non-owner occupied commercial real estate loan, our holding period for the collateral typically is longer than a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As of December 31, 2012, our non-owner occupied commercial real estate loans totaled $895.2 million (or 19% of our total loan portfolio). As of December 31, 2012, non-performing non-owner occupied commercial real estate loans covered under FDIC loss share agreements totaled $17.3 million and non-performing non-owner occupied commercial real estate loans not covered under FDIC loss share agreements totaled $44.1 million.

Repayment of our commercial business loans is dependent on the cash flows of borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Our business plan focuses on originating different types of commercial business loans. We classify types of commercial loans offered as owner-occupied term real estate loans, business lines of credit and term equipment financing. Commercial business lending involves risks that are different from those associated with non-owner occupied commercial real estate lending. Our commercial business loans are primarily underwritten based on the cash flow of the borrower and secondarily on the underlying collateral, including real estate. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use.

As of December 31, 2012, our commercial business loans totaled $1.7 billion (or 37% of our total loan portfolio). Of this amount, $1.1 billion was secured by owner-occupied real estate and $658.3 million was secured by business assets. As of December 31, 2012, non-performing commercial business loans covered under FDIC loss share agreements totaled $10.0 million and non-performing commercial business loans not covered under FDIC loss share agreements totaled $91.6 million.

Our allowance for loan losses and fair value adjustments may prove to be insufficient to absorb losses for loans that we originate.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the discount on the loan at the time of acquisition;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

Non-performing loans covered under loss share agreements with the FDIC totaled $76.2 million, and non-performing loans not covered under loss share agreements with the FDIC totaled $290.4 million as of December 31, 2012. We maintain an allowance for loan losses with respect to loans we originate, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management team through periodic reviews. As of December 31, 2012, the allowance on loans covered by loss share agreements with the FDIC was $16.9 million, and the allowance on loans not covered by loss share agreements with the FDIC was $38.0 million. As of December 31, 2012, the ratio of our allowance for loan losses to nonperforming loans covered by loss share agreements with the FDIC was 22.1%, and the ratio of our allowance for loan losses to non-performing loans not covered by loss share agreements with the FDIC was 13.1%.

The application of the acquisition method of accounting to our completed acquisitions impacted our allowance for loan losses. Under the acquisition method of accounting, all loans were recorded in our financial statements at their fair value at the time of their acquisition and the related allowance for loan loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. We may in the future determine that our estimates of fair value are too high, in which case we would provide for additional loan losses associated with the acquired loans. As of December 31, 2012, the allowance for loan losses on PCI loan pools totaled $39.8 million, of which $16.8 million was related to loan pools covered by loss share agreements with the FDIC and $23.0 million was related to loan pools not covered by loss share agreements with the FDIC.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans that we originate, identification of additional problem loans originated by us and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If trends in the real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.

We continue to hold and acquire other real estate, which has led to increased operating expenses and vulnerability to additional declines in real property values.

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. At December 31, 2012, we had $154.3 million of OREO. Increased OREO balances have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in our statement of operations. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Delinquencies and defaults in residential mortgages have increased, creating a backlog in courts and an increase in industry scrutiny by regulators, as well as resulting in proposed new laws and regulations governing foreclosures. Such laws and regulations might restrict or delay our ability to foreclose and collect payments for single family residential loans under the loss sharing agreements.

Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs. As a servicer of mortgage loans, any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms will in some instances require us to advance principal, interest, tax and insurance payments, which may negatively impact our business, financial condition, liquidity and results of operations.

In addition, for the single family residential loans covered by the loss sharing agreements, we cannot collect loss share payments until we liquidate the properties securing those loans. These loss share payments could be delayed by an extended foreclosure process, including delays resulting from a court backlog, local or national foreclosure moratoriums or other delays, and these delays could have a material adverse effect on our results of operations.

Like other financial services institutions, our asset and liability structures are monetary in nature. Such structures are affected by a variety of factors, including changes in interest rates, which can impact the value of financial instruments held by us.

Like other financial services institutions, we have asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, inflation, currency values, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties and the level and volatility of trading markets. Such factors can impact customers and counterparties of a financial services institution and may impact the value of financial instruments held by a financial services institution.

Our earnings and cash flows largely depend upon the level of our net interest income, which is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease our net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, and because the magnitude of repricing of interest earning assets is often greater than interest-bearing liabilities, falling interest rates could reduce net interest income.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates, while a decrease in the general level of interest rates may adversely affect the fair value of our financial assets and liabilities and our ability to realize gains on the sale of assets. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.

Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios and our overall results. Changes in interest rates may also have a significant impact on any future mortgage loan origination revenues. Historically, there has been an inverse correlation between the demand for mortgage loans and interest rates. Mortgage origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets on our balance sheet. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. We cannot predict the nature and timing of the Federal Reserve’s interest rate policies or other changes in monetary policies and economic conditions, which could negatively impact our financial performance.

We have benefited in recent periods from a favorable interest rate environment, but we believe that this environment cannot be sustained indefinitely and interest rates would be expected to rise as the economy recovers. A strengthening U.S. economy would be expected to cause the Board of Governors of the Federal Reserve to increase short-term interest rates, which would increase our borrowing costs.

The fair value of our investment securities can fluctuate due to market conditions out of our control.

As of December 31, 2012, approximately 99% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of December 31, 2012, the fair value of our investment securities portfolio was approximately $1.0 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, we have historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, we may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

We have a significant deferred tax asset that may not be fully realized in the future.

Our net deferred tax asset totaled $198.4 million as of December 31, 2012, of which $144.8 million was excluded from Tier 1 Capital. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Internal Revenue Code. If our estimates and assumptions about future taxable income are not accurate, the value of our deferred tax asset may not be recoverable and may result in a valuation allowance that would impact our earnings.

Recent market disruptions have caused increased liquidity risks and, if we are unable to maintain sufficient liquidity, we may not be able to meet the cash flow requirements of our depositors and borrowers.

The recent disruption and illiquidity in the credit markets have generally made potential funding sources more difficult to access, less reliable and more expensive. Our liquidity is generally used to make loans and to repay deposit liabilities as they become due or are demanded by customers, and further deterioration in the credit markets or a prolonged period without improvement of market liquidity could present significant challenges in the management of our liquidity and could adversely affect our business, results of operations and prospects. For example, if as a result of a sudden decline in depositor confidence resulting from negative market conditions, a substantial number of bank customers tried to withdraw their bank deposits simultaneously, our reserves may not be able to cover the withdrawals.

Furthermore, an inability to increase our deposit base at all or at attractive rates would impede our ability to fund our continued growth, which could have an adverse effect on our business, results of operations and financial condition. Collateralized borrowings such as advances from the FHLB are an important potential source of liquidity. Our borrowing capacity is generally dependent on the value of the collateral pledged to the FHLB. An adverse regulatory change could reduce our borrowing capacity or eliminate certain types of collateral and could otherwise modify or even eliminate our access to FHLB advances, Federal Fund line borrowings and discount window advances. Liquidity may also be adversely impacted by bank supervisory and regulatory authorities mandating changes in the composition of our balance sheet to asset classes that are less liquid. Any such change or termination may have an adverse effect on our liquidity.

Our access to other funding sources could be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets. We may need to incur additional debt in the future to achieve our business objectives, in connection with future acquisitions or for other reasons. Any borrowings, if sought, may not be available to us or, if available, may not be on favorable terms. Without sufficient liquidity, we may not be able to meet the cash flow requirements of our depositors and borrowers, which could have a material adverse effect on our financial condition and results of operations.

We may not be able to retain or develop a strong core deposit base or other low-cost funding sources.

We expect to depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong deposit base. Because 35% of our deposits as of December 31, 2012 were time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case. We are also working to transition certain of our customers to lower cost traditional banking services as higher cost funding sources, such as high interest certificates of deposit, mature. There may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings or investment products or continue their business with us, which could adversely affect our operations. In addition, with recent concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with us is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if we are able to grow and maintain our deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments (or similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.

We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.

Consumer and commercial banking is highly competitive. Our market contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions as well as savings and loan associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors with greater resources may possess an advantage by being capable of maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can.

Our ability to compete successfully depends on a number of factors, including:

•	the ability to develop, maintain and build upon long-term customer relationships based on quality service and high ethical standards;

•	the ability to attract and retain qualified employees to operate our business effectively;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition and results of operations.

We may be adversely affected by the lack of soundness of other financial institutions

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

We are subject to losses due to the errors or fraudulent behavior of employees or third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. When we originate loans, we rely upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of us to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

As a public company, we are required to meet periodic reporting requirements under the rules and regulations of the United States Securities and Exchange Commission. Complying with federal securities laws as a public company is expensive, and we will incur significant time and expense enhancing, documenting, testing and certifying our internal control over financial reporting. Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our Class A common stock.

Prior to becoming a public company, we were not required to comply with Securities and Exchange Commission (which we refer to as the “SEC”) requirements to have our financial statements completed and reviewed or audited within a specified time.

As a publicly traded company we are required to file periodic reports containing our financial statements with the SEC within a specified time following the completion of quarterly and annual periods. We are also required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 concerning internal controls over financial reporting commencing in the 2013 fiscal year as described below. We may experience difficulty in meeting the SEC’s reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our Class A common stock.

As a public company, we will incur significant legal, accounting, insurance and other expenses. Compliance with other rules of the SEC and the rules of The Nasdaq Global Select Market (which we refer to as “Nasdaq”) will increase our legal and financial compliance costs and make some activities more time consuming and costly. Beginning with our Annual Report on Form 10-K for our fiscal year ending December 31, 2013, SEC rules will require that our Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of our internal controls over financial reporting. Beginning with the fiscal year ending December 31, 2018, or such earlier time as we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “JOBS Act”), our independent registered public accounting firm will be required to attest to our assessment of our internal controls over financial reporting. This process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing staff and our outside auditors and testing of our internal controls over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and expense, may strain our internal resources and have an adverse impact on our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal controls over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal controls over financial reporting are effective and would preclude our independent auditors from issuing an unqualified opinion that our internal controls over financial reporting are effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our Class A common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting, it may negatively impact our business, results of operations and reputation.

A material weakness in our internal control over financial reporting was identified for the year ended December 31, 2011 and we have determined that we must enhance our internal audit function. Material weaknesses in our financial reporting or internal controls or gaps in our internal audit procedures could adversely affect our business and the trading price of our Class A common stock.

In connection with management’s assessment of internal control over financial reporting, we identified a material weakness in such internal control during the audit of our consolidated financial statements for the year ended December 31, 2011 related to third-party data inputs used in the accounting of impaired loans under ASC 310-30 in the fourth quarter of 2011. The weakness resulted from a formula logic error in a custom analysis used to enhance the process of estimating changes in real estate collateral values and resulted in erroneous estimates which were not timely identified by management’s review of the vendor’s calculations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified was considered in determining the nature, timing, and extent of audit tests applied in the audit of our consolidated financial statements for the year ended December 31, 2011 and did not affect our independent auditor’s report on the consolidated financial statements dated April 10, 2012, which expressed an unqualified opinion on our consolidated financial statements. We have implemented and will continue to implement measures designed to improve our internal control over financial reporting and strengthen our internal audit function. These measures include, among other things, supplementing the personnel involved in overseeing financial reporting. We have also validated the calculations of, and added additional control points to the development of the manual and spreadsheet outputs generated by the third-party valuation specialists engaged to assist in estimating the cash flow re-estimation, impairment and accretion values in the loan accounting process. While we believe that the actions we are taking and will continue to take to address the existing weakness in internal control over financial reporting and strengthen our internal audit function will mitigate the risk related to the aforementioned internal control material weakness and internal audit matters, we cannot be certain that, at some point in the future, another material weakness will not be identified or our internal audit procedures will not fail to detect a matter they are designed to prevent, and failure to remedy such material weaknesses or enhance our internal audit function could have an adverse impact on our financials and the operation of our business.

In addition to the material weakness we reported, Green Bankshares reported a material weakness in its internal control over financial reporting in its financial statements for the year ended December 31, 2010. Failure to remediate such material weaknesses of our subsidiaries could also have an adverse effect on us.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors. In addition, our election not to opt out of JOBS Act extended accounting transition period may make our financial statements less easily comparable to the financial statements of other companies.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million). We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, amended (which we refer to as the “Securities Act”) registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in the southeastern region of the United States are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and manmade disasters, such as the 2010 oil spill in the Gulf of Mexico. Our market areas in Tennessee are susceptible to natural disasters, such as tornadoes and floods. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect our operations or the economies in our current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters.

Risks Relating to Our Growth Strategy

We may not be able to effectively manage our growth.

Our future operating results depend to a large extent on our ability to successfully manage our rapid growth. Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon:

•

the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

•	to scale our technology platform;

•	to integrate our acquisitions and develop consistent policies throughout the various businesses; and

•	to manage a growing number of client relationships.

We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches and banks. Thus, our growth strategy may divert management from our existing businesses and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, our business and our consolidated results of operations and financial condition could be materially and adversely impacted. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of banks and other financial institutions. Generally, any acquisition of target financial institutions or assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on such applications of approval, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;

•	the financial condition and future prospects of the applicant and the banks involved;

•	the managerial resources of the applicant and the banks involved;

•	the convenience and needs of the community, including the record of performance under the CRA; and

•	the effectiveness of the applicant in combating money-laundering activities.

Such regulators could deny our application based on the above criteria or other considerations or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of any acquisition.

The success of future transactions will depend on our ability to successfully identify and consummate transactions with target financial institutions that meet our investment criteria. Because of the significant competition for acquisition opportunities and the limited number of potential targets, we may not be able to successfully consummate acquisitions necessary to grow our business.

The success of future transactions will depend on our ability to successfully identify and consummate transactions with target financial institutions that meet our investment criteria. There are significant risks associated with our ability to identify and successfully consummate transactions with target financial institutions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. These organizations may be able to achieve greater cost savings through consolidating operations than we could. Our ability to compete in acquiring certain sizable target institutions will be limited by our available financial resources. These inherent competitive limitations give others an advantage in pursuing the acquisition of certain target financial institutions. In addition, increased competition may drive up the prices for the types of acquisitions we intend to target, which would make the identification and successful consummation of acquisition opportunities more difficult. Competitors may be willing to pay more for target financial institutions than we believe are justified, which could result in us having to pay more for target financial institutions than we prefer or to forego target financial institutions. As a result of the foregoing, we may be unable to successfully identify and consummate future transactions to grow our business on commercially attractive terms, or at all.

Because the institutions we intend to acquire may have distressed assets, we may not be able to realize the value we predict from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future writedowns taken in respect of, these assets.

Delinquencies and losses in the loan portfolios and other assets of financial institutions that we acquire may exceed our initial forecasts developed during the due diligence investigation prior to acquiring those institutions. Even if we conduct extensive due diligence on an entity we decide to acquire, this diligence may not reveal all material issues that may affect a particular entity. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these depository institutions. If, during the diligence process, we fail to identify issues specific to an entity or the environment in which the entity operates, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in other reporting losses. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions we acquire and of the Company as a whole. If any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other of our subsidiaries or the Company as a whole. Current economic conditions have created an uncertain environment with respect to asset valuations and there is no certainty that we will be able to sell assets of target institutions if we determine it would be in our best interests to do so. The institutions we will target may have substantial amounts of asset classes for which there is currently limited or no marketability.

The success of future transactions will depend on our ability to successfully combine the target financial institution’s business with our existing banking business and, if we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The success of future transactions will depend, in part, on our ability to successfully combine the target financial institution’s business with our existing banking business. As with any acquisition involving financial institutions, there may be business disruptions that result in the loss of customers or cause customers to remove their accounts and move their business to competing banking institutions. It is possible that the integration process could result in additional expenses in connection with the integration processes and the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts, including integration of the target financial institution’s systems into our systems may divert our management’s attention and resources, and we may be unable to develop, or experience prolonged delays in the development of, the systems necessary to operate our acquired banks, such as a financial reporting platform or a human resources reporting platform call center. If we experience difficulties with the integration process, the anticipated benefits of any future transaction may not be realized fully or at all or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes or expected cost projections, or at all. We may also not be able to preserve the goodwill of the acquired financial institution.

Our acquisition of Southern Community Financial may present certain risks to our business and operations.

On October 1, 2012, we completed our acquisition of Southern Community Financial. This investment presents the following risks, among others:

•	the possibility that the expected benefits of the transaction may not materialize in the timeframe expected or at all, or may be more costly to achieve;

•

the possibility that the parties may be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers and other assets of Southern Community Financial in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies and integrating Southern Community Financials workforce while maintaining focus on providing consistent, high-quality customer service;

•	reputational risks and the reaction of the companies’ customers to the transaction; and

•

the investment may require diversion of the attention of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us.

Projected operating results for entities to be acquired by us may be inaccurate and may vary significantly from actual results.

We will generally establish the pricing of transactions and the capital structure of entities to be acquired by us on the basis of financial projections for such entities. In general, projected operating results will be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with our acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect our business and our consolidated results of operations and financial condition.

Our officers and directors may have conflicts of interest in determining whether to present business opportunities to us or another entity with which they are, or may become, affiliated.

Our officers and directors may become subject to fiduciary obligations in connection with their service on the boards of directors of other corporations. To the extent that our officers and directors become aware of acquisition opportunities that may be suitable for entities other than us to which they have fiduciary or contractual obligations, or they are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor such obligations to such other entities. In addition, our officers and directors will not have any obligation to present us with any acquisition opportunity that does not fall within certain parameters of our business (which opportunities and parameters are described in more detail in the section entitled “Business”). You should assume that to the extent any of our officers or directors becomes aware of an opportunity that may be suitable both for us and another entity to which such person has a fiduciary obligation or contractual obligation to present such opportunity as set forth above, he or she may first give the opportunity to such other entity or entities and may give such opportunity to us only to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, you should assume that to the extent any of our officers or directors becomes aware of an acquisition opportunity that does not fall within the above parameters but that may otherwise be suitable for us, he or she may not present such opportunity to us. In general, officers and directors of a corporation incorporated under Delaware law are required to present business opportunities to a corporation if the corporation could financially undertake the opportunity, the opportunity is within the corporation’s line of business and it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation. However, our certificate of incorporation provides that we renounce any interest or expectancy in certain acquisition opportunities that our officers or directors become aware of in connection with their service to other entities to which they have a fiduciary or contractual obligation.

Changes in accounting standards may affect how we report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (which we refer to as the “FASB”) or other regulatory authorities change the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Risks Relating to the Regulation of Our Industry

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

•

creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our Class A common stock.

The short-term and long-term impact of the new regulatory capital standards and the forthcoming new capital rules is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III increases the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital, to be phased in over time until fully phased in by January 1, 2019.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their Tier 1 capital. In June 2012, the Federal Reserve, OCC and FDIC released proposed rules which would implement the Basel III and Dodd-Frank Act capital requirements. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to us and our subsidiary bank.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the deposit insurance fund of the FDIC (which we refer to as the “DIF”) and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

We are subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as “OFAC”). If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

The Federal Reserve may require us to commit capital resources to support our subsidiary bank.

The Federal Reserve, which examines us and our subsidiaries, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our subsidiary bank if it experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Stockholders may be deemed to be acting in concert or otherwise in control of Capital Bank, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.

We are a bank holding company regulated by the Federal Reserve. Accordingly, acquisition of control of us (or our bank subsidiary) requires prior regulatory notice or approval. With certain limited exceptions, federal regulations prohibit potential investors from, directly or indirectly, acquiring ownership or control of, or the power to vote, more than 10% (more than 5% if the acquirer is a bank holding company) of any class of our voting securities, or obtaining the ability to control in any manner the election of a majority of directors or otherwise exercising a controlling influence over our management or policies, without prior notice or application to, and approval of, the Federal Reserve under the Change in Bank Control Act or the BHCA. Any bank holding company or foreign bank with a U.S. presence also is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain more than 5% of our outstanding voting securities.

In addition to regulatory approvals, any stockholder deemed to “control” us for purposes of the BHCA would become subject to investment and activity restrictions and ongoing regulation and supervision. Any entity owning 25% or more of any class of our voting securities, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over us, will be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, such a holder may be required to divest holdings of 5% or more of the voting securities of investments that may be deemed impermissible for a bank holding company, such as an investment in a company engaged in non-financial activities.

Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. In certain instances, stockholders may be determined to be “acting in concert” and their shares aggregated for purposes of determining control for purposes of the Change in Bank Control Act. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. How this definition is applied in individual circumstances can vary among the various federal bank regulatory agencies and cannot always be predicted with certainty. Many factors can lead to a finding of acting in concert, including whether:

•	stockholders are commonly controlled or managed;

•	stockholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company;

•	the holders each own stock in a bank and are also management officials, controlling stockholders, partners or trustees of another company; or

•	both a holder and a controlling stockholder, partner, trustee or management official of the holder own equity in the bank or bank holding company.

Our common stock owned by holders determined by a bank regulatory agency to be acting in concert would be aggregated for purposes of determining whether those holders have control of a bank or bank holding company for Change in Bank Control Act purposes. Because the control regulations under the Change in Bank Control Act and the BHCA are complex, potential investors should seek advice from qualified banking counsel before making an investment in our Class A common stock.

Risks Related to Our Common Stock

We could issue additional common stock, which might dilute the book value of our common stock and reduce your influence over matters on which stockholders vote.

Our Board of Directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares that may be issued to satisfy our obligations under our incentive plans, shares of our authorized but unissued preferred stock and securities and instruments that are convertible into our common stock. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock and might dilute the book value of our common stock. In addition, issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.

An active, liquid market for our Class A common stock may not develop or be sustained, which likely would materially and adversely affect the market price of our Class A common stock.

Before our recent initial public offering, there had been no established public market for our Class A common stock. Although our Class A common stock recently began trading on Nasdaq, an active, liquid trading market for our Class A common stock may not develop or be sustained, which likely would materially and adversely affect the market price of our Class A common stock. Stockholders also may not be able to sell their shares of our Class A common stock at the volume, prices and times desired.

The market price of our Class A common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our Class A common stock in the public market following the date of this report, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.

Upon completion of our initial public offering (including the partial exercise of the underwriters’ over-allotment option) and the reorganization, we had 33,024,707 shares of Class A common stock and 22,821,216 shares of Class B non-voting common stock issued and outstanding. Of the outstanding shares of Class A common stock, all of the 10,476,801 shares sold in our initial public offering (including the partial exercise of the underwriters’ over-allotment option), other than the 886,525 shares purchased by Crestview-NAFH, LLC and any other shares that were purchased in our initial public offering by a holder that is subject to a lock-up agreement, are freely tradable, except that any shares purchased by “affiliates” (as that term is defined in Rule 144 under the Securities Act). Our other outstanding shares are subject to lock-up agreements described below, which are expected to expire in March 2013.

We have agreed that we will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, or file with the SEC a registration statement under the Securities Act relating to, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock, or publicly disclose the intention to make any offer, sale, pledge, disposition or filing, without the prior written consent of Credit Suisse Securities (USA) LLC (which we refer to as “Credit Suisse”) for a period of 180 days after September 19, 2012, the date of the prospectus for our initial public offering, except issuances pursuant to the exercise of employee stock options outstanding on the date of the prospectus for our initial public offering as described therein, in connection with the reorganization, in connection with business combinations (provided that the aggregate number of shares issued, together with shares issuable pursuant to the terms of any other securities issued, does not exceed 10% of the outstanding shares of our common stock as of the closing of our initial public offering) and the filing of a shelf registration statement pursuant to the registration rights agreement entered into by us and our stockholders in connection with our private placements. Our officers, directors, largest shareholder and our other pre-IPO stockholders have also agreed, subject to certain exceptions, that they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of our common stock, whether any of these transactions are to be settled by delivery of our common stock or other securities, in cash or otherwise, or publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, without, in each case, the prior written consent of Credit Suisse, the lead underwriter for our initial public offering, for a 180-day “lock-up” period, which also began on September 19, 2012. These 180-day periods are subject to extension in certain circumstances. In addition, our stockholders holding registrable shares who are not selling in our initial public offering are also subject to a 180-day lock-up period with certain exceptions under our registration rights agreement.

In addition, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of approximately 4.5 million shares of Class A common stock for issuance under our 2010 Equity Incentive Plan. Any shares issued in connection with acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by current investors.

If shares of Class B non-voting common stock are converted into shares of Class A common stock, your voting power will be diluted.

Generally, holders of Class B non-voting common stock have no voting power and have no right to participate in any meeting of stockholders or to have notice thereof. However, holders of Class B non-voting common stock that are converted into Class A common stock will have all the voting rights of the other holders of Class A common stock. Class B non-voting common stock is not convertible in the hands of the initial holder. However, a transferee unaffiliated with the initial holder that receives Class B non-voting common stock subsequent to transfer permitted by our certificate of incorporation may elect to convert each share of Class B non-voting common stock into one share of Class A common stock. Upon conversion of any Class B non-voting common stock, your voting power will be diluted in proportion to the decrease in your ownership of the total outstanding Class A common stock.

The market price of our Class A common stock may be volatile, which could cause the value of an investment in our Class A common stock to decline.

The market price of our Class A common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	downgrades in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our Class A common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of our Class A common stock.

We do not currently intend to pay dividends on shares of our common stock in the foreseeable future and our ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.

We do not currently intend to pay cash dividends on our common stock in the foreseeable future. The payment of cash dividends in the future will be dependent upon various factors, including our earnings, if any, cash balances, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then-existing Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations in the foreseeable future and, accordingly, our Board of Directors does not currently anticipate declaring any dividends. Because we do not expect to pay cash dividends on our common stock for some time, any gains on an investment in our Class A common stock will be limited to the appreciation, if any, of the market value of our Class A common stock.

Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends by us depending on our financial condition could be deemed an unsafe or unsound practice. Our ability to pay dividends will directly depend on the ability of our subsidiary bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by regulatory policies and capital guidelines. In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement, which in certain circumstances will restrict Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions.

Certain provisions of our certificate of incorporation and the loss sharing agreements may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management. In addition, Delaware law may inhibit takeovers of us and could limit our ability to engage in certain strategic transactions our Board of Directors believes would be in the best interests of stockholders.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our Board of Directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities, including our Class A common stock.

Our loss sharing agreements with the FDIC require that we receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our stockholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the relevant loss sharing arrangement. Among other things, prior FDIC consent is required for (1) a merger or consolidation of us or our bank subsidiary with or into another company if our stockholders will own less than 66.66% of the combined company, (2) the sale of all or substantially all of the assets of any of our bank subsidiary and (3) a sale of shares by a stockholder, or a group of related stockholders, that will effect a change in control of Capital Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of any class of our voting securities where the presumption of control is not rebutted, or the acquisition by any person, acting directly or indirectly or through or in concert with one or more persons, of 25% or more of any class of our voting securities). If we or any stockholder desired to enter into any such transaction, the FDIC may not grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse effect on our financial condition, results of operations and cash flows. In addition, statutes, regulations and policies that govern bank holding companies, including the BHCA, may restrict our ability to enter into certain transactions.

We are also subject to anti-takeover provisions under Delaware law. We have not opted out of Section 203 of the Delaware General Corporation Law (which we refer to as the “DGCL”), which, subject to certain exceptions, prohibits a public Delaware corporation from engaging in a business combination (as defined in such section) with an “interested stockholder” (defined generally as any person who beneficially owns 15% or more of the outstanding voting stock of such corporation or any person affiliated with such person) for a period of three years following the time that such stockholder became an interested stockholder, unless (1) prior to such time the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (3) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s primary administrative offices are located at 121 Alhambra Plaza Suite 1601 Coral Gables, Florida. We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branch and other facilities. We include here by reference the additional information regarding our properties in Note 8 Premises and Equipment in Item 8 of this Report.

We currently lease approximately 354,000 square feet of office and operations space in Florida, North Carolina, South Carolina and Tennessee. We operate approximately 34 branches in Florida, 54 in North Carolina, 12 in South Carolina, 63 in Tennessee and one in Virginia. Of these branches, approximately 50 were leased and the rest were owned. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining.

ITEM 3: LEGAL PROCEEDINGS

On November 18, 2010, a shareholder of Green Bankshares filed a putative class action lawsuit (styled Bill Burgraff v. Green Bankshares, Inc., et al., U.S. District Court, Eastern District of Tennessee, Northeastern Division, Case No. 2:10-cv-00253) against Green Bankshares and certain of its current and former officers in the United States District Court for the Eastern District of Tennessee in Greeneville, Tennessee on behalf of all persons that acquired shares of Green Bankshares’ common stock between January 19, 2010 and November 9, 2010. On January 18, 2011, a separate shareholder of Green Bankshares filed a putative class action lawsuit (styled Brian Molnar v. Green Bankshares, Inc., et al., U.S. District Court, Eastern District of Tennessee, Northeastern Division, Case No. 2:11-cv-00014) against Green Bankshares and certain of its current and former officers in the same court on behalf of all persons that acquired shares of Green Bankshares’ common stock between January 19, 2010 and October 20, 2010. These lawsuits were filed following, and relate to the drop in value of Green Bankshares’ common stock price after, Green Bankshares announced its third quarter performance results on October 20, 2010. The plaintiffs allege that defendants made false and/or misleading statements or failed to disclose that Green Bankshares was purportedly overvaluing collateral of certain loans; failing to timely take impairment charges of these certain loans; failing to properly account for loan charge-offs; lacking adequate internal and financial controls; and providing false and misleading financial results. The plaintiffs have asserted federal securities laws claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs have also asserted control person liability claims against the individual defendants named in the complaints pursuant to Section 20(a) of the Exchange Act. The two cases were consolidated on February 4, 2011. On February 11, 2011, the Court appointed movant Jeffrey Blomgren as lead plaintiff. On May 3, 2011, the plaintiff filed an amended and consolidated complaint alleging a class period of January 19, 2010 to November 9, 2010. On July 11, 2011, the defendants filed a motion to dismiss the consolidated amended complaint. The parties have reached a proposed settlement, which is pending confirmation by the courts. The Company’s insurer has confirmed coverage of the costs of the proposed settlement.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “CBF” since September 20, 2012. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock and our Class B non-voting common stock is not listed on any stock exchange. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ Global Select Market:

	2012
(Quarter Ended)	High	Low
September 30, (from September 20, 2012)	18.19	18.00
December 31,	18.41	16.90

On December 31, 2012, the closing price per share of our Class A common stock on the NASDAQ Global Select Market was $17.07. As of December 31, 2012, there were approximately 1,403 holders of record for our Class A common stock and approximately 22 holders of record for our Class B non-voting common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners and whose shares are held in street name by brokers or other nominees.

We have never paid cash dividends to holders of our common stock. We do not expect to declare or pay any cash or other dividends on our common stock in the foreseeable future. We intend to reinvest cash flow generated by operations in our business. As a bank holding company, any dividends paid to us by our subsidiary financial institution(s) are subject to various federal and state regulatory limitations and also subject to the ability of our subsidiary financial institution(s) to pay dividends to us. In the future, we may enter into credit agreements or other borrowing arrangements that restrict our ability to declare or pay cash dividends. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors and will depend on various factors, including our financial condition, earnings, cash requirements, legal restrictions, regulatory restrictions and other factors deemed relevant by our Board of Directors. In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement, which in certain circumstances will restrict Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation – Equity Compensation Plan Information” of our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

STOCK PRICE PERFORMANCE GRAPH

The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The graph below compares the cumulative total return of the Company, Nasdaq Composite Index and a peer group index.

Source : SNL Financial LC, Charlottesville, VA

© 2013

www.snl.com

Issuer Purchases of Equity Securities

For the year ended December 31, 2012, we did not repurchase any shares of our common stock.

Issuance of Stock Awards

On March 16, 2011 and January 12, 2012 we granted 1,029,823 and 306,563 restricted stock awards of our Class A stock, respectively to certain of our executive officers and directors. The terms of the restricted stock awards granted to the executives provide for vesting upon the achievement of stock price goals as follows: (1) 33% at $25.00 per share;(2) 33% at $28.00 per share; and (3) 33% at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target. The terms of the restricted stock awards granted to directors provide for vesting of one-half of the restricted stock on December 22, 2011 and vesting of one-half at December 22, 2012. The grant date fair value of these shares was $17.00 and $19.84, respectively.

Use of Proceeds

On September 19, 2012 our registration statement on Form S-1 (No. 333-175108) was declared effective for our initial public offering. The offering commenced on September 20, 2012 and did not terminate before all of the securities registered in the registration statement were sold at the closing of the offering on September 25, 2012. The offering consisted of 10,000,000 shares of our Class A common stock including 5,681,818 shares issued and sold by us and 4,318,182 shares held by selling shareholders. On October 25, 2012, the underwriters closed on 476,801 additional shares from selling shareholders pursuant to an overallotment provision. The offering price was $18.00 per share with respect to 9,590,276 of these shares and $16.92 per share with respect to 886,525 shares sold to Crestview-NAFH, LLC. Shares purchased by Crestview-NAFH, LLC allowed them to reduce the dilution to their proportional ownership interest. We did not receive any proceeds from the sale of shares of Class A common stock by our selling stockholders. The underwriters of the offering were Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Barclays Capital Inc., FBR Capital Markets & Co., Keefe, Bruyette & Woods, Inc. and Sandler, O’Neill & Partners, L.P. As a result of the offering we received total net proceeds of approximately $89.4 million after deducting total expenses of $11.9 million, consisting of underwriting discounts and commissions of $5.2 million and offering-related expenses of approximately $6.7 million. No direct or indirect payments were made by us to any of our officers or directors or their associates, any persons owning 10% or more of any class of our equity securities or any of our affiliates other than the payment in the ordinary course of business to officers for salaries or as a result of sales of shares of common stock by selling shareholders in the offering.

The net proceeds from the offering have been allocated for general corporate purposes. We may use a portion for the acquisition of depository institutions through traditional open bank and FDIC failed bank acquisitions, as well as through selective acquisitions of financial services companies or of assets, deposits and branches that we believe present attractive risk-adjusted returns and provide a strategic benefit to our growth strategy. We do not currently have any plans to acquire specific depository institutions, either on an assisted or unassisted basis, or specific financial services companies, assets or franchises. There has been no material difference between the actual use of proceeds and intended use of proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4).

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this report. The selected historical consolidated financial information set forth below as of or for the year ended December 31, 2012 and 2011 has been derived from our consolidated financial statements included elsewhere in this 10-K.

On July 16, 2010, we purchased certain assets and assumed certain liabilities, including substantially all deposits, of First National Bank, Metro Bank and Turnberry Bank from the FDIC, as receiver. On September 30, 2010, January 28, 2011, September 7, 2011 and October 1, 2012, we consummated controlling investments in TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial, respectively. Although we were formed in November 2009, our activities prior to our first acquisition consisted solely of organizational, capital raising and related activities and activities related to identifying and analyzing potential acquisition candidates. We did not engage in any substantive operations (including banking operations) prior to our first acquisition.

The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2012 includes our results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial, subsequent to October 1, 2012. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2011, includes our results, including First National Bank, Metro Bank, Turnberry Bank and TIB Financial, as well as the results of Capital Bank Corp. subsequent to January 28, 2011 and Green Bankshares subsequent to September 7, 2011. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2010 includes our results, including First National Bank, Metro Bank and Turnberry Bank subsequent to July 16, 2010 and TIB Financial subsequent to September 30, 2010.

Because substantially all of our business is composed of acquired operations and because the operations of each acquired business were substantially changed in connection with its acquisition, our results of operations for the year ended December 31, 2012, for the year ended December 31, 2011 and for the year ended December 31, 2010 reflect different operations in different periods (or portions of periods) and therefore cannot be meaningfully compared. In addition, results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheet at their estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Banks and of TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	As of December 31, 2009 and for the Period From November 30 Through December 31, 2009
(Dollars in thousands, except per share data)
Summary Results of Operations
Interest and dividend income	$292,594	$227,912	$42,745	$72
Interest expense	39,056	36,592	6,234	—

Net interest income	253,538	191,320	36,511	72
Provision for loan losses	22,125	38,396	753	—

Net interest income after provision for loan losses	231,413	152,924	35,758	72

Non-interest income	62,793	40,811	19,615	—
Non-interest expense	259,771	181,779	44,377	214

Income (loss) before income taxes	34,435	11,956	10,996	(142)
Income tax expense (benefit)	(21,278)	4,434	(1,041)	(50)

Net income (loss) before attribution of noncontrolling interests	55,713	7,522	12,037	(92)
Net income (loss) attributable to noncontrolling interests	4,534	1,310	7	—

Net income (loss) attributable to Capital Bank Financial Corp.	$51,179	$6,212	$12,030	$(92)

Summary Balance Sheet Data
Cash and cash equivalents	$734,874	$709,963	$886,925	$526,711
Investment securities	1,006,744	826,911	479,716	—
Loans held for sale	11,276	20,746	9,690	—
Loans receivable:
Not covered under FDIC loss sharing agreements	4,279,280	3,731,125	1,046,463	—
Covered under FDIC loss sharing agreements.	400,010	550,592	696,284	—
Allowance for loan losses	(54,896)	(34,749)	(753)	—

Net loans	4,624,394	4,246,968	1,741,994	—

Other real estate owned	154,267	168,781	70,817	—
FDIC indemnification assets	49,417	66,282	91,467	—
Receivable from FDIC	8,486	13,315	46,585	—
Goodwill and intangible assets, net	176,499	142,652	51,878	—
Other assets	529,756	390,762	117,919	50

Total assets	$7,295,713	$6,586,380	$3,496,991	$526,761

Deposits	5,872,868	5,125,184	2,260,097	—
Advances from FHLB	1,460	221,018	243,067	—
Borrowings	221,938	194,634	84,856	—
Other liabilities	43,416	54,634	27,735	441

Total liabilities	6,139,682	5,595,470	2,615,755	441

Shareholders’ equity	1,156,031	990,910	881,236	526,320

Total liabilities and shareholders’ equity	$7,295,713	$6,586,380	$3,496,991	$526,761

(Dollars in thousands, except per share data)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	As of December 31, 2009 and for the Period From November Through December 31,2009
Per Share Data
Earnings
Basic	$1.07	$0.14	$0.31	$(0.01)
Diluted	$1.06	$0.14	$0.31	$(0.01)
Tangible book value	$17.74	$17.25	$18.39	18.86
Weighted average shares outstanding:
Basic	47,779,025	45,121,716	38,205,677	8,243,830
Diluted	48,337,025	45,383,716	38,205,677	8,243,830
Common shares outstanding	55,845,923	46,149,998	45,120,175	27,906,524
Performance Ratios
Return on average assets	0.84%	0.14%	0.76%	(0.64)%
Return on average equity	5.31%	0.79%	1.67%	(0.64)%
Return on average assets attributable to CBF	0.77%	0.12%	0.76%	(0.64)%
Return on average equity attributable to CBF	4.88%	0.65%	1.67%	(0.64)%
Net interest margin	4.40%	4.04%	2.51%	0.50%
Interest rate spread	4.25%	3.86%	2.14%	0.50%
Efficiency ratio(1)	82.12%	78.31%	79.07%	NM
Average interest-earning assets to average interest-bearing liabilities	122.05%	123.33%	186.59%	NA
Average loans receivable to average deposits	82.50%	83.54%	79.59%	NA
Cost of interest-bearing liabilities	0.82%	0.95%	0.80%	NA
Asset Quality
Non-performing loans to loans receivable(2):
Not covered under loss sharing agreements with the FDIC	6.19%	6.00%	3.25%	NA
Covered under loss sharing agreements with the FDIC	1.63%	2.89%	7.88%	NA
Total non-performing loans to loans receivable	7.82%	8.89%	11.12%	NA
Non-performing assets to total assets:
Not covered under loss sharing agreements with the FDIC	5.61%	5.83%	2.28%	NA
Covered under loss sharing agreements with the FDIC	1.54%	2.59%	5.37%	NA
Total non-performing assets to total assets	7.15%	8.42%	7.65%	NA
Allowance for loan losses to non-performing loans:
Not covered under loss sharing agreements with the FDIC	18.90%	13.45%	1.33%	NA
Covered under loss sharing agreements with the FDIC	72.00%	27.99%	—	NA
Total allowance for loan losses to non-performing loans	14.97%	9.08%	0.39%	NA
Capital Ratios
Average equity to average total assets	15.85%	17.86%	45.51%	99.79%
Tangible common equity(3)	13.76%	13.16%	24.08%	99.92%
Tier 1 leverage	13.47%	12.55%	24.30%	NM
Tier 1 risk-based capital	19.68%	19.31%	41.80%	NM
Total risk-based capital	20.91%	20.24%	41.90%	NM

(1)	Non-interest expense divided by sum of net interest income and non-interest income.
(2)	Non-performing loans include non-accrual loans and loans past due over 90 days that retain accrual status due to accretion of income on PCI loans.
(3)

The tangible common equity ratio is a non-GAAP measure which we believe provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common equity (calculated in accordance with the FDIC Order) divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides reconciliations of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	As of December 31, 2009 and for the Period From November Through December 31, 2009
Shareholders’ equity	$1,156,031	$990,910	$881,236	$526,320
Less: Preferred stock	—	—	—	—
Less: Goodwill and other intangible assets, net	(176,499)	(142,652)	(51,878)	—

Tangible common shareholders’ equity	$979,532	$848,258	$829,358	$526,320

Total assets	$7,295,713	$6,586,380	$3,496,991	$526,761
Less: Goodwill and other intangible assets, net	(176,499)	(142,652)	(51,878)	—

Tangible assets	$7,119,214	$6,443,728	$3,445,113	$526,761

Tangible common equity ratio	13.76%	13.16%	24.08%	99.92%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the audited consolidated statement of condition as of December 31, 2012 and 2011, and statements of income for the twelve months ended December 31, 2012, 2011 and 2010. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this report. See “Cautionary Notice Regarding Forward Looking Statements” in the beginning of this report.

The following discussion pertains to our historical results, which includes the operations of First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp. Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. In this discussion, unless the context suggests otherwise, references to “Old Capital Bank” refer to Capital Bank Corp.’s banking subsidiary prior to June 30, 2011, the date on which NAFH National Bank merged with Old Capital Bank and changed its name to Capital Bank, National Association.

Throughout this discussion we collectively refer to the above acquisitions as the “acquisitions”.

Overview

We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised approximately $1.0 billion to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits of the three Failed Banks from the FDIC. We completed the acquisition of Southern Community Financial on October 1, 2012. We operate 164 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

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

The following table sets forth the fair value of the assets we acquired in each of our acquisitions as of the applicable acquisition date and shows the acquisition price as a percentage of the most recently reported tangible book value of the assets prior to acquisition accounting and the tangible book value in accordance with the acquisition method of accounting:

(Dollars in millions)					Acquisition Price Per Share
Target	Announcement Date	Acquisition Date	Fair Value of Assets Acquired		Percent of Last Reported Tangible Book Value(1)	Percent of Tangible Book Value Per Share in Accordance with Acquisition Accounting(2)
First National Bank	July 16, 2010	July 16, 2010	$602		NA	109.3%
Metro Bank	July 16, 2010	July 16, 2010	$393		NA	30.0%
Turnberry Bank	July 16, 2010	July 16, 2010	$228		NA	NM	(3)
TIB Financial	June 28, 2010	September 30, 2010	$1,737		25.4%	125.4%
Capital Bank Corp	November 3, 2010	January 28, 2011	$1,728		45.1%	125.1%
Green Bankshares	May 5, 2011	September 7, 2011	$2,365		41.0%	117.2%
Southern Community Financial	March 27, 2012	October 1, 2012	$1,398	(4)	94.5%	164.0	%(5)

(1)	Last reported tangible book value is based on the tangible book value per share amount as disclosed by the institution in the quarter immediately preceding the announcement of the acquisition.

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

(3)	Not a meaningful ratio because consideration of $16.9 million was received on this transaction. Tangible book value acquired was a negative $13.0 million.
(4)	The fair values of assets acquired are within the re-measurement period.
(5)	Ratio reflects management’s estimate of acquisition accounting adjustments which have not yet been finalized.

Comparability to Past Periods

The consolidated financial information presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2012 includes our consolidated results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial Corporation subsequent to October 1, 2012. For the year ended December 31, 2011, our consolidated results include First National Bank, Metro Bank, Turnberry Bank and TIB Financial, as well as the results of Capital Bank Corp. subsequent to January 28, 2011 and Green Bankshares subsequent to September 7, 2011. For the year ended December 31, 2010 our consolidated results include First National Bank, Metro Bank and Turnberry Bank subsequent to July 16, 2010 and TIB Financial subsequent to September 30, 2010. Prior to July 16, 2010, we did not have any banking operations.

Because substantially all of our business is composed of acquired operations and because the operations of each acquired business were substantially changed in connection with its acquisition, our results of operations for the year ended December, 2012, 2011 and 2010 reflect different operations in different periods (or portions of periods) and therefore cannot be meaningfully compared. In addition, results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheet at their estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Banks and of TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial immediately prior to acquisition. Therefore, certain comparisons to prior periods have been intentionally omitted unless observations we deem meaningful could be disclosed herein.

Material Trends and Developments

As part of the process of integrating the acquisitions into our line of business model, we have appointed experienced bankers to oversee loan and deposit production in each of our markets, centralized and consolidated back office operations and eliminated certain duplicative positions, improved productivity in our sales forces and established line of business reporting. These steps have helped us accelerate new loan production and core deposit growth. New loan production for the years ended December 31, 2012 and 2011 was $872.8 million and $728.4 million, respectively. Approximately 64.0% consisted of commercial loans for the year ended December 31, 2012 and 63.8% consisted of commercial loans for the year ended December 31, 2011. Core deposits were $3.8 billion at December 31, 2012, an increase of $259.4 million from $2.9 billion on December 31, 2011, excluding the initial increases in deposits resulting from the acquisition of Southern Community Financial. This increase helped further lower the contractual rate on deposits to 0.66% as of December 31, 2012, down from 0.89% as of December 31, 2011.

Florida, South Carolina, North Carolina, Tennessee and Virginia accounted for 30.8%, 13.5%, 30.6%, 25.0% and 0.1%, respectively, of our new loan originations for year ended December 31, 2012.

Florida, South Carolina, North Carolina, and Tennessee accounted for 36.6%, 26.9%, 31.0%, and 5.5%, respectively, of our new loan originations for the year ended December 31, 2011

A significant portion of our core deposit growth resulted from inflows into savings and non-interest bearing accounts. Savings and non-interest bearing accounts increased by $173.8 million or 58.7% and $64.0 million or 9.4%, respectively, during the twelve months ended December 31, 2012.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, see Note 1 to our Consolidated Financial Statements or Critical Accounting Policies section below.

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

Non-interest Income

Non-interest income includes service charges on deposit accounts, debit card income, fees on mortgage loans, investment advisory and trust fees, income on the FDIC indemnification asset, other operating income and investment securities gains and losses.

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

Balance Sheet Drivers

Loan Growth

We monitor new loan production on a weekly basis by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be high quality. For the year ended December 31, 2012, we originated $558.5 million of commercial loans, $206.6 million of consumer loans, $80.8 million of commercial real estate loans and $26.9 million of other loans. For the year ended December 31, 2011, we originated $464.9 million of commercial loans, $157.0 million of consumer loans, $96.9 million of commercial real estate loans and $9.6 million of other loans. In addition, our acquisition strategy, which focuses on acquiring assets and businesses in southeastern U.S. markets, has resulted in an increase of the number of commercial and consumer loans.

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

In marking the legacy loan portfolios to market at acquisition, we segregated similar loans into pools and value those pools by projecting lifetime cash flows for each loan based on assumptions about yield, average life and credit losses and then discounting those cash flows to present value. Because of the accounting treatment, for acquired impaired loans, we no longer report these loans as non-accrual loans or report charge-offs with respect to these loans. Rather, we monitor the performance of our legacy portfolio against our projections. Each quarter we update our assessment of cash flows for the acquired impaired loans in each pool. To the extent that we make unfavorable changes to estimates of lifetime credit losses for loans in a given pool (other than due to decreases in interest rate indices) which result in the present value of cash flows from the pool being less than our recorded investment of the pool, we record a provision for loan losses, resulting in an increase in the allowance for loan losses for that pool. For any pool where the present value of our most recent estimate of future cumulative lifetime cash flows has increased above its recorded investment, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will increase future interest income as a prospective yield adjustment over the remaining life of the pool to a rate which, when used to discount the expected cash flows, results in the present value of such cash flows equaling the recorded investment of the pool at the time of the estimate.

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

Results of Operations

Overview

For the year ended December 31, 2012, we had net income of $51.2 million, or $1.06 per diluted share. Results for the year ended December 31, 2012 included a tax benefit of $34.0 million related to an increase in our deferred tax asset resulting from an improvement in forecasted tax losses from acquired loans, gains on securities sales of $8.6 million, $7.5 million of merger and conversion related expense, $18.7 million of non-cash equity compensation and $3.3 million of early debt extinguishment expense.

Operating and financial highlights for the year ended December 31, 2012 include the following:

•

Substantially concurrent with the Company’s initial public offering on September 25, 2012, which raised net proceeds for the Company of approximately $90 million, we reorganized our former subsidiaries, TIB Financial Corp., Capital Bank Corporation and Green Bankshares, Inc., into a single holding company.

•

On October 1, 2012, we acquired Southern Community Financial, repaid approximately $47.0 million in outstanding TARP preferred stock and warrants, and merged Southern Community Bank and Trust into our bank subsidiary, Capital Bank, N.A. Southern Community’s 22 branches are now operating under the Capital Bank brand, and systems conversion and rebranding took place in the fourth quarter of this year.

•

New loan originations for the year ended December 31, 2012 totaled $872.8 million of which 64.0% were commercial loans, demonstrating continued execution of our organic growth and portfolio diversification strategies.

•

Core deposits (total deposits minus time deposits) increased $866.4 million from December 31, 2011 as strong growth in Florida and the Carolinas was offset by reductions in the Tennessee market, where branch operations and product offerings are being realigned to meet Capital Bank strategies and objectives. Core deposits now represent 64.7% of total deposit funding and total deposits represent 96.3% of total funding.

•

Capital Bank, N.A. ended the year with a tier 1 leverage ratio of 11.7%, which is in excess of regulatory requirements, and Capital Bank Financial Corp. held $125.4 million in cash and cash equivalents at the holding company.

Net Interest Income

Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks, investment securities, federal funds sold and securities purchased under agreements to resell. Our interest-bearing liabilities include deposits, federal funds purchased, subordinated debentures underlying the trust preferred securities we acquired in connection with our investments in TIB Financial, Capital Bank Corp. Green Bankshares and Southern Community Financial, repurchase agreements and other short-term borrowings.

Our net interest income for the year ended December 31, 2012 increased by $62.2 million, or 32.5%, to $253.5 million, as compared to $191.3 million for the year ended December 31, 2011. The increase reflects the inclusion of Southern Community Financial acquired on October 1, 2012 and a full year of net interest income from Green Bankshares partially offset by the continuation of a deleveraging strategy, which reduced wholesale borrowings by approximately $219.6 million.

Additionally the net interest margin increased 36 basis points to 4.40% for the year ended December 31, 2012 in comparison to 4.04% for the year ended December 31, 2011 due to an increase in our net interest income spread which was 4.25% for the year ended December 31, 2012 as compared to 3.86% for the year ended December 31, 2011. Loan yields increased to 6.28% from 6.24% and securities yields declined to 1.77% from 2.62% as investments with high prepayment risk were sold during, for the years ended December 31, 2012 and 2011, respectively. Earning asset yield improvement was enhanced by a decline in cost of funds to 0.56% from 0.73%, due to growth in the relative proportion of, and reduced costs of, core deposits for the years ended December 31, 2012 and 2011, respectively. Core deposits represent 64.7% of total deposit funding as of December 31, 2012. Our plans to further reduce the cost of funds includes the repayment of $34.5 million of high rate trust preferred securities assumed in the acquisition of SouthernCommunity Financial.

Our net interest income for the year ended December 31, 2011 increased by approximately $154.8 million, or 424.0%, to $191.3 million, as compared to $36.5 million for the year ended December 31, 2010. The net interest margin increased by 153 basis points during the year ended 2011 to 4.04% in comparison to 2.51% in the year ended 2010. This increase reflects the inclusion of the loan portfolio acquired in the acquisitions of Green Bankshares and Capital Bank Corp. We also experienced upward yield revisions in our loan portfolio in 2011 due to better-than-expected credit performance in certain legacy loan pools.

As of December 31, 2012, we held cash and securities equal to 23.9% of total assets. We intend to use the net proceeds from our initial public offering and current excess liquidity and capital for general corporate purposes, including loan growth as well as the acquisition of depository institutions that meet our investment standards. Our loan originations for year ended December 31, 2012 totaled $872.8 million.

	Year Ended December 31, 2012			Year Ended December 31, 2011
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans(1)(2)	$4,332,782	$271,993	6.28%	$3,298,499	$205,867	6.24%
Investment securities(2)	1,078,025	19,054	1.77%	777,802	20,346	2.62%
Interest-bearing deposits in other banks	341,242	846	0.25%	659,220	2,328	0.35%
FHLB stock	39,285	1,830	4.66%	32,134	758	2.36%

Total interest-earning assets	5,791,334	293,723	5.07%	4,767,655	229,299	4.81%
Non-interest-earning assets:
Cash and due from banks	101,996			65,256
Other assets	723,018			528,214

Total non-interest-earning assets	825,014			593,470

Total assets	$6,616,348			$5,361,125

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,039,301	$21,423	1.05%	$2,032,034	$21,296	1.05%
Money market	945,432	3,970	0.42%	595,910	3,974	0.67%
Negotiable order of withdrawal accounts	1,110,878	2,943	0.26%	614,627	2,509	0.41%
Savings deposits	384,104	1,174	0.31%	203,031	925	0.46%

Total interest-bearing deposits	4,479,715	29,510	0.66%	3,445,602	28,704	0.83%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	118,772	953	0.80%	317,962	2,652	0.83%
Long-term borrowings	146,477	8,594	5.87%	102,288	5,236	5.12%

Total interest-bearing liabilities	$4,744,964	$39,057	0.82%	$3,865,852	$36,592	0.95%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	772,404			502,732
Other liabilities	50,421			34,841
Shareholders’ equity	1,048,559			957,700

Total non-interest-bearing liabilities and shareholders’ equity	1,871,384			1,495,273

Total liabilities and shareholders’ equity	$6,616,348			$5,361,125

Interest rate spread (tax equivalent basis)			4.25%			3.86%

Net interest income (tax equivalent basis)		$254,666			$192,707

Net interest margin (tax equivalent basis)			4.40%			4.04%
Average interest-earning assets to average interest-bearing liabilities	122.05%			123.33%

(1)	Average loans include non-performing loans.
(2)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

	Year Ended December 31, 2011			Year Ended December 31, 2010
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans(1)(2)	$3,298,499	$205,867	6.24%	$586,860	$36,453	6.21%
Investment securities(2)	777,802	20,346	2.62%	124,731	2,752	2.21%
Interest-bearing deposits in other banks	659,220	2,328	0.35%	737,739	3,462	0.47%
FHLB stock	32,134	758	2.36%	8,372	141	1.68%

Total interest-earning assets	4,767,655	229,299	4.81%	1,457,702	42,808	2.94%
Non-interest-earning assets:
Cash and due from banks	65,256			10,243
Other assets	528,214			112,975

Total non-interest-earning assets	593,470			123,218

Total assets	$5,361,125			$1,580,920

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,032,034	$21,296	1.05%	$446,372	$3,609	0.81%
Money market	595,910	3,974	0.67%	131,949	708	0.54%
Negotiable order of withdrawal accounts	614,627	2,509	0.41%	66,994	191	0.29%
Savings deposits	203,031	925	0.46%	25,064	148	0.59%

Total interest-bearing deposits	3,445,602	28,704	0.83%	670,379	4,656	0.69%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	317,962	2,652	0.83%	102,899	1,120	1.09%
Long-term borrowings	102,288	5,236	5.12%	7,944	458	5.77%

Total interest-bearing liabilities	$3,865,852	$36,592	0.95%	$781,222	$6,234	0.80%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	502,732			66,967
Other liabilities	34,841			13,298
Shareholders’ equity	957,700			719,433

Total non-interest-bearing liabilities and shareholders’ equity	1,495,273			799,698

Total liabilities and shareholders’ equity	$5,361,125			$1,580,920

Interest rate spread (tax equivalent basis)			3.86%			2.14%

Net interest income (tax equivalent basis)		$192,707			$36,574

Net interest margin (tax equivalent basis)			4.04%			2.51%
Average interest-earning assets to average interest-bearing liabilities	123.33%			186.59%

(1)	Average loans include non-performing loans.
(2)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Year ended December 31, 2012

Net interest income was $253.5 million for the year ended December 31, 2012 and included three months of Southern Community Financial’s operations and a full year of Capital Bank Corp. and Green Bankshares’ operations. Loan yields increased to 6.28% from 6.24%, and securities yields declined to 1.77% from 2.62% as investments with high prepayment risk were sold during the year, for the years ended December 31, 2012 and 2011, respectively. The increase in earning asset yields was complemented by a decline in the cost of funds to 0.56% from 0.73%, due to growth in core deposits for the years ended December 31, 2012 and 2011, respectively. Core deposits represent 64.7% of total deposit funding as of December 31, 2012. Net interest income includes $1.4 million associated with the recognition of the unamortized discount on certain non-PCI loans which were paid in full prior to their contractual maturity resulting in a favorable impact to the net interest margin.

Year ended December 31, 2011

Net interest income was $191.3 million for the year ended December 31, 2011 and included three months of Green Bankshares’ operations and eleven months of Capital Bank Corp.’s. operations. Net interest income during the period includes the effects of maintaining a high level of cash and highly liquid investment securities. We reduced higher cost FHLB advances by $160.0 million. Net interest income includes $1.8 million associated with the recognition of the unamortized discount on certain non-PCI loans which were paid in full prior to their contractual maturity resulting in a favorable impact to the net interest margin.

Year ended December 31, 2010

Net interest income was $36.5 million for the year ended December 31, 2010 and included the effects of maintaining a high level of cash and highly liquid investment securities during the period.

Rate/Volume Analysis

The tables below detail the components of the changes in net interest income for the year ended December 31, 2012 compared to the year ended December 31, 2011 and for the year ended December 31, 2011 compared to the year ended December 31, 2010. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans(1)(2)	$64,921	$1,205	$66,126
Investment securities(1)	6,469	(7,761)	(1,292)
Interest-bearing deposits in other banks	(916)	(566)	(1,482)
FHLB stock	199	873	1,072

Total interest income	$70,673	$(6,249)	$64,424

Interest expense
Time deposits	$76	$51	$127
Money market	1,802	(1,806)	(4)
Negotiable order of withdrawal accounts	1,530	(1,096)	434
Savings deposits	627	(378)	249
Short-term borrowings and FHLB advances	(1,602)	(97)	(1,699)
Long-term borrowings	2,509	849	3,358

Total interest expense	$4,942	$(2,477)	$2,465

Change in net interest income	$65,731	$(3,772)	$61,959

(1)

Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(2)	Average loan volumes include non-performing loans which results in the impact of the non-accrual of interest being reflected in the change in average rate on loans.

The increase in average rate and volume on loans for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to the inclusion of three months of Southern Community Financial’s operations and a full year of Capital Bank Corp. and Green Bankshares’ operations offset by reductions in interest earning assets led by problem loan resolutions, strategic and normal loan principal amortization and pay downs.

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans(1)(2)	$169,239	$175	$169,414
Investment securities(1)	16,992	602	17,594
Interest-bearing deposits in other banks	(341)	(793)	(1,134)
FHLB stock	541	76	617

Total interest income	$186,431	$60	$186,491

Interest expense
Time deposits	$16,326	$1,361	$17,687
Money market	3,055	211	3,266
Negotiable order of withdrawal accounts	2,202	116	2,318
Savings deposits	818	(41)	777
Short-term borrowings and FHLB advances	1,849	(317)	1,532
Long-term borrowings	4,835	(57)	4,778

Total interest expense	$29,085	$1,273	$30,358

Change in net interest income	$157,346	$(1,213)	$156,133

(1)

Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(2)	Average loan volumes include non-performing loans which results in the impact of the non-accrual of interest being reflected in the change in average rate on loans.

The increase in average rate on loans for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily due to increases in pool yields as a result of the acquisitions of Green Bankshares and Capital Bank Corp.

Provision for Loan Losses

Year ended December 31, 2012

The provision for loan losses of $22.1 million recorded during 2012 reflects approximately $13.5 million related to additional impairment identified with respect to acquired impaired loans, $1.0 million related to acquired loans which were not considered impaired at the date of acquisition and $7.6 million related to the increase in the allowance for loan losses established for originated loans. We originated $872.8 million in new loans during year ended December 31, 2012. Of the $13.5 million related to the acquired impaired loans, approximately $5.1 million and $8.4 million resulted from the covered portfolio and the non-covered portfolio, respectively. We are covered by indemnification agreements from the FDIC for the covered loan portfolio, and an increase in the value of the indemnification asset of approximately $4.7 million was associated with the provision for loan losses required for these loans during 2012.

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

Changes in expected cash flows on loan pools resulted from several factors, which include actual and projected maturity date extensions through renewals of certain loans along with maturity extensions related to workout strategies or borrower requests on other loans; improved precision in the cash flow estimation; actual payment and loss experience on certain loans; and changes to the internal risk ratings of certain loans. When actual and projected maturity dates are extended beyond the dates assumed in previous cash flow estimations, the expected lives of those loans are extended and cash flows as well as impairment and accretable yield can change. We forecast the payment stream of each pool of PCI loans at the original acquisition-date valuation as well as at each subsequent re-estimation date; however, previously un-forecasted loan renewals or extensions can occur as the borrowers’ cash flow needs and other circumstances change over time. Cash flow estimates have generally improved since the acquisition dates as our lending officers and credit administration department have been in regular contact with each borrower and have developed a fuller understanding of each borrowers’ financial condition and business or personal needs. Actual payment experience on certain loans can also change expected cash flows as problem loan resolutions, loan payoffs and prepayments occur. Finally, changes to the risk ratings of certain PCI loans occur based on our evaluation of the financial condition of its borrowers. As the financial condition and repayment ability of borrowers improve over time, our policy is to upgrade the risk ratings associated with these loans and increase our cash flow expectations for these loans. Conversely, as the financial condition and repayment ability of borrowers deteriorate over time, our policy is to downgrade the associated risk ratings and decrease our cash flow expectations for these loans accordingly. The table below illustrates the impact of our fourth quarter 2012 estimates of expected cash flows on PCI loans on impairment and prospective yield:

		Weighted Average Prospective Yields
(Dollars in thousands)	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows
Covered portfolio:
Loan pools with impairment	$16,857	6.09%	8.89%
Loan pools with improvement	—	—	—

Covered portfolio total	$16,857	6.09%	8.89%

Non-covered portfolio:
Loan pools with impairment	$22,963	6.12%	6.29%
Loan pools with improvement	—	5.27%	6.34%

Non-covered portfolio total	$22,963	5.59%	6.32%

Total	$39,820	5.68%	6.72%

Year ended December 31, 2011

The provision for loan losses of $38.4 million recorded as of December 31, 2011 reflects approximately $26.3 million related to additional impairment identified with respect to acquired impaired loans, $4.2 million related to acquired loans which were not considered impaired at the date of acquisition and $7.9 million related to the increase in the allowance for loan losses established for loans originated subsequent to acquisition. The Company reported new loan originations of approximated $728.4 million during 2011. Of the $26.3 million related to acquired impaired loans, approximately $11.8 million resulted from the covered portfolio and $14.5 million resulted from the non-covered portfolio. As the Company is covered by an indemnification agreement from the FDIC for the covered loan portfolio an increase in the value of the indemnification asset of approximately $9.5million was associated with the provision for loan losses required for these loans during 2011.

Year ended December 31, 2010

The provision for loan losses of $0.8 million during 2010 was related to new loan production. During 2010, the legacy portfolio of PCI loans performed within expectations and we did not accrue any provision for loan losses associated with loans we acquired in our acquisitions.

Non-interest Income

Non-interest income increased from $40.8 million for the year ended December 31, 2011 to $62.8 million for the year ended December 31, 2012 primarily due to increases in service charges on deposit accounts of $10.6 million, debit card income of $4.2 million and fees on mortgage loans sold of $3.2 million which was due in part to the inclusion of a full year of Green Bankshares’ operations which we acquired on September 7, 2011, and three months of Southern Community Financial’s operations which we acquired on October 1, 2012. Other drivers were investment security gains of $3.8 million as investments with a high prepayment risk were sold and rebalancing of the investment portfolio was performed during the year. Legal and insurance settlement gains of $3.5 million primarily relate to an insurance recovery for a $1.8 million settlement of a class action lawsuit related to the acquired operations of Green Bankshares and a legal settlement of $1.5 million resulting from an acquired charged-off loan.

Non-interest income increased from $19.6 million for the year ended December 31, 2010 to $40.8 million for the year ended December 31, 2011 primarily due to the inclusion of Green Bankshares’ results which we acquired on September 7, 2011, and Capital Bank Corp.’s results which we acquired on January 28, 2011, along with a full year of the operations of TIB Financial and the Failed Banks as well as investment securities gains of $4.7 million in 2011.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Service charges on deposit accounts	$24,011	$13,385	$1,992
Debit card income	10,516	6,281	382
Investment securities gains (losses), net	8,575	4,738	—
Fees on mortgage loans sold	5,994	2,791	449
Legal settlements and insurance recoveries	3,460	—	—
FDIC indemnification asset income	1,325	7,627	736
Earnings on bank owned life insurance policies	961	636	110
Brokerage fees	834	746	—
OREO revenue	785	—	—
Wire transfer fees	685	585	51
Investment advisory and trust fees	535	1,438	354
Bargain purchase gain	—	—	15,175
Other	5,112	2,584	366

Total non-interest income	$62,793	$40,811	$19,615

Year Ended December 31, 2012

Non-interest income was $62.8 million for the year ended December 31, 2012. The increase in service charges on deposit accounts, debit card income and fees on mortgage loans sold for the year ended December 31, 2012 were due in part to the inclusion of a full year of Green Bankshares’ results which we acquired on September 7, 2011, Capital Bank Corp.’s results which we acquired on January 28, 2011, and Southern Community Financial results which we acquired on October 1, 2012.

Gains on the sale of investment securities were $8.6 million as investments with a high prepayment risk were sold and rebalancing of the investment portfolio was performed. The Company recorded legal settlement and insurance recovery gains of $3.5 million. The insurance recovery related to a $1.8 million settlement of a class action lawsuit arising from the acquired operations of Green Bankshares and the legal settlement is primarily related to $1.5 million gain on settlement of an acquired charged-off loan. Indemnification asset income for the year ended December 31, 2012 was $1.3 million which is comprised of $10.7 million associated with increases in loss estimates for covered assets, offset by $9.4 million in amortization of the indemnification asset.

Year Ended December 31, 2011

Non-interest income was $40.8 million for the year ended December 31, 2011. Gains on the sale of securities were $4.7 million. Indemnification asset income for the year ended December 31, 2011 was $7.6 million which is comprised of an increase in the indemnification asset of $11.0 million associated with increases in loss estimates for covered assets, offset by $3.4 million in amortization of the indemnification asset. The increase in service charges on deposit accounts, debit card income and fees on mortgage loans sold for the year ended December 31, 2011 was attributable to the inclusion of Green Bankshares’ results which we acquired on September 7, 2011 and Capital Bank Corp.’s results which we acquired on January 28, 2011, along with a full year of operations of the 2010 acquisitions of TIB Financial and the Failed Banks.

Year Ended December 31, 2010

Non-interest income during the year ended December 31, 2010 was $19.6 million, primarily due to bargain purchase gains of $15.2 million resulting from the acquisitions of Metro Bank and Turnberry Bank.

Non-interest Expense

To evaluate and control operating costs, we monitor certain performance metrics including our efficiency ratio, which equals total non-interest expense divided by net revenue (net interest income plus non-interest income). Our efficiency ratio has been and is expected to continue to be significantly impacted by certain costs that follow acquisitions of troubled financial institutions. Our efficiency ratio for the year ended December 31, 2012 was 82.1%, which was impacted by $7.5 million in merger related expenses and contract termination and other expenses related to the integration of our operations, $20.5 million of non-cash equity compensation and merger related severance expense, $3.6 million of legal settlement expense, $3.3 million in losses on extinguishment of debt, $202,000 of intangible impairment, $8.6 million of investment security gains and $1.8 million of insurance recoveries. The system conversions are intended to create operating efficiencies and better position us for future growth. Excluding the impact of these items, our adjusted efficiency ratio for the year ended December 31, 2012 was 73.3%.

Our efficiency ratio for the year ended December 31, 2011 was 78.3%, which was impacted by $9.8 million of non-cash equity compensation, $7.6 million of conversion expenses due to integration of the acquired banks, $1.5 million of legal fees related to the acquisitions of Capital Bank and Green Bankshares, $2.9 million of impairment of intangible assets, $416,000 of gains on extinguishment of debt and $4.7 million of investment security gains. Excluding the impact of these items, our adjusted efficiency ratio for the year ended December 31, 2011 was 70.5%.

Our efficiency ratio for the year ended December 31, 2010 was 79.1%, which was impacted by $2.0 million of conversion expenses due to integration of the acquired banks, $750,000 of legal fees related to the acquisitions of Failed Banks and TIBB, and $15.2 million of bargain purchase gains. Excluding the impact of these items, our adjusted efficiency ratio for the year ended December 31, 2010 was 101.7%.

The adjusted efficiency ratio is a non-GAAP measure which we believe provides investors with information useful in understanding our business and our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently.

The adjusted efficiency ratio, which equals adjusted non-interest expense divided by adjusted net revenues (net interest income plus non-interest income), for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	GAAP	Adjusted	GAAP	Adjusted	GAAP	Adjusted
(Dollars in thousands)
Non-interest expense	$259,771	$259,771	$181,779	$181,779	$44,377	$44,377
Less: Non-cash equity compensation and severance (salaries and employee benefits)	—	20,513	—	9,840	—	—
Less: Conversion and merger related expense (conversion and merger expense and salaries and employee benefits	—	7,881	—	7,620	—	1,991
Less: Legal fees (professional fees)	—	1,883	—	1,500	—	750
Less: Legal settlement expense (legal settlements expenses)	—	1,750	—	—	—	—
Less: Intangible impairment	—	202	—	2,872	—	—
Less: Extinguishment of debt	—	3,267	—	(416)	—	—

Non-interest expense, adjusted	$259,771	$224,275	$181,779	$160,363	$44,377	$41,636

Net interest income	$253,538	$253,538	$191,320	$191,320	$36,511	$36,511
Non-interest income	62,793	62,793	40,811	40,811	19,615	19,615
Less: Investment security gains (investment securities gains, net)	—	8,575	—	4,738	—	—
Less: Bargain purchase gain	—	—	—	—	—	15,175
Less: Insurance recoveries (legal settlements and insurance recoveries)	—	1,750	—	—	—	—

Net revenue, adjusted	$316,331	$306,006	$232,131	$227,393	$56,126	$40,951

Adjusted Efficiency Ratio	82.12%	73.29%	78.31%	70.52%	79.07%	101.67%

Non-interest expense increased from $181.8 million for the year ended December 31, 2011 to $259.8 million for year ended December 31, 2012. The main driver of the increase was primarily due to the inclusion of three months of Southern Community Financial’s operations which we acquired on October 1, 2012, and a full year of Green Bankshares operations which we acquired on September 7, 2011. Other drivers were an increase of $15.5 million in OREO related costs; $3.7 million resulting from the prepayment of all our remaining FHLB advances; $2.8 million in legal settlement expenses, of which $1.8 million stemmed from legacy Green Bankshares which is offset by a $1.8 million insurance recovery in non-interest income. The increase in all other non-interest expense for the year ended December 31, 2012 was primarily due to the inclusion of GreenBanks’ and Southern Community Financial’s operations as discussed above.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Salary and employee benefits	$108,994	$81,405	$17,229
Net occupancy expense	39,260	26,229	4,088
Foreclosed asset related expense	28,228	12,776	701
Professional fees	12,937	9,287	11,025
Computer services	9,700	6,525	2,098
Conversion and merger related expenses	7,543	7,620	1,991
Loan workout expense	7,508	3,095	696
FDIC assessments	6,716	5,914	2,097
Telecommunication expense	5,642	3,264	541
Amortization of intangibles	4,718	4,248	818
Postage, courier and armored car	3,901	2,467	460
Loss (gain) on extinguishment of debt	3,267	(416)	—
Operating supplies	2,825	1,810	289
Legal and insurance settlement expense	2,752	—	—
Travel expense	2,316	1,586	382
Insurance, non-building	2,009	1,953	640
Marketing and community relations	1,301	3,224	496
Impairment of intangible assets	202	2,872	—
Other operating expense	9,952	7,920	826

Total non-interest expense	$259,771	$181,779	$44,377

Year Ended December 31, 2012

Non-interest expense was $259.8 million for the year ended December 31, 2012, which includes $18.7 million of non-cash equity compensation expense related primarily to stock option and restricted stock amortization expense associated with grants to the Company’s founders. In addition, there were $7.5 million in expenses during the period related to conversions and merger related expenses. Legal settlement expense of $2.8 million of which $1.8 million stemmed from legacy Green Bankshares which is offset by a $1.8 million insurance recovery in non-interest income and $3.3 million in losses on extinguishment of debt due to FHLB advance prepayments. Foreclosed asset related expenses were $28.2 million and included $22.5 million in OREO valuation adjustments. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses were $9.5 million; such expenses include real estate taxes, insurance and other costs to own and maintain the properties. Also included in the foreclosed asset related expense was approximately $3.8 million in net gains on the sale of $96.9 million in OREO.

Year ended December 31, 2011

Non-interest expense was $181.8 million for the year ended December 31, 2011 which included a full eleven months of operations of Capital Bank which was acquired on January 28, 2011 and the operations of GreenBank which was acquired on September 7, 2011. Conversion related expenses of $7.6 million were related to $4.2 million of accruals for the early termination of certain information technology system related contracts and $3.4 million of expense related to the conversion of the Company’s operations onto a common technology platform. Foreclosed asset related expenses were $12.8 million and included $7.8 million in OREO valuation adjustments. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses were $6.7 million. Such expenses include real estate taxes, insurance and other costs to own and maintain the properties. Also included in the foreclosed asset related expense was approximately $1.7 million in net gains on the sale of $83.4 million in OREO. Legal and other professional fees included $1.5 million of legal expense related to the acquisition of Capital Bank Corp. on January 28, 2011 and Green Bankshares on September 7, 2011. Impairment charges of $2.9 million during 2011 related to the Company’s wealth management customer relationship intangible. Marketing expense included approximately $661,000 of expense related to our re-branding campaign of Capital Bank, NA. Subsequent to the acquisition of Green Bankshares, approximately $110.0 million of FHLB advances were prepaid for approximately $416,000 less than their acquisition date fair value, which was included in non-interest expense as a gain on extinguishment of debt.

Year ended December 31, 2010

Non-interest expense of $44.4 million for the year ended December 31, 2010 included five and a half months of operations of First National Bank, Metro Bank and Turnberry Bank, which were acquired on July 16, 2010 and three months of operations of TIB Bank which was acquired on September 30, 2010. Non-interest expense included organizational expenses of $2.1 million and $2.0 million of conversion related expense.

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

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. At December 31, 2012, we had a deferred tax asset of $198.4 million, which principally reflects the tax effect of the acquisition accounting adjustments made in connection with each of the acquisitions, subject to the limits of Section 382 of the Internal Revenue Code of 1986, as amended (which we refer to as the “Internal Revenue Code”), which determines our ability to preserve the tax benefits of existing net operating losses and built-in losses in a change of control.

During 2012, we recorded $34.0 million in income tax benefit as a result of an increase in our deferred tax asset due to an improvement in forecasted tax deductible losses from acquired loans. Under Section 382 of the Internal Revenue Code, a calculation is required to limit the NOLs and other built-in losses from the acquired companies. As we completed certain tax analyses and filed our 2011 tax return during the third quarter of 2012, we concluded that our deferred tax asset estimates were too conservative with regard to loan losses that would be limited. As a result, we recognized the increased value of our deferred tax asset associated with our increased deductibility expectations.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make and our overall level of taxable income. See the notes to our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof. Additionally, there were no unrecognized tax benefits at December 31, 2012 and 2011, and we do not expect the total of unrecognized tax benefits to significantly increase in the next 12 months.

Year Ended December 31, 2012

The income tax benefit was $21.3 million for the year ended December 31, 2012. The effective income tax rate was approximately (61.8) % for the year ended December 31, 2012. Excluding the income tax benefits related to the deductible loan losses of $34.0 million discussed above, and return to provision adjustments of $0.4 million, the effective income tax rate was approximately 37.9% for the year ended December 31, 2012.

Year Ended December 31, 2011

The provision for income taxes was $4.4 million for the year ended December 31, 2011. The effective income tax rate was approximately 37.1%. As we operated at near break-even levels during the first six months of 2011, changes in our operations and amounts not included or deducted in arriving at taxable income during these periods caused significant variances on our expected effective tax rate for the year. Accordingly the provision for income taxes recorded at December 31, 2011 was higher than that recorded for the first half of 2011 as we recorded the provision for income taxes at year end that was consistent with our most recent expectations of the effective income tax rates applicable for 2011.

Year Ended December 31, 2010

The income tax benefit was $1.0 million for the year ended December 31, 2010. The effective income tax rate for the year ended December 31, 2010 was (9%). A tax benefit was recorded during the year ended December 31, 2010 primarily due to $15.2 million in gains on the acquisitions of Metro Bank and Turnberry Bank which are not included in taxable income. Accordingly, the tax benefit recorded during the period was calculated excluding these gains and based upon the resulting consolidated loss, for tax purposes.

Net Income

Year Ended December 31, 2012

For the year ended December 31, 2012, our net income of $55.7 million represented an ROA of 0.84% and an ROE of 5.31%. Net income of $4.5 million attributable to noncontrolling stockholders resulted in net income attributable to CBF of $51.2 million or $1.07 per basic share and $1.06 per diluted share. Our equity to assets ratio was 16.0%. Net income includes a tax benefit of $34.0 million related to an increase in our deferred tax asset resulting from an improvement in forecasted tax deductible losses from acquired loans, $8.6 million of gains on sales of investment securities, foreclosed asset related expense of $28.2 million, $7.5 million in expenses related to conversion and merger related expenses, non-cash equity compensation expense of $18.7 million and $3.3 million of losses on extinguishment of debt. Net interest income of $253.5 million and non-interest income of $62.8 million were partially offset by the provision for loan losses of $22.1 million and non-interest expense of $259.8 million.

Year Ended December 31, 2011

For the year ended December 31, 2011, our net income of $7.5 million represented an ROA of 0.14% and an ROE of 0.79%. Net income of $1.3 million attributable to noncontrolling stockholders resulted in net income attributable to CBF of $6.2 million or $0.14 per basic and diluted share. Our equity to assets ratio was 15.0%. Net income includes a deduction for an accrual of $4.2 million for the early termination of certain information technology system related contracts and $3.4 million of expense related to the conversion of our operations onto a common technology platform, $12.8 million of foreclosed asset related expenses and acquisition-related legal costs of $1.5 million (which are not tax-deductible). Offsetting this decrease was $4.7 million related to net gains on sales of securities, additional income on the indemnification asset of $7.6 million due to an unfavorable change in loss estimates for covered loans and a gain on extinguishment of debt of $416,000. Net interest income of $191.3 million and non-interest income of $40.8 million were partially offset by the provision for loan losses of $38.4 million and non-interest expense of $181.8 million.

Year ended December 31, 2010
We reported net income of $12.0 million for the year ended December 31, 2010, which equated to a ROA of 0.76%, a ROE of 1.67% and a basic and diluted net income per common share of $0.31. Our equity to assets ratio was 25.0%. Net interest income of $36.5 million and non-interest income of $19.6 million was partially offset by the provision for loan losses of $753,000 and non-interest expense of $44.4 million. Non-interest income reported during 2010 included $15.2 million related to a gain on the acquisitions of Metro Bank and Turnberry Bank. The provision for loan losses recorded reflects the allowance for loan losses established for loans originated subsequent to the acquisition of our banking subsidiaries. No net charge-offs or losses on the disposition of other real estate owned were recorded as credit losses experienced were incorporated in the acquisition accounting adjustments to record loans and other real estate at fair value on the dates of acquisition.

Financial Condition

Our assets totaled $7.3 billion and $6.6 billion at December 31, 2012 and December 31, 2011, respectively. Total loans at December 31, 2012 and December 31, 2011 were $4.7 billion and $4.3 billion, respectively. Total deposits were $5.9 billion and $5.1 billion at December 31, 2012 and December 31, 2011, respectively. Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $223.4 million and $415.7 million at December 31, 2012 and December 31, 2011, respectively. The increase in total loans, during the year ended December 31, 2012 was primarily due to the inclusion of loans from Southern Community Financial acquired on October 1, 2012.

Core deposits increased from $2.9 billion at December 31, 2011 to $3.8 billion at December 31, 2012. Strong deposit growth in Florida and the Carolinas was offset by reductions in the Tennessee market, where branch operations and product offerings are being realigned to meet Capital Bank strategies and objectives.

Shareholders’ equity was $1.2 billion and $990.9 million at December 31, 2012 and December 31, 2011, respectively. The increase in shareholders’ equity for the year ended December 31, 2012 was due in part to the completion of the Company’s initial public offering, which raised net proceeds for the Company of approximately $90 million.

Loans

Our loan portfolio is our primary earning asset. Our strategy is to grow the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. Additionally, we have worked to reduce excessive concentrations in commercial real estate loans, which were the predominant portion of the acquisitions’ legacy portfolios, in order to achieve a more diversified portfolio mix. The following table sets forth the carrying amounts of our loan portfolio.

(Dollars in thousands)	As of December 31, 2012		As of December 31, 2011		Sequential Change
Loan Type	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$895,187	19.1%	$903,914	21.0%	$(8,727)	(1.0)%
Other commercial C&D	405,481	8.6%	423,932	9.8%	(18,451)	(4.4)%
Multifamily commercial real estate	85,020	1.8%	98,207	2.3%	(13,187)	(13.4)%
1-4 family residential C&D	82,124	1.8%	85,978	2.0%	(3,854)	(4.5)%

Total commercial real estate	$1,467,812	31.3%	$1,512,031	35.1%	$(44,219)	(2.9)%
Owner occupied commercial real estate	1,059,469	22.6%	902,816	21.0%	156,653	17.4%
Commercial and industrial	658,328	14.0%	467,047	10.9%	191,281	41.0%

Total commercial	$1,717,797	36.6%	$1,369,863	31.9%	$347,934	25.4%
1-4 family residential	836,112	17.8%	818,547	19.0%	17,565	2.1%
Home equity	430,667	9.2%	383,768	8.9%	46,899	12.2%
Consumer	137,157	2.9%	123,121	2.9%	14,036	11.4%

Total consumer	$1,403,936	29.9%	$1,325,436	30.8%	$78,500	5.9%
Other	101,021	2.2%	95,133	2.2%	5,888	6.2%

Total	$4,690,566	100.0%	$4,302,463	100.0%	$388,103	9.0%

During the year ended December 31, 2012, our loan portfolio increased by $388.1 million due to $872.8 million of new loan originations, acquired loans from Southern Community Financial of $774.8 million offset by $421.2 million in resolutions and $838.2 million in net principal repayments during the period. The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans and reducing our overall concentration of commercial real estate loans. As illustrated in greater detail in the table below, commercial and industrial loans and consumer and other loans represented approximately 64.0% and 26.7%, respectively, of new loan production for the year ended December 31, 2012. We expect that this production emphasis, which resulted in nearly 90.7% of our new loan production for the year ended December 31, 2012 in categories other than commercial real estate, along with normal runoff of the legacy portfolios, will, over time, lead to the continued reduction of our concentration in commercial real estate loans which represented approximately 31.3% of the outstanding balance of the loan portfolio at December 31, 2012.

Commercial loan production for the year ended December 31, 2012 was $558.5 million. As a result of stronger volumes, commercial loans made up over one-half of our new loan originations during the year ended December 31, 2012, while commercial real estate loans were 9.3% of new loan originations, consistent with our plans to reduce concentrations in this category.

The following table sets forth our new loan originations (excluding renewals of existing loans) segmented by loan type.

(Dollars in millions)	Year Ended December 31, 2012		Year Ended December 31, 2011
Loan Type	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$30.1	3.5%	$43.7	6.0%
Other commercial C&D	11.0	1.3%	23.2	3.2%
Multifamily commercial real estate	7.4	0.8%	0.8	0.1%
1-4 family residential C&D	32.3	3.7%	29.2	4.0%

Total commercial real estate	80.8	9.3%	96.9	13.3%
Owner occupied commercial real estate	187.4	21.5%	260.8	35.8%
Commercial and industrial	371.1	42.5%	204.1	28.0%

Total commercial	558.5	64.0%	464.9	63.8%
1-4 family residential	109.8	12.6%	81.7	11.2%
Home equity	18.7	2.1%	13.0	1.8%
Consumer	78.1	8.9%	62.3	8.6%

Total consumer	206.6	23.6%	157.0	21.6%
Other	26.9	3.1%	9.6	1.3%

Total	$872.8	100.0%	$728.4	100.0%

We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively, with the goal of reducing the concentration in our portfolio over time.

Florida, South Carolina, North Carolina, Tennessee and Virginia accounted for 30.8%, 13.5%, 30.6%, 25.0% and 0.1% of our new loan originations, respectively, for year ended December 31, 2012. Florida, South Carolina, North Carolina and Tennessee accounted for 36.6%, 26.9%, 31.0% and 5.5% of our new loan originations, respectively, for the year ended December 31, 2011.

The contractual maturity distributions of our loan portfolio as of December 31, 2012 and December 31, 2011 are indicated in the tables below. The majority of these are amortizing loans.

	Loans Maturing (As December 31, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$276,099	$441,269	$177,819	$895,187
Other commercial C&D	235,154	146,196	24,131	405,481
Multifamily commercial real estate	24,327	38,491	22,202	85,020
1-4 family residential C&D	63,942	7,504	10,678	82,124

Total commercial real estate	599,522	633,460	234,830	1,467,812
Owner occupied commercial real estate	148,200	666,341	244,928	1,059,469
Commercial and industrial	229,992	366,607	61,729	658,328

Total commercial	378,192	1,032,948	306,657	1,717,797
1-4 family residential	135,204	180,015	520,893	836,112
Home equity	25,785	102,611	302,271	430,667
Consumer	13,603	84,008	39,546	137,157

Total consumer	174,592	366,634	862,710	1,403,936
Other	22,043	46,146	32,832	101,021

Total	$1,174,349	$2,079,188	$1,437,029	$4,690,566

	Loans Maturing (As of December 31, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$467,516	$1,224,437	$491,568	$2,183,521
Floating or adjustable interest rates	706,833	854,751	945,461	2,507,045

Total loans	$1,174,349	$2,079,188	$1,437,029	$4,690,566

	Loans Maturing (As of December 31, 2011)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$215,597	$511,652	$176,665	$903,914
Other commercial C&D	274,419	139,815	9,698	423,932
Multifamily commercial real estate	32,745	51,237	14,225	98,207
1-4 family residential C&D	68,797	6,251	10,930	85,978

Total commercial real estate	591,558	708,955	211,518	1,512,031
Owner occupied commercial real estate	123,932	547,784	231,100	902,816
Commercial and industrial	183,593	228,277	55,177	467,047

Total commercial	307,525	776,061	286,277	1,369,863
1-4 family residential	149,275	203,902	465,370	818,547
Home equity	22,841	111,720	249,207	383,768
Consumer	20,331	96,590	6,200	123,121

Total consumer	192,447	412,212	720,777	1,325,436
Other	23,718	30,795	40,620	95,133

Total	$1,115,248	$1,928,023	$1,259,192	$4,302,463

	Loans Maturing (As of December 31, 2011)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$429,219	$1,163,183	$379,121	$1,971,523
Floating or adjustable interest rates	686,029	764,840	880,071	2,330,940

Total loans	$1,115,248	$1,928,023	$1,259,192	$4,302,463

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

We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank that are covered by FDIC loss sharing agreements that reimburse us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans and a ten-year period for residential loans. We refer to all other loans as “non-covered loans.” These are loans we originate, loans acquired through the acquisitions of Capital Bank, TIB Bank, Greenbank and Southern Community Financial and certain consumer loans of the Failed Banks that we acquired, which are not covered by any loss sharing agreement.

Covered Loans

As of December 31, 2012, covered loans were $400.0 million, representing 8.5% of our loan portfolio. Also as of December 31, 2012, the covered loans were 1.8% past due 30-89 days, 18.4% greater than 90 days past due and still accruing/accreting and 0.7% nonaccrual, reflecting the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of the respective acquisition dates. Projected reimbursements from the FDIC relating to projected future losses on covered loans are recorded as the FDIC indemnification asset, which was $49.4 million as of December 31, 2012. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $8.5 million at December 31, 2012.

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

Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental monthly and quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through December 31, 2012, totaling $97.6 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including independent reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans

As of December 31, 2012, non-covered loans were $4.3 billion, representing 91.5% of our loan portfolio. Also as of December 31, 2012, our non-covered loans were 1.2% past due 30-89 days, 6.5% greater than 90 days past due and still accruing/accreting and 0.3% nonaccrual.

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

Covered and Non-Covered Loan Credit Quality Summary

The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

	As of December 31, 2012				As of December 31, 2011
(Dollars in millions)	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans
Covered Portfolio
Non-owner occupied commercial real estate	$95.0	2.9%	18.2%	0.0%	$125.7	6.0%	12.1%	0.0%
Other commercial C&D	31.7	0.3%	68.5%	0.0%	53.4	2.1%	67.6%	0.0%
Multifamily	11.6	0.0%	31.0%	0.0%	22.3	5.8%	23.3%	0.0%
1-4 family residential C&D	4.2	0.0%	83.3%	0.0%	4.7	0.0%	72.3%	0.0%

Total commercial real estate	142.5	2.0%	32.4%	0.0%	206.1	4.8%	29.1%	0.0%

Owner occupied commercial real estate	84.0	1.1%	9.0%	0.0%	114.6	5.9%	23.0%	0.0%
Commercial & Industrial	17.1	0.6%	11.7%	1.8%	24.0	2.9%	12.5%	1.7%

Total commercial	101.1	1.0%	9.5%	0.3%	138.6	5.4%	21.2%	0.3%

1-4 family residential	91.8	1.3%	14.9%	0.0%	127.2	5.0%	19.0%	0.0%
Home equity	60.1	3.3%	5.0%	4.2%	72.6	4.0%	4.0%	3.0%
Consumer	0.2	0.0%	0.0%	0.0%	0.2	0.0%	0.0%	0.0%

Total consumer	152.1	2.1%	11.0%	1.6%	200.0	4.7%	13.6%	1.1%

Other	4.3	0.0%	23.3%	0.0%	5.9	0.0%	88.1%	0.0%

Total covered	$400.0	1.8%	18.4%	0.7%	$550.6	4.8%	22.1%	0.5%

Non-covered Portfolio
Non-owner occupied commercial real estate	$800.2	0.6%	5.5%	0.0%	$778.2	2.5%	6.4%	0.0%
Other commercial C&D	373.8	1.9%	22.6%	0.0%	370.6	1.6%	23.1%	0.0%
Multifamily	73.4	0.3%	4.6%	0.0%	75.9	0.5%	5.7%	0.0%
1-4 family residential C&D	78.0	3.6%	6.8%	0.5%	81.2	21.4%	11.0%	0.4%

Total commercial real estate	1,325.4	1.1%	10.3%	0.0%	1,305.9	3.3%	11.4%	0.0%

Owner occupied commercial real estate	975.5	0.5%	5.6%	0.2%	788.2	0.6%	5.7%	0.0%
Commercial and industrial	641.2	0.7%	5.1%	0.3%	443.0	2.8%	5.1%	0.1%

Total commercial	1,616.7	0.5%	5.4%	0.3%	1,231.2	1.4%	5.5%	0.0%

1-4 family residential	744.3	2.3%	5.7%	0.5%	691.4	1.3%	4.3%	0.0%
Home equity	370.5	1.5%	2.6%	0.7%	311.2	1.6%	1.4%	0.8%
Consumer	137.0	2.3%	0.4%	0.3%	123.0	2.0%	0.9%	0.0%

Total consumer	1,251.8	2.1%	4.2%	0.5%	1,125.6	1.5%	3.2%	0.2%

Other	96.7	3.0%	2.3%	0.0%	89.2	0.9%	4.5%	0.0%

Total non-covered	$4,290.6	1.2%	6.5%	0.2%	$3,751.9	2.1%	6.8%	0.1%

Total	$4,690.6	1.3%	7.5%	0.3%	$4,302.5	2.4%	8.8%	0.1%

Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2012, $73.4 million (or approximately 20.8%) were loans covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2011, $121.6 million (or approximately 32.3%) were loans covered by loss sharing agreements with the FDIC. All of these loans were acquired loans and such loans were either PCI loans or, based upon their recorded investment, were considered well secured and in the process of collection and met the criteria for reporting as 90 days past due and still accruing.

Year ended December 31, 2012

Total non-performing loans as of December 31, 2012 declined by $15.9 million to $366.7 million as compared to $382.6 million at December 31, 2011. The change in non-performing loans during the year ended December 31, 2012 was attributable to $49.6 million in additional non-performing loans acquired through the acquisition of Southern Community Bank, as well as $116.7 million of loans that became non-performing. Offsetting these increases were $84.6 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures and $97.6 million in resolutions.

During the twelve months ended December 31, 2012, we foreclosed, or received deeds in lieu of foreclosure, on $84.6 million in loans and $20.3 million of OREO acquired through the Southern Community Financial acquisition, of which approximately 56% consisted of commercial real estate loans and approximately 10% and 14% were associated with the covered loans in Florida and South Carolina, respectively. Of the loans transferred to other real estate owned during the period, 24% were covered by loss sharing agreements.

Sales of other real estate owned were $96.9 million during the year ended December 31, 2012. Approximately 60% of the sales were commercial real estate, and approximately 17% and 12% were associated with the covered loans in Florida and South Carolina, respectively. Loss sharing agreements covered 29% of these sales.

Year ended December 31, 2011

Total non-performing loans as of December 31, 2011 were $382.6 million as compared to $193.8 million at December 31, 2010. The change in non-performing loans during the twelve months ended December 31, 2011 was attributable to $42.6 million and $44.9 million in additional non-performing loans acquired through the acquisition of Capital Bank Corp. and Green Bankshares, respectively, as well as $161.5 million of loans that became non-performing. Partially offsetting these increases was $60.3 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures and other reductions.

During the twelve months ended December 31, 2011, we foreclosed, or received deeds in lieu of foreclosure, on $104.3 million in loans, of which approximately 65% consisted of commercial real estate loans and approximately 14% and 23% were associated with the covered loans in Florida and South Carolina, respectively. Of the loans transferred to other real estate owned during the period, 37% were covered by loss sharing agreements.

Sales of other real estate owned were $83.4 million during the year ended December 31, 2011. Approximately 42% of the sales were commercial real estate loans, and approximately 15% and 24% were associated with the covered loans in Florida and South Carolina, respectively. Loss sharing agreements covered 39% of these sales.

The customer-owed balances and carrying amounts as of December 31, 2012 and December 31, 2011 (which includes all amounts contractually owed by borrowers) are set forth in the table below:

(Dollars in millions)
Loan Type	Gross Customer Balance Owed December 31, 2012	Carrying Amount(1) December 31, 2012		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans(2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$148.9	$95.0		63.8%	$17.3	18.2%
Other commercial C&D	98.2	31.7		32.3%	21.7	68.5%
Multifamily	22.4	11.6		51.8%	3.6	31.0%
1-4 family residential C&D	6.3	4.2		66.7%	3.5	83.3%

Total commercial real estate	275.8	142.5		51.7%	46.1	32.4%

Owner occupied commercial real estate	100.8	84.0		83.3%	7.6	9.0%
Commercial and industrial	26.8	17.1		63.8%	2.3	13.5%

Total commercial	127.6	101.1		79.2%	9.9	9.8%

1-4 family residential	124.3	91.8		73.9%	13.7	14.9%
Home equity	81.9	60.1		73.4%	5.5	9.2%
Consumer	0.2	0.2		100.0%	0.0	0.0%

Total consumer	206.4	152.1		73.7%	19.2	12.6%

Other	19.1	4.3		22.5%	1.0	23.3%

Total covered	$628.9	$400.0	(1)	63.6%	$76.2	19.1%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$908.7	$800.2		88.1%	$44.1	5.5%
Other commercial C&D	668.1	373.8		55.9%	84.3	22.6%
Multifamily	84.1	73.4		87.3%	3.4	4.6%
1-4 family residential C&D	124.7	78.0		62.6%	5.7	7.3%

Total commercial real estate	1,785.6	1,325.4		74.2%	137.5	10.4%

Owner occupied commercial real estate	1,045.2	975.5		93.3%	56.7	5.8%
Commercial and industrial	756.7	641.2		84.7%	35.0	5.5%

Total commercial	1,801.9	1,616.7		89.7%	91.7	5.7%

1-4 family residential	831.3	744.3		89.5%	45.8	6.2%
Home equity	434.7	370.5		85.2%	12.4	3.3%
Consumer	150.3	137.0		91.2%	0.9	0.7%

Total consumer	1,416.3	1,251.8		88.4%	59.1	4.7%

Other	107.9	96.7		89.6%	2.2	2.3%

Total non-covered	$5,111.7	$4,290.6	(1)	83.9%	$290.5	6.8%

Total	$5,740.6	$4,690.6		81.7%	$366.7	7.8%

(1)

The carrying amount for total covered loans represents a discount from the total gross customer balance of $228.9 million or 36.4%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $821.1 million or 16.1%.

(2)	Includes loans greater than 90 days past due.

(Dollars in millions)
Loan Type	Gross Customer Balance Owed December 31, 2011	Carrying Amount December 31, 2011(1)		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans(2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$148.6	$125.7		84.6%	$15.2	12.1%
Other commercial C&D	87.8	53.4		60.8%	36.1	67.6%
Multifamily	28.6	22.3		78.0%	5.2	23.3%
1-4 family residential C&D	5.6	4.7		83.9%	3.4	72.3%

Total commercial real estate	270.6	206.1		76.2%	59.9	29.1%

Owner occupied commercial real estate	127.8	114.6		89.7%	26.4	23.0%
Commercial and industrial	28.2	24.0		85.1%	3.4	14.2%

Total commercial	156.0	138.6		88.8%	29.8	21.5%

1-4 family residential	144.0	127.2		88.3%	24.2	19.0%
Home equity	88.4	72.6		82.1%	5.1	7.0%
Consumer	0.2	0.2		100.0%	0.0	0.0%

Total consumer	232.6	200.0		86.0%	29.3	14.7%

Other	11.8	5.9		50.0%	5.2	88.1%

Total covered	$671.0	$550.6	(1)	82.1%	$124.2	22.6%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$906.9	$778.2		85.8%	$49.5	6.4%
Other commercial C&D	634.1	370.0		58.4%	85.6	23.1%
Multifamily	88.0	75.9		86.3%	4.3	5.7%
1-4 family residential C&D	99.4	81.8		82.3%	9.3	11.5%

Total commercial real estate	1,728.4	1,305.9		75.6%	148.7	11.4%

Owner occupied commercial real estate	859.4	788.2		91.7%	45.0	5.7%
Commercial and industrial	518.2	443.0		85.5%	22.7	5.1%

Total commercial	1,377.6	1,231.2		89.4%	67.7	5.5%

1-4 family residential	760.4	691.4		90.9%	30.0	4.3%
Home equity	366.8	311.2		84.8%	6.9	2.2%
Consumer	158.7	123.0		77.4%	1.1	0.9%

Total consumer	1,285.9	1,125.6		87.5%	38.0	3.4%

Other	106.2	89.2		84.0%	4.0	4.5%

Total non-covered	$4,498.1	$3,751.9	(1)	83.4%	$258.4	6.9%

Total	$5,169.1	$4,302.5		83.2%	$382.6	8.9%

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

The changes in expected cash flows on certain loan pools during 2012, 2011 and 2010 resulted from several factors, which included actual and projected maturity date extensions through renewals of certain loans along with maturity extensions related to workout strategies or borrower requests on other loans, improved precision in the cash flow estimation for acquired loans, actual payment and loss experience on certain loans and changes to the internal risk ratings of certain loans. When actual and projected maturity dates are extended beyond the dates assumed in previous cash flow estimations, the expected lives of those loans are extended and cash flows as well as impairment and accretable yield can change. The Company forecasts the payment stream of each pool of PCI loans at the original acquisition-date valuation as well as at each subsequent re-estimation date; however, previously un-forecasted loan renewals or extensions can occur as the borrowers’ cash flow needs and other circumstances change over time. Cash flow estimates have improved for the acquired loans since the acquisition date as the Company’s lending officers and credit administration department have been in regular contact with each borrower and have developed a fuller understanding of each borrower’s financial condition and business or personal needs. Actual payment experience on certain loans can also change expected cash flows as problem loan resolutions, loan payoffs and prepayments occur. Finally, changes to the risk ratings of certain PCI loans occur based on the Company’s evaluation of the financial condition of its borrowers. As the financial condition and repayment ability of borrowers improve over time, the Company’s policy is to upgrade the risk ratings associated with these loans and increase its cash flow expectations for these loans. Conversely, as the financial condition and repayment ability of borrowers deteriorate over time, the Company’s policy is to downgrade the associated risk ratings and decrease its cash flow expectations for these loans accordingly.

Allowance for Loan Losses

For loans, we have recorded a provision to establish an allowance against loan losses. At December 31, 2012, the allowance for loan losses was $54.9 million of which $15.1 million related to loans we originated or acquired non-PCI loans. As of December 31, 2012, we have recorded provisions of $39.8 million associated with PCI loans. As of December 31, 2011, the allowance for loan losses was $34.7 million and $8.4 million of the allowance for loan losses related to loans we originated or acquired non-PCI loans and $26.3 million related to PCI loans.

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. Based upon our most recent estimates of expected cash flows, approximately $39.8 million of the allowance for loan losses was required to be allocated for PCI loans as of December 31, 2012. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired. Otherwise, we estimate an allowance for each risk category.

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

The acquisitions of our banking operations during 2010 and the acquisition of Capital Bank Corp. and Green Bankshares during the first and third quarter of 2011, respectively and the acquisition of Southern Community in the fourth quarter of 2012, resulted in significant purchase accounting adjustments recorded valued at fair value. The most significant adjustments related to loans that previously were recorded at values reflecting estimated fair values as of the various acquisition dates. Due to these accounting adjustments, no allowance for loan losses was recorded for acquired loans upon acquisition.

The provision for loan losses is a charge to income in the current period to establish or replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio for originated loans. A provision for loan losses is also required for any unfavorable changes in expected cash flows related to pools of purchased impaired loans. The provision for loan losses and expectations of cash flows may be impacted by many factors, including changes in the value of real estate collateralizing loans, net charge-offs and credit losses incurred, changes in loans outstanding, changes in impaired loans, historical loss rates and the mix of loan types. The provisions for loan losses were $22.1 million, $38.4 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the twelve months ended December 31, 2012, $13.5 million of the provision for loan losses reflects impairment related to unfavorable changes in estimates of expected cash flows in certain pools of purchased impaired loans. The remainder of the provision for loan losses includes the allowance for loan losses established for loans originated by us and non-PCI acquired loans.

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

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Management made the following principal enhancements to the methodology during the third quarter of 2012:

•

Narrowed historical credit loss experience data to a peer group of similar financial institutions; previously, credit loss experience data for all FDIC banks was utilized. This refinement was made to reflect the trends that are occurring in similar financial institutions.

•

Increased historical credit loss look-back period. The Company began extending its look-back period to reflect a trailing five year business cycle by prospectively adding an additional quarter of data until five a year period is included, the Company is currently using two and half years of data.

•

Inclusion of additional qualitative factors. The Company has incorporated the following factors into its qualitative analysis: i) changes in the nature and product mix of the portfolio; ii) credit loan review coverage and associated findings; and iii) macroeconomic collateral value trends.

These model enhancements were in part due to the increasing proportion of originated loans to total loans, increasing balances of originated loans and associated allowances and the overall aging of the portfolio. We identified a group of financial institutions whose loss experience over the term of our operating history and looking forward is expected to be most relevant to estimating incurred losses. Additionally, the look back period for peer loan losses used in the model will be increased to match the increasing aging of the originated portfolio. We also believe that increasing to a full business cycle will incorporate relevant available data and the incremental qualitative factors will improve directional consistency between management expectations and model results. These enhancements did not have a material impact on the estimated allowance for loan losses during the period.

Changes affecting the allowance for loan losses are summarized below for the years ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Allowance for loan losses at beginning of period	$34,749	$753	$—

Charge-offs:
Non-owner occupied commercial real estate	219	—	—
Other commercial C&D	83	—	—
Multifamily commercial real estate	—	—	—
1-4 family residential C&D	—	—	—

Total commercial real estate	302	—	—
Owner occupied commercial real estate	50	—	—
Commercial and industrial	371	—	—

Total commercial	421	—	—
1-4 family residential	—	—	—
Home Equity	1,722	4,372	—
Consumer	1,511	54	—

Total consumer	3,233	4,426	—
Other	1,788	—	—

Total charge-offs	$5,744	$4,426	$—

Recoveries:			—
Non-owner occupied commercial real estate	1,093	—	—
Other commercial C&D	542	17	—
Multifamily commercial real estate	6	—	—
1-4 family residential C&D	(15)	—	—

Total commercial real estate	1,626	17	—
Owner occupied commercial real estate	429	—	—
Commercial and industrial	298	4	—

Total commercial	727	4	—
1-4 family residential	47	3	—
Home Equity	76	—	—
Consumer	259	2	—

Total consumer	382	5	—
Other	1,031	—	—

Total recoveries	$3,766	$26	$—

Net charge-offs (recoveries)	1,978	4,400	—
Provision for loan losses	22,125	38,396	753

Allowance for loan losses at end of period	$54,896	$34,749	$753

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of originated or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan losses for non-PCI loans to the various segments of the loan portfolio based on information available as of December 31, 2012, 2011 and 2010, respectively. The following table allocates the allowance for loan losses for non-PCI loans by loan category as of the dates indicated:

		December 31, 2012			December 31, 2011
(Dollars in thousands)	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans
Non-owner occupied commercial real estate	$176,981	$688	0.4%	$55,489	$453	0.8%
Other commercial C&D	55,734	1,803	3.2%	38,713	509	1.3%
Multifamily commercial real estate	27,258	24	0.1%	756	7	0.9%
1-4 family residential C&D	41,970	938	2.2%	33,286	444	1.3%

Total commercial real estate	$301,943	$3,453	1.1%	$128,244	$1,413	1.1%

Owner occupied commercial real	536,404	2,557	0.5%	286,385	3,022	1.1%
Commercial and industrial	436,886	5,473	1.3%	201,625	1,945	1.0%

Total commercial	$973,290	$8,030	0.8%	$488,010	$4,967	1.0%

1-4 family residential	247,773	1,393	0.6%	91,834	866	0.9%
Home Equity	278,107	313	0.1%	215,336	163	0.1%
Consumer	107,809	1,563	1.5%	59,616	997	1.7%

Total consumer	$633,689	$3,269	0.5%	$366,786	$2,026	0.6%

Other	40,419	324	0.8%	9,653	26	0.3%

Total	$1,949,341	$15,076	0.8%	$992,693	$8,432	0.8%

		December 31, 2010
(Dollars in thousands)	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans
Non-owner occupied commercial real estate	$9,566	$79	0.8%
Other commercial C&D	447	6	1.3%
Multifamily commercial real estate	—	—	—
1-4 family residential C&D	1,417	19	1.3%

Total commercial real estate	$11,430	$104	0.9%

Owner occupied commercial real	8,477	70	0.8%
Commercial and industrial	18,191	133	0.7%

Total commercial	$26,668	$203	0.8%

1-4 family residential	15,918	215	1.4%
Home Equity	100,602	33	0.0%
Consumer	6,295	184	2.9%

Total consumer	$122,815	$432	0.4%

Other	6,001	14	0.2%

Total	$166,914	$753	0.5%

Criticized and Classified Loans

Loans with the following attributes are categorized as criticized and classified loans: (1) a potential weakness that deserves management’s close attention; (2) inadequate protection by the current net worth and paying capacity of the obligor or of the collateral pledged; or (3) weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The following table summarizes criticized and classified loans at December 31, 2012 and 2011:

Criticized/Classified Loans(1)	December 31, 2012			December 31, 2011
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Non-owner occupied commercial real estate	$32,574	$181,246	$213,820	$58,626	$193,208	$251,834
Other commercial C&D	27,158	160,600	187,758	43,085	169,837	212,922
Multifamily commercial real estate	3,289	17,094	20,383	7,406	24,550	31,956
1-4 family residential C&D	4,599	12,591	17,190	4,745	15,110	19,855

Total commercial real estate	67,620	371,531	439,151	113,862	402,705	516,567

Owner occupied commercial real estate	31,280	117,620	148,900	37,017	89,876	126,893
Commercial and industrial	4,996	75,123	80,119	4,693	66,445	71,138

Total commercial	36,276	192,743	229,019	41,710	156,321	198,031

1-4 family residential	25,930	91,998	117,928	40,426	73,513	113,939
Home equity	9,534	18,742	28,276	8,802	10,355	19,157
Consumer	—	2,147	2,147	—	1,271	1,271

Total consumer	35,464	112,887	148,351	49,228	85,139	134,367

Other	4,187	13,163	17,350	5,207	14,659	19,866

Total	$143,547	$690,324	$833,871	$210,007	$658,824	$868,831

(1)	PCI and Non-PCI loans are included in the balances presented.

Total criticized and classified loans as of December 31, 2012 declined $35.0 million as compared to December 31, 2011 as $84.6 million of transfers to other real estate owned, and $267.4 million of pay downs, charge offs and upgrades were partially offset by $317.0 million of downgrades.

Impaired Loans

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, residential mortgages, commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. Non-accrual loans and restructured loans where loan term concessions benefiting the borrowers have been made are generally designated as impaired. The application of the acquisition method of accounting due to the acquisitions of our banking operations in 2010, 2011 and 2012 resulted in all acquired loans, impaired as well as non-impaired loans, being recorded in the financial statements at their fair value at the date of acquisition, and the historical allowance for loan loss associated with these loans by the predecessor institutions was eliminated. The fair value of loans is determined by the net present value of the expected cash flows, taking into consideration the credit quality and expectations of credit losses. The majority of acquired loans were classified as purchased credit impaired loans and were accounted for in pools of loans with similar risk characteristics.

Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, there were one single-family residential loan and two owner occupied commercial real estate loans which were individually evaluated for impairment totaling approximately $4.9 million as of December 31, 2012. The allowance for loan losses for one of the owner occupied commercial real estate loans was less than $0.1 million during the twelve months ended December 31, 2012. No allowance for loan losses were recorded for the other two loans that were individually evaluated loans as of December 31, 2012. Two single-family residential loans totaling $0.8 million were individually evaluated as of December 31, 2011. No allowance for loan losses was recorded for such loans as of December 31, 2011.

As discussed in the preceding section “Allowance and Provision for Loan Losses”, based upon the most recent estimates of pool expected cash flows, impairment of purchased credit impaired loans of approximately $13.5 million was identified during 2012.

Due to the pool method of accounting for purchased credit impaired loans, non-performing PCI loans are reported as 90 days past due and still accruing/accreting. Going forward, additional acquired loans not classified as purchased credit impaired and loans originated by us may become impaired and will be classified as such. Impaired loans also include loans which were not classified as non-accrual, but otherwise meet the criteria for classification as an impaired loan (i.e., loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). In our evaluation of the adequacy of the allowance for loan losses, we consider (1) purchased credit impaired loans and loans classified as impaired, (2) our historical portfolio loss experience and trends and (3) certain other quantitative and qualitative factors.

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

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Total non-accrual loans	$2,792	$11,188	$13,980	$2,589	$3,286	$5,875
Accruing/accreting loans delinquent 90 days or more	73,453	279,247	352,700	121,579	255,054	376,633

Total non-performing loans	$76,245	$290,435	$366,680	$124,168	$258,340	$382,508
Non-accrual investment securities	—	323	323	—	310	310
Repossessed personal property (primarily indirect auto loans)	—	268	268	—	228	228
Other real estate owned	35,935	118,332	154,267	46,550	122,231	168,781
Other assets	—	—	—	—	2,398	2,398

Total non-performing assets	$112,180	$409,358	$521,538	$170,718	$383,507	$554,225

Allowance for loan losses	$16,857	$38,039	$54,896	$11,809	$22,940	$34,749
Non-performing assets as a percent of total assets	1.54%	5.61%	7.15%	2.59%	5.82%	8.41%
Non-performing loans as a percent of total loans	1.63%	6.19%	7.82%	2.89%	6.00%	8.89%
Allowance for loan losses as a percent of non-performing loans	22.11%	13.10%	14.97%	9.51%	8.88%	9.08%
Allowance for loan losses as a percent of non-PCI loans			0.77%			0.85%

Investment Securities

Investment securities represent a significant portion of our assets. We invest in a variety of securities, including obligations of the U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of states or political subdivisions, privately issued mortgage-backed securities, bank eligible corporate obligations, mutual funds and limited types of equity securities.

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

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following table sets forth our investment securities (including trading, available for sale and held to maturity securities) as of December 31, 2012:

(Dollars in thousands)	Book Value	Fair Value	Percent of Total Portfolio	Yield	Effective Duration (years)
Security Type
U.S. Government agencies	$7,913	$8,015	0.8%	2.07%	5.96
States and political subdivisions
Tax exempt	16,019	17,215	1.7%	3.82%	4.64
Taxable	509	573	0.1%	5.42%	5.43
Marketable equity securities	2,731	2,719	0.3%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	959,863	973,853	96.7%	1.53%	3.11
Industrial revenue bond	3,750	3,800	0.4%	2.11%	0.24
Corporate bond	26	26	0.0%	0.00%	12.68
Trust preferred securities	250	246	0.0%	7.95%	10.29
Collateralized debt obligations	505	297	0.0%	0.00%	NA

Total	$991,566	$1,006,744	100.0%	1.58%	3.15

Contractual maturities of investment securities at December 31, 2012 and December 31, 2011 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
As of December 31, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Government agencies	$—	—	$—	—	$—	—	$8,015	2.07%	$—
States and political subdivisions—tax-exempt	978	1.59%	1,823	2.88%	8,267	3.72%	6,147	4.59%	—
States and political subdivisions—taxable	—	—	—	—	—	—	573	5.42%	—
Marketable equity securities	—	—	—	—	—	—	—	—	2,719
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	973,853
Industrial revenue bond	—	—	—	—	—	—	3,800	2.11%	—
Corporate bonds	—	—	—	—	—	—	26	0.00%	—
Trust preferred securities	—	—	—	—	—	—	246	7.95%	—
Collateralized debt obligations	—	—	—	—	—	—	297	0.00%	—

Total	$978	1.59%	$1,823	2.88%	$8,267	3.72%	$19,104	3.03%	$976,572

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
As of December 31, 2011	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
States and political subdivisions—tax-exempt	$698	2.72%	$3,222	1.65%	$7,229	3.56%	$23,096	4.73%	$—
States and political subdivisions—taxable	—	—	—	—	2,715	4.61%	4,987	5.19%	—
Marketable equity securities	—	—	—	—	—	—	—	—	2,444
Mortgage-backed securities—government issued	—	—	—	—	—	—	—	—	769,905
Mortgage-backed securities—private label	—	—	—	—	—	—	—	—	5,727
Corporate bonds	—	—	—	—	726	9.42%	2,084	3.51%	—
Industrial revenue bond	—	—	—	—	—	—	3,750	2.11%	—
Collateralized debt obligations	—	—	—	—	—	—	328	0.00%	—

Total	$698	2.72%	$3,222	1.65%	$10,670	4.24%	$34,245	4.39%	$778,076

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair value for the major categories of our investment portfolio (including available for sale and held to maturity securities) for each reported period:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2012:	Cost	Gains	Losses	Value
Available for Sale
U.S. Government agencies	$7,913	$102	$—	$8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

	$991,566	$16,460	$1,282	$1,006,744

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2011:	Cost	Gains	Losses	Value
Available for Sale
States and political subdivisions—tax exempt	$31,552	$2,694	$1	$34,245
States and political subdivisions—taxable	7,216	486	—	7,702
Marketable equity securities	1,796	11	—	1,807
Mortgage-backed securities—residential issued by government sponsored entities	759,565	11,089	749	769,905
Mortgage backed securities – residential private label	5,799	57	129	5,727
Industrial revenue bond	3,750	—	—	3,750
Corporate bonds	2,934	—	124	2,810
Collateralized debt obligations	555	32	259	328

	$813,167	$14,369	$1,262	$826,274

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amount and estimated fair value of such security.

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

Based on this analysis, as of December 31, 2012, the estimated fair value of the CDO improved by approximately $50,000 during the period. In addition, the credit loss potential of the CDO improved. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

The table below presents a rollforward of the OTTI credit losses recognized in earnings for the years ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$616	$—	$—
Additions/subtractions:
Credit losses recognized during the period	44	616	—

Ending balance	$660	$616	$—

Deposits

Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. During the twelve months ended December 31, 2012, we continued to emphasize growth in “core deposits,” which we define as demand deposit accounts, savings and money market accounts, in order to reduce the reliance on certificates of deposit that characterized certain of our acquired banks under their historic business models. During the twelve months ended December 31, 2012, we grew core deposits by $866.4 million and allowed certificates of deposit to be reduced by $118.7 million as certain high-cost and brokered certificates of deposit matured and were not replaced. The contractual rate on deposits declined from 0.89% as of December 31, 2011 to 0.66% as of December 31, 2012. The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of the end of the period:

	As of December 31, 2012			As of December 31, 2011			Sequential Change
(Dollars in thousands)	Balance	Percent of Total	Weighted Average Contractual Rate	Balance	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand deposit accounts	$895,274	15%	0.00%	$683,258	13%	0.00%	$212,016	31%
Negotiable order of withdrawal accounts	1,288,742	22%	0.22%	1,087,760	21%	0.29%	200,982	19%
Savings	492,187	9%	0.30%	296,355	6%	0.39%	195,832	66%
Money market	1,125,967	19%	0.32%	868,375	17%	0.60%	257,592	30%

Total core deposits	$3,802,170	65%	0.21%	$2,935,748	57%	0.34%	$866,422	30%

Customer time deposits	2,002,936	34%	1.46%	2,161,313	42%	1.65%	(158,377)	(7)%
Wholesale time deposits	67,762	1%	2.45%	28,123	1%	2.11%	39,639	141%

Total time deposits	$2,070,698	35%	1.49%	$2,189,436	43%	1.66%	$(118,738)	(5)%

Total deposits	$5,872,868	100%	0.66%	$5,125,184	100%	0.89%	$747,684	15%

	As of December 31, 2011			As of December 31, 2010			Sequential Change
(Dollars in thousands)	Balance	Percent of Total	Weighted Average Contractual Rate	Balance	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest demand deposit accounts	$683,258	13%	0.00%	$295,713	13%	0.00%	$387,545	131%
Interest-bearing demand deposit accounts	1,087,760	21%	0.29%	243,672	11%	0.31%	844,088	346%
Savings	296,355	6%	0.39%	94,422	4%	0.60%	201,933	214%
Money market	868,375	17%	0.60%	272,780	12%	0.80%	595,595	218%

Total core deposits	$2,935,748	57%	0.34%	$906,587	40%	0.39%	$2,029,161	224%

Customer time deposits	2,161,313	42%	1.65%	1,339,625	59%	1.75%	821,687	61%
Wholesale time deposits	28,123	1%	2.11%	13,885	1%	2.65%	14,238	103%

Total time deposits	$2,189,436	43%	1.66%	$1,353,510	60%	1.76%	$835,926	62%

Total deposits	$5,125,184	100%	0.89%	$2,260,097	100%	1.20%	$2,865,087	127%

A significant portion of core deposit growth resulted from inflows into savings and money market accounts, and some of this activity reflects price-sensitive customers shifting out of certificates of deposit due to low prevailing market rates. To reduce the amount of new price-sensitive deposits we may attract, we have also lowered money market and savings rates in a targeted fashion.

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

	Year Ended December 31, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$772,404	0.00%	$502,732	0.00%
Interest-bearing deposits
Negotiable order of withdrawal accounts	1,110,878	0.26%	614,627	0.41%
Money market	945,432	0.42%	595,910	0.67%
Savings deposit	384,104	0.31%	203,031	0.46%
Time deposits(1)	2,039,301	1.05%	2,032,034	1.05%

Total	$5,252,119	0.56%	$3,948,334	0.73%

(1)

The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth the growth in our core deposits for the periods indicated segmented by account type, excluding the initial increase in deposits resulting from the acquisitions of Capital Bank Corp., Green Bankshares and Southern Community Financial:

	Year ended December 31, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Increase in Deposits	Number of New Accounts	Increase in Deposits	Number of New Accounts
Non-interest-bearing demand deposit accounts	$64,016	17,941	$69,677	13,102
Interest-bearing demand deposit accounts	7,982	15,053	23,244	13,010
Savings	173,832	16,754	62,483	10,298
Money market	13,592	1,285	178,670	1,767

Total Core Deposits	$259,422	51,033	$334,074	38,177

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

	December 31, 2012
(Dollars in thousands)	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
Months to maturity:
Three or less	$128,312	$164,423	$292,735
Over Three to Six	108,921	171,173	280,094
Over Six to Twelve	253,776	288,684	542,460
Over Twelve	477,213	478,196	955,409

Total	$968,222	$1,102,476	$2,070,698

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

As of December 31, 2012 and December 31, 2011, we had a 13.76% and 13.16% tangible common equity ratio, respectively. We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides reconciliations of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in millions)	As of December 31, 2012	As of December 31, 2011
Shareholders’ equity	$1,156	$991
Less: Preferred stock	—	—
Less: Goodwill and other intangible assets, net	(176)	(143)

Tangible common shareholders’ equity	$980	$848

Total assets	$7,296	$6,586
Less: Goodwill and other intangible assets, net	(176)	(143)

Tangible assets	$7,120	$6,443

Tangible common equity ratio	13.76%	13.16%

The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements). As of December 31, 2012, we had a Tier 1 leverage ratio of 13.5%, which provides us with $244.5 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $385.2 million in excess capital relative to our longer-term target of 8%. As of December 31, 2012, we had cash and securities equal to 23.9% of total assets, representing $647.3 million of excess liquidity in excess of our target of 15%. As of December 31, 2012, Capital Bank, N.A. had a 11.7% Tier 1 leverage ratio, a 17.1% Tier 1 risk-based ratio and an 18.3% total risk-based capital ratio.

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

The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of December 31, 2012 and December 31, 2011 are presented in the following tables.

	Well Capitalized Requirement		Adequately Capitalized Requirement		December 31, 2012 Actual	December 31, 2011 Actual
Tier 1 Capital (to Average Assets):
CBF Consolidated		NA	≥	4.0%	13.5%	12.6%
Capital Bank, N.A. (formerly NAFH National Bank)	≥	5.0%	≥	4.0%	11.7%	10.4%
Tier 1 Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	4.0%	19.7%	19.3%
Capital Bank, N.A. (formerly NAFH National Bank)	≥	6.0%	≥	4.0%	17.1%	15.8%
Total Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	8.0%	20.9%	20.2%
Capital Bank, N.A. (formerly NAFH National Bank)	≥	10.0%	≥	8.0%	18.3%	16.7%

(Dollars in millions)	December 31, 2012	December 31, 2011	December 31, 2010
CBF Consolidated:
Tier 1 Capital	$948	$803	$838
Tier 1 Leverage Ratio	13.5%	12.6%	24.3%
Tier 1 Risk-Based Capital Ratio	19.7%	19.3%	41.8%
Total Risk-Based Ratio	20.9%	20.2%	41.9%
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$244	$163	$493
vs. 8% target	385	291	562
Capital Bank, N.A.:
Tier 1 Capital	$821	$651	$146
Tier 1 Leverage Ratio	11.7%	10.4%	12.1%
Tier 1 Risk-Based Capital Ratio	17.1%	15.8%	17.1%
Total Risk-Based Ratio	18.3%	16.7%	17.1%
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$118	$25	$25
vs. 8% target	258	150	49

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

Our liquidity needs are met primarily by our cash position, growth in core deposits, cash flow from our amortizing investment and loan portfolios (including scheduled payments, prepayments, and maturities from portfolios of loans and investment securities) and reimbursements under the loss sharing agreements with the FDIC. Our ability to borrow funds from non-deposit sources provides additional flexibility in meeting our liquidity needs. Short-term borrowings include federal funds purchased, securities sold under repurchase agreements and brokered deposits. We also utilize longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost effective options for funding asset growth and satisfying capital needs. Our long-term borrowings include structured repurchase agreements and subordinated notes underlying our trust preferred securities.

As of December 31, 2012 and December 31, 2011, cash and liquid securities totaled 23.9%, and 23.3% of assets, respectively, providing us with excess liquidity relative to our planning target, and the ratio of wholesale to total funding was 6.4% and 11.6% respectively, below our planning target. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the subsidiary bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral. At December 31, 2012 and December 31, 2011, there were $1.5 million and $206.5 million in advances outstanding, with carrying amounts of $1.5 million and $221.0 million, respectively. In addition, we had $25.5 million and $25.2 million in letters of credit outstanding as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and December 31, 2011, collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $296.4 million and $106.6 million, respectively.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and short-term and long-term FHLB advances:

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011
Securities sold to customers under agreements to repurchase:
Balance:
Average daily outstanding	$48,967	$51,127
Outstanding at year-end	41,508	54,533
Maximum month-end outstanding	60,990	67,286
Rate:
Weighted average	0.1%	0.1%
Weighted average interest rate	0.1%	0.1%
Treasury, tax and loan note option:
Balance:
Average daily outstanding	$—	$1,190
Outstanding at year-end	—	—
Maximum month-end outstanding	—	1,700
Rate:
Weighted average	NA	0.0%
Weighted average interest rate	NA	NA
Securities sold to financial institution under agreements to repurchase:
Balance:
Average daily outstanding	$—	$658
Outstanding at year-end	—	—
Maximum month-end outstanding	—	—
Rate:
Weighted average	NA	2.5%
Weighted average interest rate	NA	NA %
Advances from the Federal Home Loan Bank:
Balance:
Average daily outstanding	$64,891	$259,807
Outstanding at year-end	1,460	221,018
Maximum month-end outstanding	215,581	280,151
Rate:
Weighted average	1.4%	1.0%
Weighted average interest rate	0.3%	1.0%

As of December 31, 2012 and December 31, 2011, our holding company had cash of approximately $125.4 million and $142.0 million, respectively. This cash is available for providing capital support to our subsidiary banks and for other general corporate purposes, including potential future acquisitions.

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

(Dollars in thousands, except per share amounts)	As of December 31, 2012	As of December 31, 2011
Total shareholders’ equity	$1,156,031	$990,910
Less: Noncontrolling interest	—	(74,505)
Less: CBF Corp. proportional share of goodwill(1)	(147,863)	(105,526)
Less: CBF Corp. proportional share of core deposit intangibles, net of taxes(1)	(17,491)	(14,841)

Tangible Book Value	$990,677	$796,038
Book Value Per Share	$20.70	$19.86
Tangible Book Value Per Share	$17.74	$17.25

(1)

Proportional share is calculated based upon 100.0% ownership of Capital Bank as of December 31, 2012. Proportional share is calculated based upon 94.5% ownership of TIB Financial, 82.7% ownership of Capital Bank Corp., 90.0% ownership of Green Bankshares and 19.1% ownership of Capital Bank as of December 31, 2011.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations at December 31, 2012 are summarized in the table that follows.

	Amount of Commitment Expiration Per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements:
Commitments to extend credit	$736,851	$257,110	$77,878	$137,865	$263,998
Standby letters of credit	30,481	29,130	934	417	—

Total	$767,332	$286,240	$78,812	$138,282	$263,998

Contractual obligations:
Time deposits	$2,070,698	$1,115,152	$574,113	$356,781	$24,652
Operating lease obligations	82,273	8,645	15,359	12,809	45,460
Capital lease obligations	19,068	631	1,308	1,371	15,758
Purchase obligations	62,844	11,837	24,750	26,257	—
FHLB advances	1,460	—	—	867	593
Long-term debt	180,430	—	—	43,434	136,996

Total	$2,416,773	$1,136,265	$615,530	$441,519	$223,459

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. The total amount committed under these financial instruments was $767.3 million and $570.3 million as of December 31, 2012 and December 31, 2011, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have liquid assets including cash and investment securities along with available borrowing capacity from various sources as discussed below.

Our exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We use the same credit policies in making commitments to extend credit and generally use the same credit policies for letters of credit as for on-balance sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Unused commercial lines of credit, which comprise a substantial portion of these commitments, generally expire within a year from their date of origination. Other loan commitments generally expire in 30 days. The amount of collateral obtained, if any, by us upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include security interests in business assets, mortgages on commercial and residential real estate, deposit accounts with Capital Bank, NA or other financial institutions, and securities.

Standby and performance letters of credit are conditional commitments issued by us to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing such letters of credit is essentially the same as that involved in extending loans to customers. We generally hold collateral and/or obtain personal guarantees supporting these commitments.

We are obligated under operating leases for office and banking premises which expire in periods varying from one to 24 years. Future minimum lease payments, before considering renewal options that we have in many cases, totaled $82.3 million and $58.4 million at December 31, 2012 and December 31, 2011, respectively.

Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by us under long-term contractual relationships and based upon estimated utilization.

Long-term debt includes subordinated debentures with notional amounts of $196.9 million and $152.4 million and carrying values totaling $126.1 million and $84.9 million at December 31, 2012 and December 31, 2011, respectively. Structured repurchase agreements with notional amounts of $50.0 million and carrying values of $54.4 million and $55.2 million are included at December 31, 2012 and December 31, 2011, respectively.

The Bank has invested in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged. FHLB advances totaled $1.5 million at December 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Based upon the current interest rate environment, as of December 31, 2012, our sensitivity to interest rate risk was as follows:

(Dollars in millions)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$36.8	14.60%	$177.2	13.18%
200	23.8	9.44%	130.5	9.70%
100	11.7	4.65%	72.2	5.41%
—	—	0.00%	—	0.00%
-100	(9.9)	(3.92)%	(82.4)	(6.13)%
-200	(10.3)	(4.09)%	(124.7)	(9.27)%
-300	(10.3)	(4.09)%	(115.1)	(8.56)%

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of December 31, 2012, we were in compliance with all of the limits and policies established by management.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent registered public accounting firm thereon included on the following pages are incorporated herein by reference.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Capital Bank Financial Corp.

In our opinion, based on our audits and the report of other auditors with respect to the 2010 financial statements, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Capital Bank Financial Corp. and its subsidiary at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of TIB Financial Corp., a then 98.7% owned subsidiary, as of and for the three months ending December 31, 2010, which statements reflect total net interest income after provision for loan losses of $12,030,000 and net income of $560,000 for the three months then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for TIB Financial Corp. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 25, 2013

Capital Bank Financial Corp.

Consolidated Balance Sheets

December 31,

(Dollars and shares in thousands, except per share data)	2012	2011
Assets
Cash and due from banks	$142,361	$87,637
Interest-bearing deposits with banks	592,375	611,137
Federal funds sold	138	11,189

Total cash and cash equivalents	734,874	709,963

Trading securities	—	637
Investment securities available-for-sale (amortized cost $991,566 and $813,167 at December 31, 2012 and 2011, respectively)	1,006,744	826,274
Loans held for sale	11,276	20,746
Loans, net of deferred loan costs and fees	4,679,290	4,281,717
Less: allowance for loan losses	54,896	34,749

Loans, net	4,624,394	4,246,968

Other real estate owned	154,267	168,781
Receivable from FDIC	8,486	13,315
Indemnification asset	49,417	66,282
Premises and equipment, net	198,457	159,730
Goodwill	147,863	115,960
Intangible assets, net	28,636	26,692
Deferred income tax asset, net	198,424	140,047
Accrued interest receivable and other assets	132,875	90,985

Total assets	$7,295,713	$6,586,380

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing demand	$895,274	$683,258
Time deposits	2,070,698	2,189,436
Money market	1,125,967	868,375
Savings	492,187	296,355
Negotiable order of withdrawal accounts	1,288,742	1,087,760

Total deposits	5,872,868	5,125,184

Federal Home Loan Bank advances	1,460	221,018
Short-term borrowings	41,508	54,533
Long-term borrowings	180,430	140,101
Accrued interest payable and other liabilities	43,416	54,634

Total liabilities	6,139,682	5,595,470

Commitments and Contingencies (see note 1)
Shareholders’ Equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 33,025 and 20,028 shares issued and outstanding	330	200
Common stock-Class B $0.01 par value: 200,000 shares authorized, 22,821 and 26,122 shares issued and outstanding	228	261
Additional paid in capital	1,076,797	890,627
Retained earnings	69,329	18,150
Accumulated other comprehensive income	9,347	7,167
Noncontrolling interest	—	74,505

Total shareholders’ equity	1,156,031	990,910

Total liabilities and shareholders’ equity	$7,295,713	$6,586,380

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Income

Years Ended December 31,

(Dollars in thousands, except per share amounts)	2012	2011	2010
Interest and dividend income
Loans, including fees	$271,314	$205,185	$36,429
Investment securities:
Taxable interest income	17,704	18,203	2,640
Tax-exempt interest income	835	1,311	73
Dividends	65	126	—
Interest-bearing deposits in other banks	828	2,320	3,462
Federal Home Loan Bank stock	1,830	758	141
Federal funds sold	18	9	—

Total interest and dividend income	292,594	227,912	42,745
Interest expense
Deposits	29,509	28,704	4,656
Long-term borrowings	8,594	5,236	458
Federal Home Loan Bank advances	885	2,562	931
Borrowings	68	90	189

Total interest expense	39,056	36,592	6,234
Net interest income	253,538	191,320	36,511

Provision for loan losses	22,125	38,396	753
Net interest income after provision for loan losses	231,413	152,924	35,758

Noninterest income
Service charges on deposit accounts	24,011	13,385	1,992
Fees on mortgage loans originated and sold	5,994	2,791	449
Investment advisory and trust fees	535	1,438	354
FDIC indemnification asset income	1,325	7,627	736
Debit card income	10,516	6,281	382
Legal settlements and insurance recoveries	3,460	—	—
Other income	8,377	4,551	527
Bargain purchase gain	—	—	15,175
Investment securities gains, net	8,619	5,354	—
Other-than-temporary impairment losses on investments:
Gross impairment loss	(44)	(953)	—
Less: Impairments recognized in other comprehensive income	—	337	—

Net impairment losses recognized in earnings	(44)	(616)	—

Total noninterest income	62,793	40,811	19,615

Noninterest expense
Salaries and employee benefits	108,994	81,405	17,229
Net occupancy and equipment expense	39,260	26,229	4,088
Foreclosed asset related expense	28,228	12,776	701
Conversion and merger related expense	7,543	7,620	1,991
Professional fees	12,937	9,287	11,025
Loan workout expense	7,508	3,095	696
Losses (gains) on extinguishment of debt	3,267	(416)	—
Legal settlement expenses	2,752	—	—
Impairment of intangible assets	202	2,872	—
Computer services	9,700	6,525	2,098
FDIC assessments	6,716	5,914	2,097
Telecommunication expenses	5,642	3,264	541
Other expenses	27,022	23,208	3,911

Total noninterest expense	259,771	181,779	44,377

Income before income taxes	34,435	11,956	10,996
Income tax expense (benefit)	(21,278)	4,434	(1,041)

Net income before attribution of noncontrolling interests	55,713	7,522	12,037
Net income attributable to noncontrolling interests	4,534	1,310	7

Net income attributable to Capital Bank Financial Corp.	$51,179	$6,212	$12,030

Basic income per share	$1.07	$0.14	$0.31

Diluted income per share	$1.06	$0.14	$0.31

The accompanying notes are an integral part of these financial statements.

CAPITAL BANK FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

(Dollars in thousands)	2012	2011	2010
Net income	$55,713	$7,522	$12,037
Other comprehensive income before tax:
Unrealized holding gains (losses) on available for sale securities	10,520	22,399	(4,115)
Less: Reclassification adjustments for gains recognized in income	(8,448)	(4,766)	—

Other comprehensive income, before tax	2,072	17,633	(4,115)
Tax effect	(779)	(6,729)	1,327

Other comprehensive income, net of tax	1,293	10,904	(2,788)

Comprehensive income	$57,006	$18,426	$9,249
Less: Comprehensive income (loss) attributable to noncontrolling interest	4,895	2,288	(22)

Comprehensive income attributable to Capital Bank Financial Corp.	$52,111	$16,138	$9,271

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31,

(Dollars and shares in thousands)	Shares Common Stock Class A	Class A Stock	Shares Common Stock Class B	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2009	19,181	$192	8,726	$87	$526,133	$(92)	$—	$—	$526,320
Net income	—	—	—	—	—	12,030	—	7	12,037
Other comprehensive loss, net of tax benefit of $1,327	—	—	—	—	—	—	(2,759)	(29)	(2,788)
Issuance of common stock	2,203	22	15,010	150	339,540	—	—	—	339,712
Origination of noncontrolling interest	—	—	—	—	—	—	—	5,955	5,955

Balance, December 31, 2010	21,384	$214	23,736	$237	$865,673	$11,938	$(2,759)	$5,933	$881,236

Net income						6,212		1,310	7,522
Other comprehensive income, net of tax expense of $6,729	—	—	—	—	—	—	9,926	978	10,904
Conversion of shares	(2,386)	(24)	2,386	24	—	—	—	—	—
Restricted stock grants	1,030	10	—	—	(10)	—	—	—	—
Stock based compensation	—	—	—	—	9,090	—	—	—	9,090
Origination of noncontrolling interest	—	—	—	—	—	—	—	70,599	70,599
Merger of TIB Bank, Capital Bank and GreenBank into Capital Bank, NA	—	—	—	—	1,577	—	—	(1,577)	—
Rights offerings of subsidiaries	—	—	—	—	14,297	—	—	(2,738)	11,559

Balance, December 31, 2011	20,028	$200	26,122	$261	$890,627	$18,150	$7,167	$74,505	$990,910

Net income	—	—	—	—	—	51,179	—	4,534	55,713
Other comprehensive income, net of tax expense of $779	—	—	—	—	—	—	932	361	1,293
Restricted stock grants	306	3	—	—	(3)	—	—	—	—
Stock based compensation and related tax effect	—	—	—	—	18,740	—	—	13	18,753
Issuance of shares for noncontrolling interest and merger	3,706	37	—	—	78,093	—	1,248	(79,413)	(35)
Initial public offering	5,684	57	—	—	89,340	—	—	—	89,397
Conversion of shares	3,301	33	(3,301)	(33)	—	—	—	—	—

Balance, December 31, 2012	33,025	$330	22,821	$228	$1,076,797	$69,329	$9,347	$—	$1,156,031

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Cash Flows

Years Ended December 31,

(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities
Net income	$55,713	$7,522	$12,037
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of acquired loans	(194,817)	(167,268)	(30,480)
Depreciation and amortization	17,658	4,226	(244)
Provision for loan losses	22,125	38,396	753
Deferred income tax	(15,675)	(9,920)	(159)
Net amortization of investment securities premium/discount	12,569	7,756	1,931
Other than temporary impairment of investment securities	44	616	—
Net realized gains on sales of investment securities	(8,619)	(5,354)	—
Stock-based compensation expense	18,753	9,090	—
Gain on sales of OREO	(3,801)	(1,704)	—
OREO valuation adjustments	22,498	7,781	—
Other	(1,083)	887	(217)
Loss (gain) on extinguishment of debt	3,267	(416)	—
Bargain purchase gain	—	—	(15,175)
Mortgage loans originated for sale	(208,087)	(134,575)	(22,194)
Proceeds from sales of mortgage loans originated for sale	223,551	128,926	18,493
Fees on mortgage loans sold	(5,994)	(2,791)	—
Impairment of intangible asset	202	2,872	—
FDIC indemnification asset income	(1,325)	(7,627)	(736)
Loss on sale/disposal of premises and equipment	89	(30)	—
Proceeds from FDIC loss share agreements	27,030	77,372	—
Change in accrued interest receivable and other assets	(10,349)	38,707	1,336
Change in accrued interest payable and other liabilities	(28,976)	(3,857)	(7,090)

Net cash used in operating activities	(75,227)	(9,391)	(41,745)

Cash flows from investing activities
Purchases of investment securities	(919,444)	(656,598)	(211,775)
Sales of investment securities	340,026	325,555	22,204
Repayments of principal and maturities of investment securities available for sale	586,937	389,868	87,173
Net sales of FHLB and Federal Reserve stock	4,749	4,472	(2,849)
Net cash acquired through acquisition of TIBB	—	—	54,665
Net cash used in acquisition of FNB	—	—	(29,751)
Net cash acquired through acquisition of Metro Bank	—	—	75,076
Net cash acquired through acquisition of Turnberry	—	—	57,279
Net cash acquired through acquisition of CBKN	—	27,955	—
Net cash acquired through acquisition of GRNB	—	326,456	—
Net cash acquired through acquisition of SCMF	156,942	—	—
Purchase of trademark	(100)	—	—
Net (increase) decrease in loans	484,887	(21,340)	54,338
Purchases of premises and equipment	(13,994)	(25,244)	(1,277)
Proceeds from sale of premises and equipment	(26)	110	—
Proceeds from sales of OREO	99,704	83,361	12,253

Net cash provided by investing activities	739,681	454,595	117,336

Cash flows from financing activities
Net increase in demand, money market and savings accounts	257,010	242,663	31,062
Net decrease in time deposits	(603,240)	(601,093)	(58,741)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(25,533)	(23,322)	4,430
Net decrease in long-term repurchase agreements	(60,000)	—	(10,000)
Net decrease in short term FHLB advances	—	(30,000)	—
Repayments of long term FHLB advances	(297,142)	(221,973)	(21,840)
Proceeds from initial public offering	89,397	—	—
Net proceeds from issuance of common shares	—	—	339,712
Cash paid for non-controlling interest	(35)	—	—
Net proceeds from common stock rights offerings of subsidiaries	—	11,559	—

Net cash provided by (used in) financing activities	(639,543)	(622,166)	284,623

Net increase (decrease) in cash and cash equivalents	24,911	(176,962)	360,214
Cash and cash equivalents at beginning of period	709,963	886,925	526,711

Cash and cash equivalents at end of period	$734,874	$709,963	$886,925

Supplemental disclosures of cash:
Interest paid	$44,427	$56,537	$7,387
Cash collections of contractual interest on acquired impaired loans	167,907	132,800	29,880
Income taxes paid	16,781	10,086	500
Supplemental disclosures of noncash transactions:
OREO acquired through loan transfers and acquisitions	$104,913	$104,279	$20,009
Transfer of OREO to premises and equipment	1,026	—	—
Transfer of financed portion of premises and equipment sold	930	—	—
Net acquisition of non-cash (liabilities)	(156,942)	(283,812)	(138,596)
Non-cash portion of acquired premises and equipment	2,717	—	—
Elimination of noncontrolling interest	79,413	—	—

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

Capital Bank Financial Corp (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in Delaware and headquartered in Florida whose business is conducted primarily through Capital Bank, National Association (“Capital Bank, NA” or the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. CBF had a total of 164 full service banking offices located in Florida, North Carolina, South Carolina, Tennessee and Virginia.

In September 2012, TIB Financial Corp. (“TIBB”), Green Bankshares Inc. (“GRNB”) and Capital Bank Corporation (“CBKN”), majority owned subsidiaries of the Company, merged with and into Capital Bank Financial Corp. with CBF continuing as the surviving corporation (the “Reorganization”). Upon completion of the Reorganization, the outstanding common shares held by the minority shareholders were converted into an aggregate of 3,709 shares of CBF’s Class A common stock.

The Reorganization was accounted for as a merger with CBF as the accounting acquirer (which is the surviving entity for legal purposes). As this was a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the Reorganization was accounted for as an equity transaction in accordance with ASC 810, Consolidation, as the acquisition of a noncontrolling interest. As a result, there was no adjustment to CBF’s historical cost carrying amounts of assets and liabilities reflected in the accompanying balance sheet.

On October 1, 2012, the Company completed its acquisition of Southern Community Financial Corporation, a publicly held bank holding company headquartered in Winston Salem, North Carolina. See Note 2 – Business Combinations, for further information regarding this acquisition.

The Company’s accounting and reporting policies conform to U.S. GAAP and conform to general practices within the banking industry. The following is a summary of the more significant of these policies.

Operating Segments

While the chief operating decision-makers monitor the revenue streams of the various products and services, the financial service operations are considered by management to be one reportable segment. Operations are managed and financial performance is evaluated on a Company-wide basis.

Use of Estimates and Assumptions

To prepare financial statements in conformity with U. S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as presented in the financial statements. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, including estimates of expected cash flows for impaired loans, determination of fair value, determination of impairment of financial instruments, goodwill and intangible assets and the determination of deferred income tax assets and liabilities. Changes in assumptions or in market conditions could significantly affect the fair value estimates. Due to the acquisition discussed in Note 2—Business Combinations, the measurement of assets acquired and liabilities assumed at their estimated fair values represent material estimates which may be subject to change during the measurement period, if additional information available at acquisition date is identified that would materially impact the fair value measurement.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash on hand and highly-liquid items with an original maturity of three months or less including amounts due from banks, federal funds sold, and interest-bearing deposits at the FHLB and the Federal Reserve Bank of Atlanta (“FRB”). Within the investing activities section of the consolidated statement of cash flows, customer loan and deposit transactions and short term borrowings are reported on a net basis.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Marketable Equity Trading Securities

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Those purchased with the intention of recognizing short-term profits are classified as and included in trading securities on our balance sheet. Both realized and unrealized gains and losses on trading securities are included in noninterest income.

Investment Securities and Other than Temporary Impairment

Investment securities which may be sold prior to maturity are classified as Available for Sale and are carried at fair value, with unrealized gains and losses reported in Other Comprehensive Income. Other securities such as Federal Home Loan Bank stock are carried at cost and are included in Other Assets on the balance sheets. Investment securities where the Company has both the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are realized on the trade date and determined using the specific identification method based on the amortized cost of the security sold.

Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security. Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI under accounting guidance, management considers many factors, including but not limited to: (1) the financial condition and near-term prospects of the issuer, (2) whether the market decline was affected by macroeconomic conditions, and (3) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. When OTTI is determined to have occurred, the amount of the impairment recognized in earnings depends on whether management intends to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If management intends to sell or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the impairment is required to be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If management does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the credit worthiness of the issuer is analyzed to determine if there is a credit component of the unrealized loss that would require recognition in earnings. Impairment identified through this analysis is separated into the amount representing the credit loss and the amount related to all other factors (i.e., changes in market interest rates, liquidity premiums, etc.). The amount of impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the impairment related to other factors is recognized in Other Comprehensive Income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. Future declines in the fair value of securities may result in impairment charges which may be material to the financial condition and results of operations of the Company.

Purchased Credit-Impaired Loans

When it is probable that the Company will not collect all contractual cash flows associated with acquired loans, unless specifically exempt, acquired loans are accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. Any Allowance for Loan Losses (“the Allowance”) previously associated with these loans does not carry over to the Company and is eliminated in the purchase accounting adjustments. The fair value of the PCI loans is then assigned based on the present value of estimated future cash flows including prepayments but exclusive of any loss-sharing arrangements.

The excess of the gross cash flows expected to be collected over the present value the cash flows at the acquisition date (i.e., the accretable yield) is accreted into income over the estimated remaining term of the PCI loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual as the accretable yield is reported as interest income. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

For further discussion of the Company’s acquisitions and loan accounting, see Notes 2 and 5 to the consolidated financial statements, respectively.

Originated Loans and Acquired Non-PCI Loans

Originated loans that management has the intent and ability to hold are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Acquired non-PCI loans are initially reported at their acquisition date fair value. Subsequently, acquired non-PCI loans are reported net of amortization or accretion of any applicable acquisition discount or premium and an allowance for loan losses. Interest income on originated and non-PCI acquired loans is reported on the interest method and includes amortization of net deferred loan fees, costs and any applicable acquisition discount or premium over the loan term. If the collectability of interest appears doubtful, the loan is classified as nonaccrual.

Nonaccrual Loans

The majority of loans are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Certain loans past due 90 days or more may remain on accrual status if management determines that it does not have concern over the collectability of principal and interest.

Generally, when loans are placed on nonaccrual status, accrued and unpaid interest receivable is reversed against interest income in the current period. Interest payments received thereafter are generally applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans are generally removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest. The Company’s policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by bank regulatory authorities.

FDIC Indemnification Asset

Pursuant to purchase and assumption agreements with the FDIC, the Bank has entered into loss share agreements in which the FDIC will reimburse the Company for certain amounts related to certain acquired loans and other real estate owned should the Company experience a loss. An indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The indemnification asset on the acquisition date reflects the present value of future cash flows expected to be received from the FDIC using an appropriate discount rate which reflects counterparty credit risk.

Subsequent to initial recognition, the indemnification asset continues to be measured on the same basis as the related indemnified loans and is impacted by changes in estimated cash flows associated with these loans. Deterioration in expected cash flows of the loans, such that expected cash flows from the FDIC exceed the carrying amount of the related indemnification asset, are immediately recorded as an adjustment to the allowance for loan losses and would correspondingly result in an increase in the indemnification asset, with the offset recorded through the consolidated statement of income. Improvements in the cash flows of the loans would result in an adjustment to yield that is accreted into income over the remaining term of the loans and would correspondingly decrease the indemnification asset, with such decrease being amortized into income over a) the remaining term of the loans or b) the life of the shared loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss sharing agreements.

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded until cash is received from the FDIC.

Loans Held for Sale

Certain residential fixed rate mortgage loans originated by the Company are immediately sold to third parties on a servicing released basis. Certain of these sales are subject to temporary recourse provisions. The recourse provisions may require the repurchase of the outstanding balance of loans which default within a limited period of time subsequent to the sale. The recourse periods vary by investor and extend up to seven months subsequent to the sale of the loan. All origination fees are recognized as income at the time of the sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses incurred in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated incurred losses inherent in the portfolio of loans held for investment. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formulaic allowance and the specific allowance for impaired loans.

Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into segments—commercial real estate, commercial, consumer and other. The Company further divides the portfolio segments into classes and subclasses based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk (such as owner occupied commercial real estate which the Company believes risk characteristics and cash flows are a lined with the Commercial class).

The classes and subclasses for the Company are as follows:

Commercial real estate

•	Non-owner occupied commercial real estate

•	Other commercial construction and land

•	Multifamily commercial real estate

•	1-4 family residential construction and land

Commercial

•	Owner occupied commercial real estate

•	Commercial and industrial

Consumer

•	1-4 family residential

•	HELOC

•	Junior lien

•	Other consumer loans

•	Indirect auto

Other

•	Farmland

•	Agriculture

•	All other loans

Other than for purchased credit-impaired loans, the allowance for loan losses is calculated by applying loss factors to outstanding loans. It is the Company’s policy to use loss factors based on historical loss experience which may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The Company has limited historical loss experience on newly originated loans and the historical loss information available relating to the portfolios of acquired loans are considered by management to be irrelevant to newly originated loans due to differences in underwriting criteria and loan type. Accordingly, the Company currently is utilizing loss rates from a peer group of comparable banks based on size, portfolio type and geography in the year ended 2012 and FDIC industry loss rates as the Bank developed relevant historical loss information in the years ended 2011 and 2010, as the basis for determining loss factors to apply to any outstanding loans. The Company derives the loss factors for all segments from pooled loan loss factors. Such pooled loan loss factors (for loans not individually graded) are based on expected net charge off ranges. Loan loss factors, which are used in determining the allowance, are adjusted quarterly primarily based upon the changes in the level of historical net charge offs and parameter updates by management. Management estimates probable incurred losses in the portfolio based on a historical loss look-back period. The look-back period is representative of management’s consideration of relevant historical loss experience.

Furthermore, based on management’s judgment, the Company’s methodology permits adjustments to any loss factor used in the computation of the allowance for significant factors, which affect the collectability of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates based upon the most recent information that has become available. This includes changing the number of periods that are included in the calculation of the loss factors and adjusting qualitative factors to be representative of the current economic cycle impacting the portfolio.

Generally the Company individually evaluates nonaccrual loans with a recorded value greater then $500 for impairment. Residential mortgage and consumer loans are not individually evaluated for impairment unless they become delinquent and exceed $500 in recorded investment or represent troubled debt restructurings. Loans are considered impaired when the individual evaluation of current information regarding the borrower’s financial condition, loan collateral, and cash flows indicates that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer, home equity line, indirect auto and residential mortgage loans, which are evaluated on a pool basis.

Significant risk characteristics considered in estimating the allowance for credit losses include the following:

•	Commercial and agricultural—industry specific economic trends and individual borrower financial condition;

•

Construction and vacant land, farmland and commercial mortgage loans—type of property (i.e., residential, commercial, industrial) and geographic concentrations and risks and individual borrower financial condition; and

•	Residential mortgage, indirect auto and consumer—historical charge-offs and current trends in borrower’s credit, property collateral, and loan characteristics.

Loans are charged off in whole or in part when they are considered to be uncollectible. For commercial and agricultural, construction and vacant land and commercial mortgage loans, they are generally considered uncollectible based on an evaluation of borrower financial condition as well as the value of any collateral. For residential mortgage and consumer loans, this is generally based on past due status as discussed above, as well as an evaluation of borrower creditworthiness and the value of any collateral. Recoveries of amounts previously charged off are recorded as an increase in the allowance for loan losses.

Management made the following enhancements to the methodology during 2012, which did not have a material effect on the allowance:

•

Narrowed historical credit loss experience data to a peer group of similar financial institutions; previously credit loss experience data for all FDIC banks was utilized. This refinement was made to reflect the trends that are occurring in similar financial institutions.

•

Increased historical credit loss look-back period. The Company began extending its look-back period to reflect a trailing five year business cycle by prospectively adding an additional quarter of data until a five year period is included, the Company is currently using two and half years of data.

•

Inclusion of additional qualitative factors. The Company has incorporated the following factors into its qualitative analysis: i) changes in the nature and product mix of the portfolio; ii) credit loan review coverage and associated findings; and iii) macroeconomic collateral value trends.

Premises and Equipment

Land is carried on the balance sheet at its cost. Premises and equipment are reported at cost less accumulated depreciation. For financial reporting purposes, premises and equipment are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. For Federal income tax reporting purposes, depreciation is computed using primarily accelerated methods.

Operating Leases

Rent expense for the Company’s operating leases is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are recorded into expense on a straight line basis over the minimum lease terms. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure or repossession are generally held for sale and are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. If fair value subsequently declines below the initial recorded value, a valuation allowance is recorded through expense so that the asset is reported at the lower of cost or fair value less cost to sell. If fair value subsequently increases, a reduction of any previous valuation allowance is recorded, which is limited to total amount of the valuation allowance. Costs incurred after acquisition are generally expensed.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets (including core deposit base premiums, customer relationship intangibles, and mortgage servicing rights) arising from business purchase combinations are initially recorded at fair value. Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values and tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other intangible assets are considered to

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

be impaired if the undiscounted cash flows from its associated asset group are less than their recorded net book value; if impairment is determined to exist, the asset must be written down to its fair value based upon discounted cash flows in the period in which impairment is determined to exist. Factors considered in the impairment evaluation include but are not limited to fair market value, general market conditions and projections of future operating results.

In addition, after evaluating the Company’s structure and components, it has been determined that the Company consists of one reporting unit.

Loan Commitments and Related Financial Instruments

Loan Commitments and Related Financial instruments include off-balance sheet credit instruments such as commitments to make loans and letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded on the balance sheet when they are funded.

Company Owned Life Insurance

The Company owns life insurance policies on certain current and former directors and employees of its subsidiaries. These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.

Derivative Instruments

The Company has stand-alone derivative financial instruments which it acquired in its’ purchase of Southern Community, primarily in the form of interest rate swaps, foreign exchange contracts, option agreements, and interest rate caps. These transactions involve both credit and market risk.

The Company does not enter into derivative financial instruments for speculative purposes. All derivatives held are not designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income during the period of change. The $28 net cash settlement on these derivatives is included in non-interest income.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. These collateral levels are based on the credit rating of the counterparties.

The Company currently has derivative instrument contracts which are recorded in other assets and other liabilities on the Company’s balance sheet, consisting of the following:

	December 31, 2012		December 31, 2011
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(Amounts in thousands)
Fair Value of Derivatives
IR Swaps associated with certificates of deposits (matures within 28 years)	$70	$25,000	$—	$—
IR cap contracts (matures within 2 years)	—	12,500	—	—
IR Swaps associated with loan contracts (matures within 2 years)	—	2,366	—	—
Currency exchange contracts (matures within 1 year)	(214)	10,000	—	—
Forward sales loan contracts (matures within 1 year)	—	10,858	—	10,739

	$(144)	$60,724	$—	$10,739

The primary objective for each of these contracts is to minimize risk, interest rate risk being the primary risk for the interest rate caps and swaps; while foreign exchange risk is the primary risk for the foreign exchange contracts. The interest rate on the underlying $10,000 certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank). The currency swaps are also based on this proprietary index. Note 19 contains additional information regarding derivative financial instruments. The forward sales loan contracts represent a de minimis value for the years ended December 31, 2011 and 2012.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

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

A valuation allowance related to the deferred tax asset is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. As of December 31, 2012 and 2011, management considered the need for a valuation allowance and based upon its assessment of the evidence available at the time of the analysis, concluded that a valuation allowance was not necessary.

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

	2012	2011	2010
Weighted average number of common shares outstanding:
Basic	47,779	45,122	38,206
Dilutive effect of options outstanding	—	—	—
Dilutive effect of restricted shares	558	262	—

Diluted	48,337	45,384	38,206

The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Anti-dilutive stock options	2,850	1,783	—
Anti-dilutive restricted shares	—	—	—

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized lending and borrowing transactions, respectively, and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party to secure these transactions is regularly monitored and additional collateral is obtained, provided or requested to be returned as appropriate.

Loss Contingencies, Contingent Value Rights and Loss Share True-up Liabilities

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that will have a material effect on the financial statements. Current contingent value rights and FDIC loss clawback liabilities are periodically remeasured, with any changes in measurement accounted for as non-interest expense. The balance at December 31, 2012 and December 31, 2011 for the contingent value rights was $606 and $520, respectively. The balance at December 31, 2012 and Decemer 31, 2011 for the clawback liability was $1,086 and $1,090 respectively.

Related Party Transaction

Certain of the directors and executive officers of Capital Bank, NA, members of their immediate families and entities with which they are associated are customers of and borrowers from the Bank. As of December 31, 2012, total loans outstanding to directors and executive officers of the Bank, and their associates as a group, equaled approximately $16,885. All outstanding loans and commitments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19—Fair Value. Fair value estimates include uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company is required to adopt this update prospectively for the quarter ending March 31, 2013. The update may result in revised disclosures in the Company’s financial statements but will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU No. 2012-06, Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. We expect that the adoption of the update will not have a material impact on the Company’s consolidated financial condition or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Topic 350—Intangibles Goodwill and Other (“ASU 2012-02”), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption did not have a material impact on our consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. Management does not anticipate that adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows. ASU 2013-01 clarifies certain of the provisions of ASU 2011-11.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

2.	Business Combinations and Acquisitions

CBF Acquisition of Southern Community Financial Corporation

On October 1, 2012, the acquisition of all of the preferred and common share interests of Southern Community Financial Corporation (“SCMF” or “Southern Community”) was consummated for a total purchase price of $99,325 in cash. In addition, SCMF shareholders received a contingent value right (“CVR”) which could pay up to $1.30 per share (maximum potential payment of $21,912) in cash at the end of a five-year period based on 75% of the savings to the extent that legacy loan and foreclosed asset losses are less than a prescribed amount. As part of the acquisition, the Company purchased from the United States Department of the Treasury (the “Treasury”) all of the outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrants originally issued by SCMF to the Treasury in connection with SCMF’s participation in the Treasury’s Troubled Asset Relief Program (“TARP”). The cash purchase price was approximately $46,932 which is equal to the outstanding liquidation amount of the preferred stock and is included in the $99,325 above. Subsequently, SCMF cancelled the Series A Preferred stock. SCMF was the parent of Southern Community Bank and Trust, a bank with 22 branches in Winston-Salem, the Piedmont Triad, and other North Carolina markets. The acquisition of SCMF will allow the Company to continue to fill in its footprint in targeted areas. For the acquisition of SCMF, estimated fair values of assets acquired and liabilities assumed are based on the information that is available and the Company believes this information provides a reasonable basis for determining fair values. Management is evaluating these fair values and they are subject to revision as more detailed analyses are completed and additional information becomes available. Among other analyses being conducted, additional analyses of the potential impact of the legacy institution’s underwriting criteria and risk rating procedures and practices on commercial real estate loans and residential and home equity loans are currently in process. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the preliminary fair values recorded.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The following table summarizes the Company’s investment and SCMF’s opening balance sheet as of October 1, 2012 adjusted to their preliminary fair value:

October 1, 2012
Fair value of assets acquired:
Cash and cash equivalents	$256,267
Investment securities	189,771
Loans	774,781
Goodwill	31,903
Premises and equipment	35,061
Other intangible assets	6,860
Deferred tax asset	43,481
Other assets	60,159

Total assets acquired	1,398,283

Fair value of liabilities assumed:
Deposits	1,093,914
Long term debt and other borrowings	187,341
Other liabilities	17,703

Total liabilities assumed	1,298,958

Net assets acquired	$99,325

CBF Investment in Green Bankshares Inc.

On September 7, 2011, Green Bankshares completed the issuance and sale of 119,900 shares of its common stock to the Company for gross consideration of $217,019 less $750 of the Company’s expenses which were reimbursed by Green Bankshares (the “GRNB Investment”). The total consideration was comprised of $147,600 of cash and the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by Green Bankshares to the Treasury in connection with the TARP, which were repurchased by the Company and contributed to GRNB at fair value of $68,700 as a component of the Company’s investment consideration. Subsequently, GRNB cancelled the Series A Preferred Stock. In connection with the Company’s Investment, each Green Bankshares shareholder as of September 6, 2011 received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBank’s then existing loan portfolio as of May 5, 2011. The most significant refinements included in the measurement period adjustments are as follows: (1) increases in the collectability of certain legacy bank fully charged-off loan balances and fees; (2) an increase in the estimated fair value of the core deposit intangible assets; (3) an increase in deferred tax assets related to the other fair value estimate changes offset by a reduction of expected realization of items considered to be built in losses; and (4) an increase in Goodwill caused by the net effect of these adjustments. The following table summarizes the Company’s GRNB Investment and Green Bankshares opening balance sheet as of September 7, 2011 adjusted to fair value:

	Reported on Dec. 31, 2011 as of Sept. 7, 2011	Measurement Period Adjustments	Revised as of Sept. 7, 2011
Fair value of assets acquired:
Cash and cash equivalents	$542,725	$—	$542,725
Investment securities	174,188	(450)	173,738
Loans	1,342,798	1,943	1,344,741
Goodwill	26,825	2,316	29,141
Premises and equipment	71,654	(564)	71,090
Other intangible assets	12,118	1,500	13,618
Deferred tax asset	54,642	(5,423)	49,219
Other assets	140,809	(124)	140,685

Total assets acquired	2,365,759	(802)	2,364,957

Fair value of liabilities assumed:
Deposits	1,872,050	—	1,872,050
Long term debt and other borrowings	231,152	—	231,152
Other liabilities	19,474	(802)	18,672

Total liabilities assumed	2,122,676	(802)	2,121,874

Net assets acquired	243,083	—	243,083
Less: non-controlling interest at fair value	(26,814)	—	(26,814)

	216,269	—	216,269
Underwriting and legal costs	750	—	750

Purchase price	$217,019	$—	$217,019

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

CBF Investment in Capital Bank Corp.

On January 28, 2011, CBKN completed the issuance and sale of 71,000 shares of its common stock to the Company for aggregate consideration of $181,050, less $750 of the Company’s expenses which were reimbursed by CBKN. In connection with the Company’s investment in CBKN, each shareholder as of January 27, 2011 received one CVR that entitles the holder to receive up to $0.75 in cash per CVR (maximum potential payment of $9,658) at the end of a five-year period based on the credit performance of CBKN’s then existing loan portfolio as of November 3, 2010. The following table summarizes the Company’s investment in CBKN and the Company’s opening balance sheet adjusted to fair value:

As of Jan. 28, 2011
Fair value of assets acquired:
Cash and cash equivalents	$208,255
Investment securities	225,336
Mortgage loans held for sale	2,569
Loans	1,104,463
Goodwill	50,095
Other intangible assets	5,004
Deferred tax asset	66,509
Other assets	66,048

Total assets acquired	1,728,279

Fair value of liabilities assumed:
Deposits	1,351,467
Borrowings	123,837
Subordinated debt	19,867
Other liabilities	9,023

Total liabilities assumed	1,504,194

Net assets acquired	224,085
Less: non-controlling interest at fair value	(43,785)

180,300
Underwriting and legal costs	750

Purchase price	$181,050

Pro Formas

The following table reflects the pro forma total net interest income, non interest income and net loss for periods presented as though the acquisition of TIBB, CBKN, GRNB and SCMF had taken place at the beginning of each period. Due to the Company having one reporting segment and the integration of SCMF accounts into that segment, it is impracticable to present separate pro formas for SCMF for the fourth quarter of 2012. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on the first day of the respective periods, nor of future results of operations.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

	Pro Forma Years Ended December 31, (unaudited)
	2012	2011	2010
Net interest income	$284,213	$296,899	$256,308
Non-interest income	84,144	83,902	92,684
Net income (loss)	64,553	(30,327)	(206,050)

3.	Cash and Due from Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. At December 31, 2012, the reserve requirement balance for Capital Bank, NA was $37,683 and the clearing balance requirement was $0.

4.	Investment Securities

The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2012, and December 31, 2011 are presented below:

	December 31, 2012
Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$7,913	$102	$—	$8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

	$991,566	$16,460	$1,282	$1,006,744

	December 31, 2011
Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
States and political subdivisions—tax exempt	$31,552	$2,694	$1	$34,245
States and political subdivisions—taxable	7,216	486	—	7,702
Marketable equity securities	1,796	11	—	1,807
Mortgage-backed securities—residential issued by government sponsored entities	759,565	11,089	749	769,905
Mortgage backed securities – residential private label	5,799	57	129	5,727
Industrial revenue bond	3,750	—	—	3,750
Corporate bonds	2,934	—	124	2,810
Collateralized debt obligations	555	32	259	328

	$813,167	$14,369	$1,262	$826,274

Proceeds from sales and calls of securities available for sale were $496,304, $402,476 and $22,204 for the years ended December 31, 2012, 2011 and 2010, respectively. Gross gains of approximately $8,413, $5,386, and $0 were realized on these sales and calls during the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, net gains from investments including trading securities was $8,575, $4,738 and $0, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The table below presents a rollforward of the OTTI credit losses recognized in earnings for the year ended December 31, 2012 and December 31, 2011. The Company had no OTTI in the year ended December 31, 2010.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$616	$—	$—
Additions/subtractions:
Credit losses recognized during the period	44	616	—

Ending balance	$660	$616	$—

The estimated fair value of investment securities available for sale at December 31, 2012, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

	Estimated Fair Value	Yield
Due in one year or less	$978	1.59%
Due after one year through five years	1,823	2.88%
Due after five years through ten years	8,267	3.72%
Due after ten years	19,104	3.03%
Mortgage-backed securities—residential	973,853	1.53%

	$1,004,025	1.58%
Marketable equity securities	2,719

	$1,006,744

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Marketable equity securities	$988	$12	$—	$—	$988	$12
Mortgage-backed securities—residential	247,515	846	21,221	212	268,736	1,058
Trust preferred securities	246	4	—	—	246	4
Collateralized debt obligation	—	—	297	208	297	208

Total temporarily impaired	$248,749	$862	$21,518	$420	$270,267	$1,282

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
States and political subdivisions—tax exempt	$301	$1	$—	$—	$301	$1
Mortgage-backed securities—residential	102,057	878	—	—	102,057	878
Corporate bonds	2,019	124	—	—	2,019	124
Collateralized debt obligation	—	—	246	259	246	259

Total temporarily impaired	$104,377	$1,003	$246	$259	$104,623	$1,262

The Company owns a collateralized debt obligation (“CDO”) collateralized by trust preferred securities issued primarily by banks and several insurance companies. Valuation and measurement of other-than- temporary impairment (“OTTI”) of this investment falls under ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows which would require the recognition of impairment. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates. Interest payment deferrals are generally treated as defaults even though they may not actually result in defaults.

Based on this analysis, as of December 31, 2012, the estimated fair value of the CDO improved by $50 during the period. In addition, the credit loss potential of the CDO improved. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

As of December 31, 2012, the Company’s security portfolio consisted of 123 securities, 18 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The majority of the mortgage-backed securities at December 31, 2012 and December 31, 2011 were issued by U.S. government-sponsored entities and agencies, institutions which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012, or December 31, 2011.

Investment securities having carrying values of approximately $403,628 at December 31, 2012 were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

5.	Loans

Major classifications of loans, including loans held for sale, are as follows:

	2012	2011
Non-owner occupied commercial real estate	$895,187	$903,914
Other commercial construction and land	405,481	423,932
Multifamily commercial real estate	85,020	98,207
1-4 family residential construction and land	82,124	85,978

Total commercial real estate	1,467,812	1,512,031

Owner occupied commercial real estate	1,059,469	902,816
Commercial and industrial loans	658,328	467,047

Total commercial	1,717,797	1,369,863

1-4 family residential	836,112	818,547
Home equity loans	430,667	383,768
Other consumer loans	137,157	123,121

Total consumer	1,403,936	1,325,436

Other (1)	101,021	95,133

Total loans	$4,690,566	$4,302,463

(1)	Other loans include deposit customer overdrafts of $3,250, and $2,795 as of December 31, 2012 and 2011, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Total loans as of December 31, 2012 and 2011, include $11,276 and $20,746 of 1-4 family residential loans held for sale and $673 of deferred loan costs and $508 of deferred loan fees, respectively.

The Company had a non-impaired loan of $2,716 collateralized by a bank branch that we operated under an operating lease. In September 2012, the Company purchased the branch for $2,900. Consideration included $184 of cash and the application of the remaining outstanding loan balance of $2,716.

Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired or PCI Loans” as described in Note 1) and (ii) non-PCI loans. Loans originated by the Company and loans acquired through the purchase of TIBB, CBKN, GRNB and SCMF are excluded from the loss sharing agreements and are classified as “non covered.” Additionally, certain consumer loans acquired through the acquisition of Failed Banks from the FDIC are specifically excluded from the loss sharing agreements.

The Company identifies PCI loans by evaluating both qualitative and quantitative factors. The loans are analyzed by taking into account the individual loan risk rating assigned by the Company along with an understanding of the credit underwriting and monitoring practices of the originating institution as well as loan level data available regarding credit risk, such as delinquency status, origination vintage, accrual and charge off history.

Loans acquired are recorded at fair value in accordance with acquisition accounting, exclusive of the loss share agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows adjusted for expected credit losses and interest rate fluctuations. At the time of acquisition, the Company accounted for the impaired purchased loans by segregating each portfolio into loan pools with similar risk characteristics, which included:

•	The loan type based on regulatory reporting guidelines, namely whether the loan was a mortgage, consumer, or commercial loan;

•	The nature of collateral; and

•	The relative credit risk of the loan on performance.

From these pools, the Company uses certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at each balance sheet date, whether its estimates of the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased, such that the present value of such cash flows is less than the recorded investment of the pool, and if so, recognizes a provision for loan loss in its consolidated statement of income, unless interest rate driven. Additionally, if we have favorable changes in our estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Resulting from the acquisition of Southern Community Financial, purchased credit-impaired loans for which it was probable at acquisition that all contractually required payments would not be collected is as follows:

Southern Community Financial
Contractually required payments	$612,645
Nonaccretable difference	101,905

Cash flows expected to be collected at acquisition	510,740
Accretable yield	88,051

Fair value of acquired loans at acquisition	$422,689

The table below presents a rollforward of accretable yield and income expected to be earned related to purchased credit-impaired loans is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance, beginning of period	$715,479	$292,805	$—
New loans purchased	88,051	411,375	323,285
Accretion of income	(194,817)	(167,268)	(30,480)
Reclassifications (to) from nonaccretable difference	89,218	245,775	—
Disposals	(144,914)	(67,208)	—

Balance, end of period	$553,017	$715,479	$292,805

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to acquisition by CBF. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans.

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

Because of the loss protection provided by the FDIC, the risks of CBF covered loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Refer to Note 10 – Other Real Estate Owned, for the covered and non-covered balances of other real estate owned.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of December 31, 2012 and December 31, 2011:

December 31, 2012	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$623,290	$176,925	$800,215
Other commercial C&D	318,025	55,734	373,759
Multifamily commercial real estate	46,148	27,258	73,406
1-4 family residential C&D	35,987	41,970	77,957

Total commercial real estate	1,023,450	301,887	1,325,337
Owner occupied commercial real estate	439,059	536,404	975,463
Commercial and industrial	204,991	436,280	641,271

Total commercial	644,050	972,684	1,616,734
1-4 family residential	485,477	258,822	744,299
Home equity	135,737	234,820	370,557
Consumer	29,163	107,809	136,972

Total consumer	650,377	601,451	1,251,828
Other	56,238	40,419	96,657

Total	$2,374,115	$1,916,441	$4,290,556

December 31, 2011	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$722,776	$55,433	$778,209
Other commercial C&D	331,852	38,713	370,565
Multifamily commercial real estate	75,114	756	75,870
1-4 family residential C&D	47,947	33,286	81,233

Total commercial real estate	1,177,689	128,188	1,305,877
Owner occupied commercial real estate	501,821	286,385	788,206
Commercial and industrial	242,401	200,629	443,030

Total commercial	744,222	487,014	1,231,236
1-4 family residential	578,828	112,580	691,408
Home equity	148,252	162,915	311,167
Consumer	63,328	59,616	122,944

Total consumer	790,408	335,111	1,125,519
Other	79,586	9,653	89,239

Total	$2,791,905	$959,966	$3,751,871

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Covered Loans

The following is a summary of the major categories of covered loans outstanding as of December 31, 2012 and December 31, 2011:

December 31, 2012	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$94,916	$56	$94,972
Other commercial C&D	31,722	—	31,722
Multifamily commercial real estate	11,614	—	11,614
1-4 family residential C&D	4,167	—	4,167

Total commercial real estate	142,419	56	142,475
Owner occupied commercial real estate	84,006	—	84,006
Commercial and industrial	16,451	606	17,057

Total commercial	100,457	606	101,063
1-4 family residential	91,586	227	91,813
Home equity	16,823	43,287	60,110
Consumer	185	—	185

Total consumer	108,594	43,514	152,108
Other	4,364	—	4,364

Total	$355,834	$44,176	$400,010

December 31, 2011	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$125,649	$56	$125,705
Other commercial C&D	53,367	—	53,367
Multifamily commercial real estate	22,337	—	22,337
1-4 family residential C&D	4,745	—	4,745

Total commercial real estate	206,098	56	206,154
Owner occupied commercial real estate	114,610	—	114,610
Commercial and industrial	23,021	996	24,017

Total commercial	137,631	996	138,627
1-4 family residential	127,139	—	127,139
Home equity	20,180	52,421	72,601
Consumer	177	—	177

Total consumer	147,496	52,421	199,917
Other	5,894	—	5,894

Total	$497,119	$53,473	$550,592

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2012 by class of loans:

Non-purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$—	$—	$—	$—	$56	$24	$80
Other commercial C&D	—	—	—	—	—	97	97
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential C&D	—	474	—	—	—	363	837

Total commercial real estate	—	474	—	—	56	484	1,014
Owner occupied commercial real estate	—	383	—	—	—	1,966	2,349
Commercial and industrial	—	445	—	—	276	2,057	2,778

Total commercial	—	828	—	—	276	4,023	5,127
1-4 family residential	—	1,612	—	—	—	3,733	5,345
Home equity	1,614	1,474	—	—	2,460	2,581	8,129
Consumer	—	1,793	—	—	—	367	2,160

Total consumer	1,614	4,879	—	—	2,460	6,681	15,634
Other	—	49	—	—	—	—	49

Total	$1,614	$6,230	$—	$—	$2,792	$11,188	$21,824

Purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Day Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$2,799	$4,663	$17,286	$44,089	$—	$—	$68,837
Other commercial C&D	135	6,995	21,659	84,317	—	—	113,106
Multifamily commercial real estate	—	194	3,612	3,394	—	—	7,200
1-4 family residential C&D	—	2,321	3,482	5,283	—	—	11,086

Total commercial real estate	2,934	14,173	46,039	137,083	—	—	200,229
Owner occupied commercial real estate	873	4,163	7,646	54,753	—	—	67,435
Commercial and industrial	99	3,889	2,045	32,860	—	—	38,893

Total commercial	972	8,052	9,691	87,613	—	—	106,328
1-4 family residential	1,214	15,399	13,685	42,072	—	—	72,370
Home equity	345	4,227	3,024	9,750	—	—	17,346
Consumer	1	1,285	—	557	—	—	1,843

Total consumer	1,560	20,911	16,709	52,379	—	—	91,559
Other	—	2,896	1,014	2,172	—	—	6,082

Total	$5,466	$46,032	$73,453	$279,247	$—	$—	$404,198

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2011 by class of loans:

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

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

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
Non-owner occupied commercial real estate	$175,996	$—	$985	$—	$176,981
Other commercial C&D	55,162	325	247	—	55,734
Multifamily commercial real estate	26,940	—	318	—	27,258
1-4 family residential C&D	38,788	160	3,022	—	41,970

Total commercial real estate	296,886	485	4,572	—	301,943
Owner occupied commercial real estate	528,885	2,953	4,566	—	536,404
Commercial and industrial	420,215	1,470	15,201	—	436,886

Total commercial	949,100	4,423	19,767	—	973,290
1-4 family residential	255,008	308	3,733	—	259,049
Home equity	270,750	777	6,580	—	278,107
Consumer	107,223	110	476	—	107,809

Total consumer	632,981	1,195	10,789	—	644,965
Other	40,370	49	—	—	40,419

Total	$1,919,337	$6,152	$35,128	$—	$1,960,617

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

6.	Allowance for Loan Losses

Activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Balance, beginning of period	$34,749	$753	$—
Provision for loan losses charged to expense	22,125	38,396	753
Loans charged off	(5,744)	(4,426)	—
Recoveries of loans previously charged off	3,766	26	—

Balance, end of period	$54,896	$34,749	$753

The following table presents the roll forward of the allowance for loan losses for the year ended December 31, 2012 by the class of loans against which the allowance is allocated:

	December 31, 2011	Provision	Net (Charge- offs)/Recovers	December 31, 2012
Non-owner occupied commercial real estate	$3,854	$(1,737)	$874	$2,991
Other commercial C&D	7,627	4,618	459	12,704
Multifamily commercial real estate	398	(161)	6	243
1-4 family residential C&D	921	805	(15)	1,711

Total commercial real estate	12,800	3,525	1,324	17,649
Owner occupied commercial real estate	5,454	(2,164)	379	3,669
Commercial and industrial	4,166	2,950	(73)	7,043

Total commercial	9,620	786	306	10,712
1-4 family residential	7,252	7,919	47	15,218
Home equity	2,711	7,542	(1,646)	8,607
Consumer	1,594	1,735	(1,252)	2,077

Total consumer	11,557	17,196	(2,851)	25,902
Other	772	618	(757)	633

Total	$34,749	$22,125	$(1,978)	$54,896

The following table presents the roll forward of the allowance for loan losses for the year ended December 31, 2011 by the class of loans against which the allowance is allocated:

	December 31, 2010	Provision	Net (Charge- offs)/Recovers	December 31, 2011
Non-owner occupied commercial real estate	$79	$3,775	$—	$3,854
Other commercial C&D	6	7,604	17	7,627
Multifamily commercial real estate	—	398	—	398
1-4 family residential C&D	19	902	—	921

Total commercial real estate	104	12,679	17	12,800
Owner occupied commercial real estate	70	5,384	—	5,454
Commercial and industrial	133	4,029	4	4,166

Total commercial	203	9,413	4	9,620
1-4 family residential	215	7,034	3	7,252
Home equity	33	7,050	(4,372)	2,711
Consumer	184	1,462	(52)	1,594

Total consumer	432	15,546	(4,421)	11,557
Other	14	758	—	772

Total	$753	$38,396	$(4,400)	$34,749

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The following table presents the roll forward of the allowance for loan losses for the year ended December 31, 2010 by the class of loans against which the allowance is allocated:

	December 31, 2009	Provision	Net (Charge- offs)/Recovers	December 31, 2010
Non-owner occupied commercial real estate	$—	$79	$—	$79
Other commercial C&D	—	6	—	6
Multifamily commercial real estate	—	—	—	—
1-4 family residential C&D	—	19	—	19

Total commercial real estate	—	104	—	104
Owner occupied commercial real estate	—	70	—	70
Commercial and industrial	—	133	—	133

Total commercial	—	203	—	203
1-4 family residential	—	215	—	215
Home equity	—	33	—	33
Consumer	—	184	—	184

Total consumer	—	432	—	432
Other	—	14	—	14

Total	$—	$753	$—	$753

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans and by impairment evaluation method as of December 31, 2012:

	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$688	$2,303	$—	$176,981	$718,206
Other commercial C&D	—	1,803	10,901	—	55,734	349,747
Multifamily commercial real estate	—	24	219	—	27,258	57,762
1-4 family residential C&D	—	938	773	—	41,970	40,154

Total commercial real estate	—	3,453	14,196	—	301,943	1,165,869
Owner occupied commercial real estate	38	2,519	1,112	1,756	534,648	523,065
Commercial and industrial	—	5,473	1,570	—	436,886	221,442

Total commercial	38	7,992	2,682	1,756	971,534	744,507
1-4 family residential	—	1,393	13,825	3,153	244,620	577,063
Home equity	—	313	8,294		278,107	152,560
Consumer	—	1,563	514	—	107,809	29,348

Total consumer	—	3,269	22,633	3,153	630,536	758,971
Other	—	324	309	—	40,419	60,602

Total	$38	$15,038	$39,820	$4,909	$1,944,432	$2,729,949

(1)

Loans collectively evaluated for impairment include $244,582 of acquired home equity loans, $171,666 of commercial and agricultural loans and $77,397 of other consumer loans. The acquired loans are presented net of unamortized purchase discounts of $17,687, $901 and $286, respectively.

During 2012, one 1-4 family residential loan of $3,153 and two owner occupied commercial real estate loans of $1,756 were individually evaluated for impairment. The allowance for loan losses for one of the owner occupied commercial real estate loans was $38 during the twelve months ended December 31, 2012. No allowance for loan losses were recorded for the other two individually evaluated loans.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and by impairment evaluation method as of December 31, 2011:

	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$453	$3,401	$—	$55,489	$848,425
Other commercial C&D	—	509	7,118	—	38,713	385,219
Multifamily commercial real estate	—	7	391	—	756	97,451
1-4 family residential C&D	—	444	476	—	33,286	52,692

Total commercial real estate	—	1,413	11,386	—	128,244	1,383,787
Owner occupied commercial real estate	—	3,022	2,432	—	286,385	616,431
Commercial and industrial	—	1,945	2,221	—	201,625	265,422

Total commercial	—	4,967	4,653	—	488,010	881,853
1-4 family residential	—	866	6,386	763	91,071	705,967
Home equity	—	163	2,548	—	215,336	168,432
Consumer	—	997	598	—	59,616	63,505

Total consumer	—	2,026	9,532	763	366,023	937,904
Other	—	26	746	—	9,653	85,480

Total	$—	$8,432	$26,317	$763	$991,930	$3,289,024

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

7.	FDIC Indemnification Asset

As discussed in more detail in Note 1, the Company has recorded an indemnification asset related to loss share agreements entered into with the FDIC wherein the FDIC will reimburse the Company for certain amounts related to certain acquired loans and other real estate owned should the Company experience a loss. Under the loss sharing arrangements, the FDIC has agreed to absorb 80% of all future credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. These agreements resulted from the purchase of First National Bank in Spartanburg, South Carolina, Metro Bank in Miami, Florida and Turnberry Bank in Aventura, Florida.

The loss sharing agreements consists of three (one for each Failed Bank) single-family shared-loss agreements and three (one for each Failed Bank) commercial and other loans shared-loss agreements. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010 for single-family residential loans. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The following is a summary of the activity in the FDIC indemnification asset.

Balance, December 31, 2009	$ —
Increase due to acquisition of Failed Banks	137,316
Accretion on indemnification asset	736
Reimbursable losses claimed	(46,585)

Balance, December 31, 2010	$91,467

Income on indemnification asset	10,968
Amortization on indemnification asset	(3,341)
Reimbursable losses claimed	(32,812)

Balance, December 31, 2011	$66,282

Income on indemnification asset	10,728
Amortization on indemnification asset	(9,403)
Reimbursable losses claimed	(18,190)

Balance, December 31, 2012	$49,417

8.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	Balance as of December 31, 2012	Balance as of December 31, 2011	Estimated Useful Life
Land	$53,802	$43,078
Buildings and leasehold improvements	128,189	99,795	1 to 40 years
Furniture, fixtures and equipment	57,296	42,852	1 to 40 years
Construction in progress	5,422	8,290

Premises and equipment, gross	244,709	194,015
Less: Accumulated depreciation	(46,252)	(34,285)

Premises and equipment, net	$198,457	$159,730

The Company is obligated under operating leases for office and banking premises which expire in periods varying from one to twenty-four years. Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2012:

Years Ending December 31,
2013	$8,645
2014	8,061
2015	7,298
2016	6,706
2017	6,103
Thereafter	45,460

$82,273

Rental expense for the years ended December 31, 2012, 2011 and 2010 was $9,449, $7,841 and $1,400, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

9.	Goodwill and Intangible Assets

Changes in goodwill during the years ended December 31, 2012, 2011 and 2010 consist of the following:

Balance December 31, 2009	$—
Goodwill associated with the acquisition of Failed Banks	6,725
Goodwill associated with the acquisition of TIBB	29,999

Balance December 31, 2010	$36,724

Goodwill associated with the acquisition of CBKN	50,095
Goodwill associated with the acquisition of GRNB	29,141

Balance, December 31, 2011	$115,960

Goodwill associated with the acquisition of SCMF	31,903

Balance, December 31, 2012	$147,863

Changes in intangible assets during the years ended December 31, 2012, 2011 and 2010 consist of the following:

	Core Deposit Intangible	Trade Name	Customer Relationship Intangible	Mortgage Servicing Rights
Balance December 31, 2009	$—	$—	$—	$—

Increase associated with acquisition Failed Banks	4,100	—	—	114
Increase associated with acquisition of TIBB	7,500	770	3,500	—
Amortization	(642)	(89)	(87)	(12)

Balance December 31, 2010	$10,958	$681	$3,413	$102

Increase associated with acquisition of CBKN	4,400	604	—	138
Increase associated with acquisition of GRNB	13,400	—	—	218
Impairment of wealth management intangible	—	—	(2,872)	—
Amortization	(3,109)	(821)	(350)	(70)

Balance December 31, 2011	$25,649	$464	$191	$388

Increase associated with acquisition of SCMF	6,860	—	—	—
Increase associated with Park Sterling Trademark	—	100	—	—
Impairment of wealth management intangible	—	(33)	(169)	—
Amortization	(4,466)	(213)	(22)	(113)

Balance December 31, 2012	$28,043	$318	$—	$275

All of the identified intangible assets are amortized as noninterest expense over their estimated lives which range from two to eight years. Due to the termination of employment of several employees of the Company’s registered investment advisor, Naples Capital Advisors, Inc., and a subsequent decrease of assets under management, an impairment of the related customer

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

relationship intangible asset of $2,872 was recorded in 2011. Impairment of the customer intangible asset of $169 and trade name intangible asset of $33 was recorded in 2012. No intangibles associated with the customer intangible and no trade name remain at December 31, 2012.

Estimated amortization expense for each of the next five years is as follows:

Years ending December 31,
2013	$5,299
2014	4,497
2015	3,800
2016	3,707
2017	3,643

$20,946

10.	Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the years ended December 31, 2012, 2011 and 2010 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC for these periods were $35,935, $46,550 and $50,619, respectively. Non-covered OREO ending balances for these periods were $118,332, $122,231 and $20,198, respectively:

	2012	2011	2010
Balance, beginning of period	$168,781	$70,817	$—
OREO acquired through acquisitions	20,357	84,827	63,349
Real estate acquired from borrowers	84,556	104,279	19,721
Valuation adjustments	(22,498)	(7,781)	—
Properties sold	(96,929)	(83,361)	(12,253)

Balance, end of period	$154,267	$168,781	$70,817

11.	Time Deposits

Time deposits of $100 or more were $968,222 at December 31, 2012 and $1,052,319 at December 31, 2011.

At December 31, 2012, the scheduled contractual maturities of time deposits are as follows:

Years Ending December 31,
2013	$1,108,620
2014	335,473
2015	235,249
2016	130,517
2017	224,137
2018 and thereafter	24,505

$2,058,501
Unamortized purchase accounting fair value premium	12,197

$2,070,698

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

12.	Federal Home Loan Bank Advances and Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank.

The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at December 31, 2012 and December 31, 2011 were $41,508 and $54,533, respectively.

The Bank invests in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.

The prepayment of FHLB advances in 2012 resulted in $3,267 of net losses on extinguishment of debt. The advances as of December 31, 2012 consisted of the following:

Carrying Amount	Contractual Outstanding Amount	Maturity Date	Repricing Frequency	Contractual Rate at December 31, 2012
$867	$867	November 2017	Fixed	0.50%
593	593	February 2026	Fixed	0.00%

$1,460	$1,460

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, HELOC and commercial real estate secured loans. The amount of eligible collateral at December 31, 2012 provided for incremental borrowing availability of up to $296,413.

At December 31, 2012, in addition to $25,450 in letters of credit of which $25,150 is used in lieu of pledging securities to the State of Florida, the Bank had $1,460 in advances outstanding with a carrying value of $1,460.

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

(a)

These advances have quarterly conversion dates. If the FHLB chooses to convert the advance, the Bank has the option of prepaying the entire balance without penalty. Otherwise, the advance will convert to an adjustable rate, repricing on a quarterly basis. If the FHLB does not convert the advance, it will remain at the contractual fixed rate until the maturity date.

(b)	This advance allowed the FHLB a one-time conversion option in November 2012.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, HELOC and commercial real estate secured loans. The amount of eligible collateral at December 31, 2011 provided for incremental borrowing availability of up to $106,606.

At December 31, 2011, in addition to $25,150 in letters of credit used in lieu of pledging securities to the State of Florida, the Bank had $206,500 in advances outstanding with a carrying value of $221,018.

13.	Long Term Borrowings

Structured repurchase agreements

At December 31, 2012, outstanding structured repurchase agreements totaled $50,000 of contractual amounts with carrying values of $54,354. These repurchase agreements have a weighted-average rate of 4.06% as of December 31, 2012 and are collateralized by certain U.S. agency and mortgage-backed securities.

Carrying Amount	Contractual Amount	Maturity Date	Rate at December 31, 2012
$11,102	$10,000	November 6, 2016	4.75%
10,608	10,000	December 18, 2017	3.72%
11,080	10,000	March 30, 2017	4.50%
10,644	10,000	December 18, 2017	3.79%
10,920	10,000	March 22, 2019	3.56%

$54,354	$50,000

At December 31, 2011, outstanding structured repurchase agreements totaled $50,000 of contractual amounts with carrying values of $55,243. These repurchase agreements have a weighted-average rate of 4.06% as of December 31, 2011 and are collateralized by certain U.S. agency and mortgage-backed securities.

Carrying Amount	Contractual Amount	Maturity Date	Rate at December 31, 2011
$11,376	$10,000	November 6, 2016	4.75%
10,722	10,000	December 18, 2017	3.72%
11,322	10,000	March 30, 2017	4.50%
10,765	10,000	December 18, 2017	3.79%
11,058	10,000	March 22, 2019	3.56%

$55,243	$50,000

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Subordinated Debentures

As of December 31, 2012, through its acquisitions of TIBB, CBKN, GRNB and SCMF, the Company acquired thirteen separate pooled offerings of trust preferred securities. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures are presented as a liability.

The Trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The Trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company’s subsidiaries, CBKN, GRNB, TIBB and SCMF. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the companies or the Trust, at their respective option after a period of time outlined below, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board (“FRB”), if then required. TIBB, GRNB and SCMF, prior to their acquisition by the Company, each elected to defer interest payments on the trust preferred securities beginning with the payments due in the fourth quarter of 2009, fourth quarter of 2010, and first quarter of 2011, respectively. In September 2011, pursuant to approval by the FRB, TIBB and GRNB each made payments of all amounts due for current and deferred interest through the next payment date for each of its trust preferred securities. In October 2012, SCMF pursuant to approval by the FRB made payments of all amounts due for current and deferred interest through the next payment date for each of its trust preferred securities. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default. During the first quarter of 2013, we called and redeemed $34,500 of trust preferred securities issued by SCMF, which have a fixed interest rate of 7.95%.

Date of Offering	Original Face Amount	Carrying Amount December 31, 2012	Carrying Amount December 31, 2011	Interest Rate As of December 31, 2012	Call Date	Maturity Date
September 7, 2000	$8,000	$8,762	$8,813	10.6% Fixed	September 7, 2010	September 7, 2030
July 31, 2001	5,000	3,795	3,734	3.89% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
July 31, 2001	4,000	2,573	2,513	3.89% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
June 26, 2003	10,000	5,832	5,754	3.41% (3 Month LIBOR plus 310 basis points)	June 26, 2008	June 26, 2033
September 25, 2003	10,000	6,222	6,081	3.19% (3 Month LIBOR plus 285 basis points)	September 25, 2008	September 25, 2033
November 10, 2003	34,500	34,189	N/A	7.95% Fixed	November 10, 2008	December 31, 2033
December 30, 2003	10,000	5,614	5,534	3.16% (3 Month LIBOR plus 285 basis points)	December 30, 2008	December 30, 2033
June 28, 2005	3,000	1,497	1,451	1.99% (3 Month LIBOR plus 168 basis points)	June 28, 2010	June 28, 2035
December 22, 2005	10,000	4,383	4,286	1.71% (3 Month LIBOR plus 140 basis points)	December 22, 2010	March 15, 2036
December 28, 2005	13,000	6,255	6,058	1.85% (3 Month LIBOR plus 155 basis points)	December 28, 2010	March 15, 2036
June 23, 2006	20,000	10,918	10,629	1.89% (3 Month LIBOR plus 155 basis points)	June 23, 2011	July 7, 2036
May 16, 2007	56,000	27,220	26,415	1.96% (3 Month LIBOR plus 165 basis points)	May 16, 2012	May 16, 2037
June 15, 2007	10,000	5,243	N/A	1.74% (3 Month LIBOR plus 143 basis points)	June 15, 2012	September 6, 2037

	$193,500	$122,503	$81,268

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Private Placement Offering of Investment Units

On March 18, 2010, CBKN sold $3,393 in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes, assumed in the acquisition of CBKN, had a carrying value of $3,573 and $3,590 as of December 31, 2012 and December 31, 2011, respectively. The Company may prepay the Notes at any time after March 18, 2015 subject to regulatory approval and compliance with applicable law. The Company’s obligation to repay the notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors and certain other financial obligations of the Company.

At December 31, 2012, the maturities of long-term borrowings were as follows:

	Fixed Rate	Floating Rate	Total
Due in 2013	$—	$—	$—
Due in 2014	—	—	—
Due in 2015	—	—	—
Due in 2016	11,102	—	11,102
Due in 2017	32,332	—	32,332
Thereafter	57,444	79,552	136,996

Total long-term debt	$100,878	$79,552	$180,430

14.	Employee Benefit Plans

The Company maintains the Capital Bank 401(k) Plan that covers all employees who are qualified as to age. An employee may contribute from 1% to 90% of eligible pretax salary subject to limitation under the Internal Revenue Code. The Company may make discretionary contributions to employees’ accounts on an annual basis to employees who are employed as of December 31. The amount of the match is determined annually by the Board of Directors and is subject to change. All employee and discretionary matching contributions are 100% vested. Discretionary matching contributions expensed for the years ended December 31, 2012, 2011 and 2010 were $437, $288 and $83, respectively. During 2012 the TIB, CBKN and GRNB plans were merged into the Company’s plan.

Prior to their acquisition by the Company, CBKN, GRNB, SCMF and TIBB maintained certain benefit plans for the benefit of their respective employees and directors. Upon acquisition of the companies, the Company assumed the accrued liabilities associated with these plans. The amounts accrued for deferred compensation under these plans totaled $7,544 and $6,490 as of December 31, 2012 and 2011, respectively. The amounts expensed related to the vested benefits were $468, $299 and $9 for 2012, 2011 and 2010, respectively. The plans have been terminated and no deferrals were made in 2012 or 2011.

The Company owns life insurance policies which were purchased on several employees and directors covered by salary continuation agreements and director deferred agreements. Cash value income (net of related insurance premium expense) related to these policies totaled $929, $609 and $104 during 2012, 2011 and 2010, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Defined benefit pension plan

The Company also has a non-contributory defined benefit pension plan which was acquired from Southern Community, covering substantially all employees of an acquired bank, The Community Bank. This plan was assumed as part of the purchase of The Community Bank in January 2004. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. The plan was frozen effective May 1, 2004. No contribution was required for the year ended December 31, 2012. The changes in benefit obligations and plan assets, as well as the funded status, actuarial assumptions and components of net periodic pension cost of the plan at December 31, 2012 were:

2012
Change in benefit obligation

October 1, 2012	$1,256
Actuarial loss	47
Service cost	—
Interest cost	14
Settlement	—
Benefits paid	(15)
End of year - benefit obligations	$1,302

Change in fair value of plan assets

October 1, 2012	$990
Benefits paid	(15)
Return on assets	8
End of year - fair value	$983

Amounts recognized in the consolidated statement of financial condition consist of:
Noncurrent asset	$—
Noncurrent liability	319
Funded status	$(319)

Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants. As of January 1, 2012, the average expected future working life of active plan participants was 11.5 years.

Actuarial assumptions used in accounting for net periodic pension cost were:

2012
Weighted average discount rate	4.00%
Weighted average rate of increase in compensation level	N/A
Weighted average expected long-term rate of return on plan assets	7.50%

Components of net periodic pension cost (benefit)

Service cost	$—
Interest cost	14
Expected return on plan assets	(18)
Loss	—
Amortization of prior service cost	—
Amortization of net (gain) loss	10
Net periodic pension cost (benefit)	$6

The measurement date used for the plan was December 31, 2012. As of that date, the pension plan had a funded status with the fair value of plan assets of $983 compared to an accumulated projected benefit obligation of $1,302. The actual minimum required contribution for the 2013 plan year has not yet been determined, but no employer contribution is expected to be made during 2013.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The overall expected long-term rate of return on assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed and (3) active management excess return expectations to the extent asset classes are actively managed.

Plan assets are invested using allocation guidelines as established by the Plan. The primary objective is to provide long-term capital appreciation through investments in equities and fixed income securities. These guidelines ensure risk control by maintaining minimum and maximum exposure in equity and fixed income/cash equivalents portfolios. The minimum equity and fixed income/cash equivalents investment exposure is 35% and 25%, respectively. The maximum equity and fixed income/cash equivalents investment exposure is 75% and 65%, respectively. The current asset allocation is 63% equity securities and 37% fixed income securities/cash equivalents, which meets the criteria established by the Plan.

The fair values and allocations of pension plan assets at December 31, 2012 are as follows:

	Market Value	Percent of Plan Assets
	(Amounts in thousands)
Cash and equivalents	$10	1%
Fixed income:
Bond funds	$355	36%
Equity securities:
Mutual funds	618	63%
Total	$983	100%

All plan assets, except the money market account, are traded on the open market. At December 31, 2012 market values were determined using quoted prices and current shares owned. Bond funds currently held in the plan include long-duration and high yield bond funds and emerging market debt funds. Equity securities include large, medium and small sized companies and equity securities of foreign companies. The value of all assets are considered level 1 within the fair value hierarchy as they are valued with quoted prices for identical assets. The highest percentage of any one investment at year end 2012 was 11% which does not represent a concentration of risk.

Allowable investment types include both US and international equity and fixed income funds. The equity component is composed of common stocks, convertible notes and bonds, convertible preferred stocks and ADRs of non-US companies as well as various mutual funds, including government and corporate bonds, large to mid-cap value, growth and world/international equity funds and index funds. The fixed income/cash equivalents component is composed of money market funds, commercial paper, certificates of deposit, US Government and agency securities, corporate notes and bonds, preferred stock and fixed income securities of foreign governments and corporations.

The plan’s weighted-average asset allocations at December 31, 2012, by asset category are as follows.

U.S. equity	53%
International blend	10
Fixed income and cash equivalents	37

Estimated future benefits payments are shown below (in thousands):

Year	Pension Benefits
2013	$46
2014	56
2015	56
2016	56
2017	56
2018 - 2022	$337

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

15.	Shareholders’ Equity and Minimum Regulatory Capital Requirements

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

To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and Total Risk-based ratios. At December 31, 2012 and December 31, 2011 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank as of December 31, 2012 and December 31, 2011 are presented in the following tables.

	Well Capitalized Requirement				Adequately Capitalized Requirement				Actual
December 31, 2012	Amount		Ratio		Amount		Ratio		Amount	Ratio
Tier 1 Capital
(to Average Assets)
Consolidated		N/A		N/A	≥	$281,459	≥	4.0%	$948,130	13.5%
Capital Bank, NA	≥	$351,928		≥5.0%		≥281,542	≥	4.0%	821,438	11.7%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$192,676	≥	4.0%	$948,130	19.7%
Capital Bank, NA	≥	$288,903		≥6.0%		≥192,602	≥	4.0%	821,438	17.1%

Total Capital (to
Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$385,352	≥	8.0%	$1,007,000	20.9%
Capital Bank, NA	≥	$481,504	≥	10.0%		≥385,203	≥	8.0%	880,128	18.3%

	Well Capitalized Requirement				Adequately Capitalized Requirement				Actual
December 31, 2011	Amount		Ratio		Amount		Ratio		Amount	Ratio
Tier 1 Capital
(to Average Assets)
Consolidated		N/A		N/A	≥	$255,831	≥	4.0%	$802,820	12.6%
Capital Bank, NA	≥	$312,765		≥5.0%		≥250,212	≥	4.0%	650,902	10.4%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$166,281	≥	4.0%	$802,820	19.3%
Capital Bank, NA	≥	$247,673		≥6.0%		≥165,115	≥	4.0%	650,902	15.8%

Total Capital (to
Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$332,561	≥	8.0%	$841,465	20.2%
Capital Bank, NA	≥	$412,788	≥	10.0%		≥330,230	≥	8.0%	689,350	16.7%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

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

Management believes, as of December 31, 2012 and 2011, that the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.

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

16.	Stock-Based Compensation

As of December 31, 2012, the Company had one compensation plan under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and stock bonus awards. This is its 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was effective December 22, 2009 and expires on December 22, 2019, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded through the 2019 expiration of the plan is 5,750 shares (limited to 10% of outstanding shares of common stock) of which up to 70% may be granted pursuant to stock options and up to 30% may be granted pursuant to restricted stock and restricted stock units. If any awards granted under the 2010 Plan are forfeited or any option terminates, expires or lapses without being exercised, or any award is settled for cash, the shares of stock shall again be available for awards under the 2010 Plan. Pursuant to the merger agreements, upon the September 2012 merger of TIBB, GRNB and CBKN with and into CBF, outstanding options to acquire TIBB, GRNB and CBKN stock automatically converted into options to purchase the Company’s stock as determined by the conversion ratio specified in the merger agreements, subject to the same terms and conditions as were applicable immediately prior to the mergers. The remaining 29 options have exercise prices ranging from $28.44 to $2,026.00 per share.

The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31, 2012 and 2011. As there were no outstanding, unvested equity awards prior to 2011, no stock-based compensation expense was recorded in prior periods.

	2012	2011
Stock options	$9,763	$5,161
Restricted stock	8,918	4,075

Total stock-based compensation expense	$18,681	$9,236

Salaries and employee benefits	$17,384	$7,856
Other expense	1,297	1,380

Total stock-based compensation expense	$18,681	$9,236

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $7,270 and $3,593 for the years ended December 31, 2012 and 2011, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Estimated future stock-based compensation expense is as follows at December 31, 2012:

Years ending December 31,	Expense related to stock options	Expense related to restricted stock	Total expense
2013	$83	$4,846	$4,929
2014	—	1,541	1,541
2015	—	101	101

	$83	$6,488	$6,571

Stock Options

Under the 2010 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options granted during 2012 and 2011 vest over average service periods of approximately 6 months and 2 years, respectively.

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

The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the years ended December 31,

	2012	2011
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.91%	1.87%
Expected option life	5.25 years	5 years
Volatility	45%	33%
Weighted average grant-date fair value of options granted	$8.05	$4.41

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

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the year ended December 31, 2012 and 2011, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

As of December 31, 2012 unrecognized compensation expense associated with stock options was $83 which is expected to be recognized over a weighted average period of approximately one month. A summary of the stock option activity for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	2,236	$20.00	—	$—
Granted	657	27.17	2,236	20.00

Exercised	—	—	—	—
Expired or forfeited	3	276.34	—	—

Balance, December 31,	2,890	$21.39	2,236	$20.00

The weighted average remaining term for outstanding stock options was approximately 7 years at December 31, 2012. The aggregate intrinsic value at December 31, 2012 and December 31, 2011 was $0 for stock options outstanding and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. There were 2,575 options exercisable at December 31, 2012, 1,118 options exercisable at December 31, 2011 and no options exercisable at December 31, 2010.

Options outstanding at December 31, 2012 were as follows:

		Outstanding Options			Exercisable Options
Range of Exercise Prices		Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$	- $20.00	2,864	7.42 years	$20.00	2,550	$20.00
	28.44 - 2,026.00	26	3.65 years	174.50	25	178.71

	$20.00 - $2,026.00	2,890	7.39 years	$21.39	2,575	$21.55

Options outstanding at December 31, 2011 were as follows:

	Outstanding Options			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$ 20.00	2,236	8.00 years	$20.00	1,118	$20.00

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

The terms of the restricted stock awards granted to directors during 2011 provide for vesting of one-half of the restricted stock on December 22, 2011, and vesting of one-half on December 22, 2012. The fair value of each restricted stock award granted to directors was based on the most recent trade.

The fair value of each restricted stock award granted to employees during 2012 was estimated as of the date of grant using a Monte Carlo approach based on Geometric Brownian Motion that simulated daily stock prices and the related consecutive 30 day average of the simulated stock price over a period of 10 years. The model projected the Company’s fair value of each vesting tranche of the restricted stock award from the mean or expected value from the 100,000 scenarios used.

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

Both models described above require the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used to compute the grant-date fair value of restricted stock awards granted during the years ended December 31, 2012 and 2011.

	2012	2011
Grant date fair value of shares	$19.84	$17.00
Risk-free interest rate	Forward Treasury Curve	Forward Treasury Curve
Market risk premium	0.00%	0.00%
Volatility (for 2011 year 1, year 2, year 3 and after 3 years, respectively)	45%	21% /24% /31% /32.5%
Annual forfeiture estimate	0.00%	0.00%
Weighted average grant-date fair value of restricted stock awards granted	$18.01	$13.49

•	An increase in the risk-free interest rate will increase stock compensation expense.

•

The volatility was estimated using a peer group assessment for periods approximating the expected option life. Appropriate weight is attributed to financial theory, according to which the volatility of an institution’s equity should be related to the volatility of its assets and the entity’s financial leverage. An increase in the volatility will increase stock compensation expense.

•	An increase in the annual forfeiture estimate will decrease stock compensation expense.

The value of the restricted stock is being amortized on a straight-line basis over the implied service periods.

A summary of the restricted stock activity is as follows:

	2012		2011
	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	967	$13.26	—	$—
Granted	307	18.01	1,030	13.49
Vested	62	17.00	63	17.00
Expired or forfeited	—	—	—	—

Balance, December 31,	1,212	$14.27	967	$13.26

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

17.	Income Taxes

Income tax expense (benefit) was as follows for the year ended:

	2012	2011	2010
Current income tax provision (benefit):
Federal	$—	$15,947	$4,491
State	—	3,460	550

	—	19,407	5,041

Deferred income tax provision (benefit):
Federal	(19,135)	(13,465)	(4,949)
State	(2,143)	(1,508)	(1,133)

	(21,278)	(14,973)	(6,082)

Total income tax expense (benefit)	$(21,278)	$4,434	$(1,041)

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported is as follows for the year ended:

	2012	2011	2010
Pretax income from continuing operations	$34,435	$11,956	$10,996

Income taxes computed at Federal statutory tax rate	12,052	4,185	3,849
Effect of:
State taxes, net of federal benefit	1,318	918	(423)
Transaction & legal costs	615	543	860
Tax-exempt interest income, net	(715)	(861)	(77)
Bargain purchase gain	—	—	(5,371)
Change in estimate of deductible loan losses	(33,975)	—	—
Other, net	(573)	(351)	121

Total income tax expense (benefit)	$(21,278)	$4,434	$(1,041)

The details of the net deferred tax asset as of December 31, 2012 and 2011 are as follows:

	2012	2011
Loan basis difference	$120,513	$103,660
Net operating loss and AMT carryforward	43,218	42,856
OREO basis difference	29,661	13,146
Allowance for loan losses	21,366	13,524
Stock based compensation	10,703	3,242
CD premium	10,664	10,567
Other	300	1,619

Total gross deferred tax assets	$236,425	$188,614

FDIC indemnification assets	(19,233)	(27,576)
Borrowings	(12,935)	(15,892)
Net unrealized gains on securities available for sale	(5,833)	(5,099)

Total gross deferred tax liabilities	$(38,001)	$(48,567)

Net temporary differences	198,424	140,047
Valuation allowance	—	—

Net deferred tax asset	$198,424	$140,047

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including projections of future operating results as well as the significant cumulative losses incurred by the operations acquired in recent years. These factors represent the most significant positive and negative evidence that management considered in concluding that no valuation allowance was necessary at December 31, 2012 and 2011.

During the year ended December 31, 2012, the Company recorded $33,975 in additional deferred tax assets resulting from improvements in forecasted tax deductible credit losses from acquired loans from TIBB, CBKN and GRNB. At each respective acquisition date, the Company records an estimate of deferred tax assets expected to be realized in connection with differences between the book and tax bases of assets and liabilities acquired. Such estimates include assumptions of expected realization of deductible credit losses associated with the acquired loan portfolio. These estimates are based on facts and circumstances existing at each respective acquisition date. According to Section 1374 of the Internal Revenue Code of 1986, bad debt deductions arising from debts owed at the beginning of the recognition period are not limited as built-in-losses under Section 382, if the deduction is properly taken into account after the first twelve months of the recognition period. As the actual credit losses resulting from acquired loans which qualified as bad debt deductions limited by Section 382 were lower than previously estimated consistent with our 2011 tax returns filed during the third quarter of 2012, the Company increased its deferred tax assets.

At December 31, 2012, the Company had $93,790 of Federal and state net operating loss carryforwards which begin to expire after 2029 if unused and are subject to an annual limitation of $10,888.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South Carolina, North Carolina, Tennessee, and Virginia.

At December 31, 2012, 2011 and 2010, the Company had no amounts recorded for uncertain tax positions and does not expect the amount to change significantly during the next twelve months.

18.	Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31, 2012:

	Total	Fixed Rate	Variable Rate
Commitments to make loans	$65,079	$61,771	$3,308
Unfunded commitments under lines of credit	671,772	48,901	622,871

Total Commitments	$736,851	$110,672	$626,179

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Commitments to make loans are generally made for periods of 30 days. As of December 31, 2012, the fixed rate loan commitments have interest rates ranging from 1.6% to 14.0% and maturities ranging from 1 year to 30 years.

As of December 31, 2012 the Bank was subject to performance letters of credit totaling $14,327, financial letters of credit totaling $14,897 and commercial letters of credit totaling $1,257.

19.	Fair Value

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

Cash & cash equivalents

For cash & cash equivalents, the carrying value is primarily utilized as a reasonable estimate of fair value.

Derivative financial instruments

Fair values for interest rate swaps, foreign exchange contracts, option agreements, forward loan sales agreements and interest rate caps are based upon the amounts required to settle the contracts. Fair values for commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements. Fair values for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.

Valuation of Investment Securities

The fair values of securities available for sale are determined by: 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs); 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs); and 3) for collateralized debt obligations and certain corporate debt securities that are not actively traded, custom discounted cash flow modeling (Level 3 inputs).

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

As of December 31, 2012, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies and certain corporate debt securities which are not actively traded. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Additionally, cash flows utilized in the modeling of the collateralized debt obligation security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers.

As of December 31, 2012, Capital Bank held industrial revenue bonds which are floating rate issues subject to change upon terms of the agreement. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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

Valuation of Impaired Loans and Other Real Estate Owned

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned is generally based on recent real estate appraisals and other available observable market information. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The Company generally uses independent external appraisers in this process who routinely make adjustments to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company’s policy is to update appraisals, at a minimum, annually for classified assets, which include collateral dependent loans and OREO. We consider appraisals dated within the past 12 months to be current and do not typically make adjustments to such appraisals. In the Company’s process for reviewing third-party prepared appraisals, any differences of opinion on values, assumptions or adjustments to comparable sales data are typically reconciled directly with the independent appraiser prior to acceptance of the final appraisal.

Sensitivity to Changes in Significant Unobservable Inputs

For recurring fair value estimates categorized within Level 3 of the fair value hierarchy, as of December 31, 2012, the Company owned a collateralized debt security, corporate bonds, and an Industrial Revenue bond. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of the collateralized debt security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers. Significant changes in any inputs in isolation would result in a significantly different fair value estimate.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2012

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities
U.S. Government agencies	$8,015	$—	$8,015	$—
States and political subdivisions—tax exempt	17,215	—	17,215	—
States and political subdivisions—taxable	573	—	573	—
Mortgage-backed securities—residential	973,853	—	973,853	—
Industrial revenue bond	3,800	—	—	3,800
Marketable equity securities	2,719	2,719	—	—
Corporate bonds	26	—	—	26
Trust preferred securities	246	246	—	—
Collateralized debt obligations	297	—	—	297

Available for sale securities	$1,006,744	$2,965	$999,656	$4,123

Gross asset value of derivatives	880	—	880	—
Liabilities
Gross liability value of derivatives	1,024	—	1,024	—

Assets measured at fair value on a recurring basis are summarized below as of December 31, 2011:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$637	$637	$—	$—

Available for sale securities
States and political subdivisions—tax exempt	34,245	—	34,245	—
States and political subdivisions—taxable	7,702	—	7,702	—
Mortgage-backed securities—residential	769,905	—	769,905	—
Mortgage-backed securities—residential private label	5,727	—	5,727	—
Industrial revenue bond	3,750	—	—	3,750
Marketable equity securities	1,807	1,807	—	—
Corporate bonds	2,810	—	2,020	790
Collateralized debt obligations	328	—	—	328

Available for sale securities	$826,274	$1,807	$819,599	$4,868

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 and held at December 31, 2012.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bond	Collateralized Debt Obligations
Beginning balance, January 1, 2012	$790	$3,750	$328
Included in earnings—other than temporary impairment	(38)	—	—
Included in earnings—gain on sale	81	—	32
Included in other comprehensive income—other than temporary impairment	—	50	19
Sales	(807)	—	(82)
Transfer in to Level 3	—	—	—

Ending balance December 31, 2012	$26	$3,800	$297

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and held at December 31, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bond	Collateralized Debt Obligations
Beginning balance, January 1, 2011	$—	$—	$795
Included in earnings—other than temporary impairment	(379)	—	(237)
Included in other comprehensive income—other than temporary impairment	—	—	(280)
Acquired in acquisitions	1,169	—	50
Transfer in to Level 3	—	3,750	—

Ending balance December 31, 2011	$790	$3,750	$328

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
Corporate bonds	$26	Discounted cash flow	Discount rate	20%
		Discounted cash flow	Default probability	95%

Industrial revenue bond	$3,800	Discounted cash flow	Current yield/discount rate	1.6-1.7%
		Discounted cash flow	Illiquidity factor	0.3%
		Discounted cash flow	Contractual rate	2.3%

Collateralized debt obligations	$297	Discounted cash flow	Discount rate	Libor +10.75% and +13%

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of December 31, 2012:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$85,819
Other repossessed assets	—	268	—

Other real estate owned measured at fair value as of December 31, 2012 had a carrying amount of $101,869, less a valuation allowance of $16,050. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

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

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$85,819	Fair value of property	Appraised value less costs to sell	7% -10%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Carrying amount and estimated fair values of financial instruments were as follows:

	Fair Value Measurement
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Financial Assets
Cash and cash equivalents	$734,874	$734,874	$734,874	$—	$—
Investment securities available for sale	1,006,744	1,006,744	2,965	999,656	4,123
Loans, net	4,635,670	4,918,464	—	11,276	4,907,188
Receivable from FDIC	8,486	8,486	—	8,486	—
Indemnification asset	49,417	49,417	—	—	49,417
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stock	39,217	39,217	—	—	39,217
Gross asset value of derivatives	880	880	—	880	—

Financial Liabilities
Noncontractual deposits	$3,802,170	$3,802,170	$—	$—	$3,802,170
Contractual deposits	2,070,698	2,075,342	—	—	2,075,342
Federal home loan bank advances	1,460	1,401	—	1,401	—
Short-term borrowings	41,508	41,507	—	41,507	—
Long-term borrowings	54,354	58,983	—	—	58,983
Subordinated debentures	126,076	124,798	—	—	124,798
Gross liability value of derivatives	1,024	1,024	—	1,024	—

December 31, 2011
Financial Assets
Cash and cash equivalents	$709,963	$709,963	$709,963	$—	$—
Trading securities	637	637	637	—	—
Investment securities available for sale	826,274	826,274	1,807	819,599	4,868
Loans, net	4,267,714	4,329,776	—	20,746	4,309,030
Receivable from FDIC	13,315	13,315	—	13,315	—
Indemnification asset	66,282	66,282	—	—	66,282
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stock	38,498	38,498	—	—	38,498

Financial Liabilities
Noncontractual deposits	$2,935,748	$2,935,748	$—	$—	$2,935,748
Contractual deposits	2,189,436	2,186,869	—	—	2,186,869
Federal home loan bank advances	221,018	236,919	—	236,919	—
Short-term borrowings	54,533	54,531	—	54,531	—
Long-term borrowings	55,243	58,419	—	—	58,419
Subordinated debentures	84,858	93,845	—	—	93,845
The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Reserve, Federal Home Loan Bank stock, indemnification asset and other bankers’ bank stock due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing.

The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

20.	Condensed Financial Information of Capital Bank Financial Corp.

The Condensed Balance Sheets as at December 31, 2012 and 2011 and Income Statements and Statements of Cash Flows for the years ended 2012, 2011, and 2010 for Capital Bank Financial Corp. (parent only) are as follows:

Condensed Balance Sheets December 31, 2012 and 2011

(Parent Only)

	2012	2011
Assets
Cash and due from banks	$125,444	$141,976
Investment in bank subsidiary	1,158,907	179,894
Investment in other subsidiaries	6,883	587,812
Note receivable due from subsidiary	3,393	—
Accrued interest receivable and other assets	8,822	8,703

Total assets	$1,303,449	$918,385

Liabilities and Shareholders’ Equity
Long-term borrowings	$132,067	$—
Accrued interest payable and other liabilities	15,351	1,980
Shareholders’ equity	1,156,031	916,405

Total Liabilities and Shareholders’ Equity	$1,303,449	$918,385

The increase in the Investment in bank subsidiary from 2011 to 2012 relates to the Reorganization as described in Note 1.

Condensed Statements of Income

Years Ended December 31, 2012, 2011 and 2010

(Parent Only)

	2012	2011	2010
Operating income
Interest income	$99	$1,516	$3,175
Dividend income from subsidiaries	35	—	—
Management fee income	3,200	2,533	—

Total operating income	3,334	4,049	3,175

Operating expense
Salaries and benefits including stock based compensation	21,233	11,426	3,635
Interest expense	2,512	—	—
Other expense	3,606	4,796	10,757

Total operating expense	27,351	16,222	14,392

Loss before income tax benefit and equity in undistributed earnings of subsidiaries	(24,017)	(12,173)	(11,217)
Income tax benefit	9,085	4,074	3,699

Loss before equity in undistributed earnings of subsidiaries	(14,932)	(8,099)	(7,518)
Equity in income of subsidiaries, net of tax	66,111	14,311	19,548

Net income	$51,179	$6,212	$12,030

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

Condensed Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(Parent Only)

	2012	2011	2010
Cash flows from operating activities
Net income	$51,179	$6,212	$12,030
Equity in income of subsidiaries	(66,111)	(14,311)	(19,548)
Stock-based compensation expense	18,667	9,090	—
Decrease in net income tax obligation	(8,820)	(4,074)	(3,699)
Change in accrued interest receivable and other assets	1,030	(880)	1,332
Change in accrued interest payable and other liabilities	(8,960)	208	(1)

Net cash used in operating activities	(13,015)	(3,755)	(9,886)

Cash flows from investing activities
Investment in bank subsidiary	—	(4,695)	(137,000)
Investment in bank holding company subsidiaries	(92,879)	(396,569)	(172,543)

Net cash used in investing activities	(92,879)	(401,264)	(309,543)

Cash flows from financing activities
Net proceeds from issuance of common shares and merger	89,362	—	339,713

Net cash provided by financing activities	89,362	—	339,713

Net (decrease) increase in cash and cash equivalents	(16,532)	(405,019)	20,284
Cash and cash equivalents
Beginning of period	141,976	546,995	526,711

End of period	$125,444	$141,976	$546,995

Supplemental disclosures of noncash transactions
Elimination of noncontrolling interest	79,413	—	—
Net acquisition of non-cash (liabilities)	(156,942)	(283,812)	(138,596)

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share data)

21.	Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and non-interest income are as follows:

	2012	2011	2010
Amortization of intangibles	4,718	4,248	818
Postage, courier and armored car expense	3,901	2,467	460
Stationery, printing and supplies	2,825	1,810	289
Operational charge-offs	2,463	1,901	87
Travel	2,316	1,586	382

22.	Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2012 and 2011:

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest income	$76,122	$69,438	$72,893	$74,141	$74,341	$63,722	$49,544	$40,305
Net interest income	66,007	60,334	63,345	63,852	63,580	54,216	40,685	32,839
Provision for loan losses	4,370	5,771	6,608	5,376	16,790	11,846	8,215	1,545
Net Income before attribution of noncontrolling interests	5,332	37,845	6,373	6,163	1,393	3,748	2,031	350
Net income attributable to Capital Bank Financial Corp.	5,332	35,083	5,511	5,253	1,015	3,210	1,587	400
Basic earnings per common share	$0.10	$0.76	$0.12	$0.12	$0.02	$0.07	$0.04	$0.01
Diluted earnings per common share	$0.10	$0.75	$0.12	$0.12	$0.02	$0.07	$0.03	$0.01

23.	Subsequent Event

On January 30, 2013, the Company submitted a redemption notice to the property trustee, which will result in the redemption of the trust preferred securities for SCMF’s capital trust II 7.95% deferrable interest junior subordinated debentures with a principal amount of $34,500. The trust preferred securities will be redeemed at the redemption price of ten dollars per share, plus accrued and unpaid distributions through the redemption date. The trust preferred securities have been callable at any time on or after January 1, 2009. Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of redemption, these trust preferred securities will no longer qualify as Tier 1 capital for the Company. These redemptions will be funded with available cash.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

(b)	Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Information about the Board of Directors and Their Committees” and “Executive Officers” under the caption “Election of Directors”, “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company’s 2013 Annual Shareholders Meeting is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. We have posted the text of our code of ethics on our website at www.capitalbank-us.com in the section titled “Investor Relations.” In addition, we intend to promptly disclose (i) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver, and the date of the waiver on our website in the future.

ITEM 11: EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Compensation of Directors” in the Proxy Statement to be utilized in connection with the Company’s 2013 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions “Management and Principal Shareholders” and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company’s 2013 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Director Independence” under “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement to be utilized in connection with the Company’s 2013 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Independent Public Accountants” in the Proxy Statement to be utilized in connection with the Company’s 2013 Annual Shareholders Meeting is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, are listed in Item 8.

2. Financial Statement Schedules

Financial Statement schedules have been omitted as the required information is not applicable or the required information has been incorporated in the consolidated financial statements and related notes incorporated by reference herein.

3. Exhibits

Exhibit Number	Description

2.1

Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of First National Bank of the South, Spartanburg, South Carolina, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.2

Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Metro Bank of Dade County, Miami, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.3

Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Turnberry Bank, Aventura, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.4

Agreement of Merger of TIB Bank with and into NAFH National Bank, by and between NAFH National Bank and TIB Bank, dated as of April 27, 2011 (incorporated by reference to Exhibit 2.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 3, 2011)

2.5

Agreement of Merger of Capital Bank with and into NAFH National Bank, by and between NAFH National Bank and Capital Bank, dated as of June 30, 2011 (incorporated by reference to Exhibit 2.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on July 7, 2011)

2.6

Agreement and Plan of Merger of GreenBank with and into Capital Bank, National Association, by and between GreenBank and Capital Bank, National Association, dated as of September 7, 2011 (incorporated by reference to Exhibit 2.9 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.7

Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 8, 2011 (incorporated by reference to Appendix A to the prospectus forming a part of North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.8

Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 1, 2011 (incorporated by reference to Exhibit 2.2 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.9

Agreement and Plan of Merger, by and between North American Financial Holdings, Inc. and Capital Bank Corporation, dated September 1, 2011 (incorporated by reference to Exhibit 2.3 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.10

Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated March 26, 2012 (incorporated by reference to Exhibit 2.10 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

2.11

Amendment No. 1 to Agreement and Plan of Merger by and between Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated as of June 25, 2012 (incorporated by reference to Exhibit 2.11 to our Registration Statement on Form S-1 (File No. 333-182453) filed with the SEC on June 29, 2012)

2.12

Amendment No. 2 to the Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated as of September 25, 2012 (incorporated by reference to Exhibit 2.3 to our Current report on Form 8-K filed with the SEC on October 5, 2012)

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)

4.1	Specimen Class A common stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

4.2

Registration Rights Agreement, dated as of December 22, 2009, by and between North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

4.3

Amendment No. 1, dated as of March 23, 2011, to the Registration Rights Agreement, dated as of December 22, 2009, by and among North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

4.4

Amendment No. 2, dated as of November 28, 2011, to the Registration Rights Agreement, dated as of December 22, 2009, by and among North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on December 27, 2011)

4.5

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of subsidiaries of the registrant have been omitted but will be furnished to the SEC upon request

10.1

Employment Agreement between North American Financial Holdings, Inc. and R. Eugene Taylor (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.2

North American Financial Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)†

10.3

Form of Indemnification Agreement between North American Financial Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on December 27, 2011)†

10.4

Registration Rights Agreement dated September 30, 2010, by and between TIB Financial Corp. and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)

10.5

Form of Indemnification Agreement by and between TIB Financial Corp. and its directors and certain officers (incorporated by reference to Exhibit 10.2 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)†

10.6

Form of Indemnification Agreement by and between TIB Bank and its directors and certain officers (incorporated by reference to Exhibit 10.3 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)†

10.7

Form of Written Agreement between TIB Financial Corp. and the Federal Reserve Bank of Atlanta (incorporated by reference to Exhibit 10.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on September 23, 2010)

10.8

Form of Consent Order between TIB Bank, the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulations (incorporated by reference to Exhibit 10.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on July 8, 2010)

Exhibit Number	Description

10.9

Form of Investment Agreement dated as of June 29, 2010, by and among TIB Financial Corp., TIB Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2010)

10.10

Investment Agreement, dated November 3, 2010, among Capital Bank Corporation, Capital Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

10.11

First Amendment to Investment Agreement, dated January 14, 2011, among Capital Bank Corporation, Capital Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 14, 2011)

10.12

Contingent Value Rights Agreement dated January 28, 2011, by Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)

10.13

Registration Rights Agreement dated January 28, 2011, by and between Capital Bank Corporation and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)

10.14

Form of Indemnification Agreement by and between Capital Bank Corporation and its directors and certain officers (incorporated by reference to Exhibit 10.3 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.15

Form of Indemnification Agreement by and between Capital Bank and its directors and certain officers (incorporated by reference to Exhibit 10.4 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.16

Investment Agreement, dated May 5, 2011, among Green Bankshares, Inc., GreenBank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Green Bankshares’ Current Report on Form 8-K filed with the SEC on May 6, 2011)

10.17

Stock Option Agreement, dated May 5, 2011, between Green Bankshares, Inc. and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Green Bankshares’ Current Report on Form 8-K filed with the SEC on May 6, 2011)

10.18

Contingent Value Rights Agreement dated September 7, 2011, by Green Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

10.19

Registration Rights Agreement dated September 7, 2011, by and between Green Bankshares, Inc. and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.19 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

10.20

Form of Indemnification Agreement by and between Green Bankshares, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.20 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.21

Form of Indemnification Agreement by and between GreenBank and its directors and certain officers (incorporated by reference to Exhibit 10.21 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.22

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Management (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

Exhibit Number	Description

10.23

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.24

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Management (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.25

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.26

Employment Agreement between Capital Bank Financial Corp. and Christopher G. Marshall (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.27

Employment Agreement between Capital Bank Financial Corp. and R. Bruce Singletary (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.28

Employment Agreement between Capital Bank Financial Corp. and Kenneth A. Posner (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.29

Lead Investor Agreement, dated December 22, 2009, by and among, North American Financial Holdings, Inc., Crestview-NAFH, LLC, R. Eugene Taylor, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 18, 2012).

10.30	Contingent Value Rights Agreement, dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on October 5, 2012)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Crowe Horwath LLP.

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

99.1	Report of Independent Registered Public Accounting Firm

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANK FINANCIAL CORP.

Date: March 26, 2013	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date: March 26, 2013	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2013.

Signature	Title

/s/ R. Eugene Taylor	Chairman and Chief Executive Officer
R. Eugene Taylor

/s/ Charles F. Atkins	Director
Charles F. Atkins

/s/ Martha M. Bachman	Director
Martha M. Bachman

/s/ Richard M. DeMartini	Director
Richard M. DeMartini

/s/ Peter N. Foss	Director
Peter N. Foss

/s/ William A. Hodges	Director
William A. Hodges

/s/ Oscar A. Keller III	Director
Oscar A. Keller III

/s/ Jeffery E. Kirt	Director
Jeffery E. Kirt

/s/ Samuel E. Lynch	Director
Samuel E. Lynch

/s/ Marc D. Oken	Director
Marc D. Oken

/s/ Christopher G. Marshall Christopher G. Marshall	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of First National Bank of the South, Spartanburg, South Carolina, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.2

Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Metro Bank of Dade County, Miami, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.3

Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Turnberry Bank, Aventura, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.4

Agreement of Merger of TIB Bank with and into NAFH National Bank, by and between NAFH National Bank and TIB Bank, dated as of April 27, 2011 (incorporated by reference to Exhibit 2.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 3, 2011)

2.5

Agreement of Merger of Capital Bank with and into NAFH National Bank, by and between NAFH National Bank and Capital Bank, dated as of June 30, 2011 (incorporated by reference to Exhibit 2.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on July 7, 2011)

2.6

Agreement and Plan of Merger of GreenBank with and into Capital Bank, National Association, by and between GreenBank and Capital Bank, National Association, dated as of September 7, 2011 (incorporated by reference to Exhibit 2.9 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.7

Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 8, 2011 (incorporated by reference to Appendix A to the prospectus forming a part of North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.8

Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 1, 2011 (incorporated by reference to Exhibit 2.2 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.9

Agreement and Plan of Merger, by and between North American Financial Holdings, Inc. and Capital Bank Corporation, dated September 1, 2011 (incorporated by reference to Exhibit 2.3 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.10

Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated March 26, 2012 (incorporated by reference to Exhibit 2.10 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

2.11

Amendment No. 1 to Agreement and Plan of Merger by and between Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated as of June 25, 2012 (incorporated by reference to Exhibit 2.11 to our Registration Statement on Form S-1 (File No. 333-182453) filed with the SEC on June 29, 2012)

2.12

Amendment No. 2 to the Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated as of September 25, 2012 (incorporated by reference to Exhibit 2.3 to our Current report on Form 8-K filed with the SEC on October 5, 2012)

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)

4.1	Specimen Class A common stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

4.2

Registration Rights Agreement, dated as of December 22, 2009, by and between North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

4.3

Amendment No. 1, dated as of March 23, 2011, to the Registration Rights Agreement, dated as of December 22, 2009, by and among North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

4.4

Amendment No. 2, dated as of November 28, 2011, to the Registration Rights Agreement, dated as of December 22, 2009, by and among North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on December 27, 2011)

4.5

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of subsidiaries of the registrant have been omitted but will be furnished to the SEC upon request

10.1

Employment Agreement between North American Financial Holdings, Inc. and R. Eugene Taylor (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.2

North American Financial Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)†

10.3

Form of Indemnification Agreement between North American Financial Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on December 27, 2011)†

10.4

Registration Rights Agreement dated September 30, 2010, by and between TIB Financial Corp. and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)

10.5

Form of Indemnification Agreement by and between TIB Financial Corp. and its directors and certain officers (incorporated by reference to Exhibit 10.2 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)†

10.6

Form of Indemnification Agreement by and between TIB Bank and its directors and certain officers (incorporated by reference to Exhibit 10.3 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)†

10.7

Form of Written Agreement between TIB Financial Corp. and the Federal Reserve Bank of Atlanta (incorporated by reference to Exhibit 10.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on September 23, 2010)

10.8

Form of Consent Order between TIB Bank, the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulations (incorporated by reference to Exhibit 10.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on July 8, 2010)

Exhibit Number	Description

10.9

Form of Investment Agreement dated as of June 29, 2010, by and among TIB Financial Corp., TIB Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2010)

10.10

Investment Agreement, dated November 3, 2010, among Capital Bank Corporation, Capital Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

10.11

First Amendment to Investment Agreement, dated January 14, 2011, among Capital Bank Corporation, Capital Bank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 14, 2011)

10.12

Contingent Value Rights Agreement dated January 28, 2011, by Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)

10.13

Registration Rights Agreement dated January 28, 2011, by and between Capital Bank Corporation and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)

10.14

Form of Indemnification Agreement by and between Capital Bank Corporation and its directors and certain officers (incorporated by reference to Exhibit 10.3 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.15

Form of Indemnification Agreement by and between Capital Bank and its directors and certain officers (incorporated by reference to Exhibit 10.4 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.16

Investment Agreement, dated May 5, 2011, among Green Bankshares, Inc., GreenBank and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Green Bankshares’ Current Report on Form 8-K filed with the SEC on May 6, 2011)

10.17

Stock Option Agreement, dated May 5, 2011, between Green Bankshares, Inc. and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Green Bankshares’ Current Report on Form 8-K filed with the SEC on May 6, 2011)

10.18

Contingent Value Rights Agreement dated September 7, 2011, by Green Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

10.19

Registration Rights Agreement dated September 7, 2011, by and between Green Bankshares, Inc. and North American Financial Holdings, Inc. (incorporated by reference to Exhibit 10.19 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

10.20

Form of Indemnification Agreement by and between Green Bankshares, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.20 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.21

Form of Indemnification Agreement by and between GreenBank and its directors and certain officers (incorporated by reference to Exhibit 10.21 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.22

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Management (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

Exhibit Number	Description

10.23

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.24

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Management (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.25

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.26

Employment Agreement between Capital Bank Financial Corp. and Christopher G. Marshall (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.27

Employment Agreement between Capital Bank Financial Corp. and R. Bruce Singletary (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.28

Employment Agreement between Capital Bank Financial Corp. and Kenneth A. Posner (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.29

Lead Investor Agreement, dated December 22, 2009, by and among, North American Financial Holdings, Inc., Crestview-NAFH, LLC, R. Eugene Taylor, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 18, 2012).

10.30	Contingent Value Rights Agreement, dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on October 5, 2012)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Crowe Horwath LLP.

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

99.1	Report of Independent Registered Public Accounting Firm

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

†	Indicates a management contract or compensatory plan.