Form 10-Q
period 2013-03-31
Capital Bank Financial Corp.
filed 2013-05-08
CIK 1479750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	32,192,017
Class B Non-Voting Common, $0.01 Par Value	22,806,553
Class	Outstanding as of April 30, 2013

CAPITAL BANK FINANCIAL CORP.

FORM 10-Q

For the Quarter Ended March 31, 2013

Capital Bank Financial Corp.

Consolidated Balance Sheets

(Unaudited)

(Dollars and shares in thousands, except per share data)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$93,251	$142,361
Interest-bearing deposits with banks	417,206	592,375
Federal funds sold	—	138

Total cash and cash equivalents	510,457	734,874

Investment securities available-for-sale (amortized cost $1,115,706 and $991,566 at March 31, 2013 and December 31, 2012, respectively)	1,131,957	1,006,744
Loans held for sale	12,588	11,276
Loans, net of deferred loan costs and fees	4,589,382	4,679,290
Less: allowance for loan losses	56,307	54,896

Loans, net	4,533,075	4,624,394

Other real estate owned	151,788	154,267
Receivable from FDIC	7,277	8,486
Indemnification asset	44,261	49,417
Premises and equipment, net	197,171	198,457
Goodwill	147,863	147,863
Intangible assets, net	27,315	28,636
Deferred income tax asset, net	194,548	198,424
Accrued interest receivable and other assets	125,580	132,875

Total assets	$7,083,880	$7,295,713

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing demand	$901,191	$895,274
Time deposits	1,919,091	2,070,698
Money market	1,095,240	1,125,967
Savings	508,992	492,187
Negotiable order of withdrawal accounts	1,274,185	1,288,742

Total deposits	5,698,699	5,872,868

Federal Home Loan Bank advances	1,415	1,460
Short-term borrowings	29,980	41,508
Long-term borrowings	146,490	180,430
Accrued interest payable and other liabilities	45,953	43,416

Total liabilities	5,922,537	6,139,682

Shareholders’ Equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 33,048 and 33,025 shares issued and outstanding, respectively	330	330
Common stock-Class B $0.01 par value: 200,000 shares authorized, 22,798 and 22,821 shares issued and outstanding, respectively	228	228
Additional paid in capital	1,078,372	1,076,797
Retained earnings	74,882	69,329
Accumulated other comprehensive income	9,986	9,347
Treasury stock, at cost, 143 shares	(2,455)	—

Total shareholders’ equity	1,161,343	1,156,031

Total liabilities and shareholders’ equity	$7,083,880	$7,295,713

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Interest and dividend income
Loans, including fees	$72,492	$68,101
Investment securities:
Taxable interest income	3,279	5,153
Tax-exempt interest income	166	301
Dividends	15	12
Interest-bearing deposits in other banks	372	222
Federal Home Loan Bank stock	490	345
Federal funds sold	—	7

Total interest and dividend income	76,814	74,141

Interest expense
Deposits	6,478	7,855
Long-term borrowings	2,500	1,944
Federal Home Loan Bank advances	1	473
Borrowings	13	17

Total interest expense	8,992	10,289

Net interest income	67,822	63,852
Provision for loan losses	6,904	5,376

Net interest income after provision for loan losses	60,918	58,476

Noninterest income
Service charges on deposit accounts	6,342	5,991
Fees on mortgage loans originated and sold	1,241	1,103
Investment advisory and trust fees	96	152
FDIC indemnification asset income (expense)	(2,169)	322
Debit card income	2,836	2,761
Other income	2,563	1,741
Investment securities gains, net	—	2,759
Other-than-temporary impairment losses on investments:
Gross impairment loss	—	(6)
Less: Impairments recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	—	(6)

Total noninterest income	10,909	14,823

Noninterest expense
Salaries and employee benefits	20,819	24,002
Stock-based compensation expense	1,577	6,473
Net occupancy and equipment expense	10,730	9,290
Foreclosed asset related expense	6,822	4,207
Loan workout expense	2,064	1,615
Conversion and merger related expense	113	1,288
Professional fees	2,648	3,727
Losses on extinguishment of debt	308	321
Legal settlement expenses	—	900
Computer services	3,100	2,354
CVR Expense	2,610	—
FDIC assessments	1,803	1,705
Telecommunication expenses	1,754	1,261
Other expenses	6,692	6,090

Total noninterest expense	61,040	63,233

Income before income taxes	10,787	10,066
Income tax expense	5,234	3,903

Net income before attribution of noncontrolling interests	5,553	6,163
Net income attributable to noncontrolling interests	—	910

Net income attributable to Capital Bank Financial Corp.	$5,553	$5,253

Basic income per share	$0.10	$0.12

Diluted income per share	$0.10	$0.12

The accompanying notes are an integral part of these financial statements.

CAPITAL BANK FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Net income	$5,553	$6,163
Other comprehensive income before tax:
Unrealized holding gains (losses) on available for sale securities	1,072	(1,192)
Less: Reclassification adjustments for gains recognized in income	—	(2,732)

Other comprehensive income (loss), before tax	1,072	(3,924)
Tax effect	(433)	1,513

Other comprehensive income (loss), net of tax	639	(2,411)

Comprehensive income	$6,192	$3,752
Less: Comprehensive income attributable to noncontrolling interests	—	693

Comprehensive income attributable to Capital Bank Financial Corp.	$6,192	$3,059

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars and shares in thousands)	Shares Common Stock Class A	Class A Stock	Shares Common Stock Class B	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Shareholders’ Equity
Balance, December 31, 2012	33,025	$330	22,821	$228	$1,076,797	$69,329	$9,347	$—	$—	$1,156,031
Net income	—	—	—	—	—	5,553	—	—	—	5,553
Other comprehensive income, net of tax expense of $433	—	—	—	—	—	—	639	—	—	639
Fractional shares	—	—	—	—	(2)	—	—	—	—	(2)
Stock based compensation and related tax effect	—	—	—	—	1,577		—	—	—	1,577
Purchase of treasury stock	—	—	—	—	—	—	—	(2,455)	—	(2,455)
Conversion of shares	23	—	(23)	—	—	—	—	—	—	—

Balance, March 31, 2013	33,048	$330	22,798	$228	$1,078,372	$74,882	$9,986	$(2,455)	$—	$1,161,343

Balance, December 31, 2011	20,028	$200	26,122	$261	$890,627	$18,150	$7,167	$—	$74,505	$990,910
Net income	—	—	—	—	—	5,253	—	—	910	6,163
Other comprehensive loss, net of tax benefit of $1,513	—	—	—	—	—	—	(2,194)	—	(217)	(2,411)
Restricted stock grants	306	4	—	—	(4)	—	—	—	—	—
Stock based compensation and related tax effect	—	—	—	—	6,470	—	—	—	3	6,473

Balance, March 31, 2012	20,334	$204	26,122	$261	$897,093	$23,403	$4,973	$—	$75,201	$1,001,135

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Cash flows from operating activities
Net income	$5,553	$6,163
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of acquired loans	(45,135)	(50,314)
Depreciation and amortization	5,280	3,498
Provision for loan losses	6,904	5,376
Deferred income tax	3,445	1,811
Net amortization of investment securities premium/discount	3,296	2,775
Other than temporary impairment of investment securities	—	6
Net realized gains on sales of investment securities	—	(2,759)
Stock-based compensation expense	1,577	6,473
Gain on sales of OREO	(1,188)	(1,021)
OREO valuation adjustments	6,590	3,032
Other	(643)	(75)
Loss on extinguishment of debt	308	321
Mortgage loans originated for sale	(40,848)	(46,282)
Proceeds from sales of mortgage loans originated for sale	40,777	56,515
Fees on mortgage loans sold	(1,241)	(1,103)
FDIC indemnification asset expense ( income)	2,169	(322)
Loss on sale/disposal of premises and equipment	—	85
Proceeds from FDIC loss share agreements	5,566	—
Change in accrued interest receivable and other assets	2,762	4,056
Change in accrued interest payable and other liabilities	2,612	(11,623)

Net cash used in operating activities	(2,216)	(23,388)

Cash flows from investing activities
Purchases of investment securities	(196,984)	(496,449)
Sales of investment securities	—	32,482
Repayments of principal and maturities of investment securities available for sale	69,547	50,707
Net sales (purchases) of FHLB and Federal Reserve stock	3,161	(2,296)
Net decrease in loans	111,455	90,666
Purchases of premises and equipment	(2,452)	(7,769)
Proceeds from sales of OREO	15,768	19,601

Net cash provided by (used in) investing activities	495	(313,058)

Cash flows from financing activities
Net increase (decrease) in demand, money market and savings accounts	(22,562)	147,591
Net decrease in time deposits	(151,606)	(135,106)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(11,528)	3,542
Net decrease of long term FHLB advances	(45)	(147,825)
Prepayment of long-term borrowings	(34,500)	—
Purchase of treasury stock	(2,455)	—

Net cash used in financing activities	(222,696)	(131,798)

Net decrease in cash and cash equivalents	(224,417)	(468,244)
Cash and cash equivalents at beginning of period	734,874	709,963

Cash and cash equivalents at end of period	$510,457	$241,719

Supplemental disclosures of cash:
Interest paid	$10,887	$13,070
Cash collections of contractual interest on acquired impaired loans	33,837	44,017
Income taxes paid	800	12,573
Supplemental disclosures of noncash transactions:
OREO acquired through loan transfers	$18,691	$23,285

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

1. Basis of Presentation

Principles of Consolidation and Nature of Operations

Capital Bank Financial Corp (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in Delaware and headquartered in Florida whose business is conducted primarily through Capital Bank, National Association (“Capital Bank, NA” or the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. CBF has a total of 164 full service banking offices located in Florida, North Carolina, South Carolina, Tennessee and Virginia.

In September 2012, Capital Bank Corporation (“CBKN”), Green Bankshares Inc. (“GRNB”) and TIB Financial Corp. (“TIBB”), majority owned subsidiaries of the Company, merged with and into Capital Bank Financial Corp. with CBF continuing as the surviving corporation (the “Reorganization”). Upon completion of the Reorganization, the outstanding common shares held by the minority shareholders were converted into an aggregate of 3,709 shares of CBF’s Class A common stock.

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

On October 1, 2012, the Company completed its acquisition of Southern Community Financial Corporation, a publicly held bank holding company headquartered in Winston Salem, North Carolina. See Note 3 – Business Combinations, for further information regarding this acquisition.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. For further information refer to the Company’s consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that will have a material effect on the financial statements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For public entities, this ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012. This update adopted on January 1, 2013, as required, impacted presentation only and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU No. 2012-06, “Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The adoption on January 1, 2013, as required, did not have a material impact on the Company’s consolidated financial condition or results of operations. Subsequent changes in the measurement of the indemnification asset will be accounted for on the same basis as the changes in the assets subject to indemnification resulting from future changes in the expected cash flows.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

In July 2012, the FASB issued ASU No. 2012-02, “Topic 350—Intangibles Goodwill and Other”, which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This ASU was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption on July 1, 2012, did not have a material impact on the Company’s consolidated financial condition or results of operations for the quarter ended March 31, 2013.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The application of this ASU was clarified by ASU 2013-01. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Earnings Per Common Share

Basic earnings per share is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and unvested restricted shares computed using the treasury stock method. Earnings per share have been computed based on the following:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Weighted average number of common shares outstanding:
Basic	54,623	45,183
Dilutive effect of options outstanding	—	—
Dilutive effect of restricted shares	870	295

Diluted	55,493	45,478

The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Anti-dilutive stock options	2,871	2,781
Anti-dilutive restricted shares	—	—

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

3. Business Combinations and Acquisitions

CBF Acquisition of Southern Community Financial Corporation

On October 1, 2012, the acquisition of all of the preferred and common share interests of Southern Community Financial Corporation (“SCMF” or “Southern Community”) was consummated for a total purchase price of $99,325 in cash. In addition, SCMF shareholders received a contingent value right (“CVR”) which could pay up to $1.30 per share (maximum potential payment of $21,912) in cash at the end of a five-year period based on 75% of the savings to the extent that legacy loan and foreclosed asset losses are less than a prescribed amount. As part of the acquisition, the Company purchased from the United States Department of the Treasury (the “Treasury”) all of the outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrants originally issued by SCMF to the Treasury in connection with SCMF’s participation in the Treasury’s Troubled Asset Relief Program (“TARP”). The cash purchase price included approximately $46,932 paid in cash to the Treasury, which is equal to the outstanding liquidation amount of the preferred stock and is included in the $99,325 above. Subsequently, SCMF cancelled the Series A Preferred stock. SCMF was the parent of Southern Community Bank and Trust, a bank with 22 branches in Winston-Salem, the Piedmont Triad, and other North Carolina markets. The acquisition of SCMF will allow the Company to continue to fill in its footprint in targeted areas. For the acquisition of SCMF, estimated fair values of assets acquired and liabilities assumed are based on the information that is available and the Company believes this information provides a reasonable basis for determining fair values. Management is evaluating these fair values and they are subject to revision as more detailed analyses are completed and additional information becomes available. Among other analyses being conducted, additional analyses of the potential impact of the legacy institution’s underwriting criteria and risk rating procedures and practices on commercial real estate loans and residential and home equity loans are currently in process. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the preliminary fair values recorded.

The following table summarizes the Company’s investment and SCMF’s opening balance sheet as of October 1, 2012 adjusted to preliminary fair values:

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

.Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

Pro Forma

The following table reflects the pro forma total net interest income, non-interest income and net income for the quarter ended March 31, 2012 as though the acquisition of SCMF had taken place as of the beginning of fiscal 2012. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on the first day of the respective period, nor of future results of operations.

Quarter Ended March 31, 2012
Net interest income	$74,940
Non-interest income	17,764
Net income	6,068

4. Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2013, and December 31, 2012 are presented below:

	March 31, 2013
Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$16,400	$38	$77	$16,361
Asset-backed securities	47,430	3	103	47,330
States and political subdivisions—tax exempt	14,365	1,174	—	15,539
States and political subdivisions—taxable	508	64	—	572
Marketable equity securities	2,731	—	29	2,702
Mortgage-backed securities—residential issued by government sponsored entities	1,029,991	15,810	538	1,045,263
Industrial revenue bond	3,750	107	—	3,857
Corporate bonds	26	—	—	26
Collateralized debt obligations	505	—	198	307

	$1,115,706	$17,196	$945	$1,131,957

	December 31, 2012
Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$7,913	$102	$—	$8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

	$991,566	$16,460	$1,282	$1,006,744

Proceeds from sales and calls of securities available for sale were $985 and $32,482 for the quarters ended March 31, 2013 and 2012, respectively. Gross gains of approximately $0 and $2,731 were realized on these sales and calls during the quarters ended March 31, 2013 and 2012, respectively. For the quarters ended March 31, 2013 and 2012, net gains from investments including trading securities, was $0 and $2,759, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

The table below presents a rollforward for the quarters ended March 31, 2013 and 2012 of the other than temporary impairment credit losses recognized in earnings.

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Beginning balance	$660	$616
Additions/subtractions:
Credit losses recognized during the period	—	6

Ending balance	$660	$622

The estimated fair value of investment securities available for sale at March 31, 2013, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

	Estimated Fair Value	Yield
Due in one year or less	$204	2.79%
Due after one year through five years	1,905	2.11%
Due after five years through ten years	8,044	3.97%
Due after ten years	73,839	1.29%
Mortgage-backed securities—residential	1,045,263	1.60%

	$1,129,255	1.60%
Marketable equity securities	2,702

	$1,131,957

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2013	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$8,412	$77	$—	$—	$8,412	$77
Asset-backed securities	15,476	103	—	—	15,476	103
Marketable equity securities	2,702	29	—	—	2,702	29
Mortgage-backed securities— residential	139,064	457	17,489	81	156,553	538
Collateralized debt obligation	—	—	307	198	307	198

Total temporarily impaired	$165,654	$666	$17,796	$279	$183,450	$945

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Marketable equity securities	$988	$12	$—	$—	$988	$12
Mortgage-backed securities— residential	247,515	846	21,221	212	268,736	1,058
Trust preferred securities	246	4	—	—	246	4
Collateralized debt obligation	—	—	297	208	297	208

Total temporarily impaired	$248,749	$862	$21,518	$420	$270,267	$1,282

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

The Company owns a collateralized debt obligation (“CDO”) collateralized by trust preferred securities issued primarily by banks and several insurance companies. Valuation and measurement of other-than-temporary impairment (“OTTI”) of this investment falls under ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows which would require the recognition of impairment. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates. Interest payment deferrals are generally treated as defaults even though they may not actually result in defaults.

Based on this analysis, as of March 31, 2013, the estimated fair value of the CDO improved by $10 during the period. In addition, the credit loss potential of the CDO improved. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

As of March 31, 2013, the Company’s security portfolio consisted of 131 securities, 16 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The majority of the mortgage-backed securities at March 31, 2013 and December 31, 2012 were issued by U.S. government-sponsored entities and agencies, institutions which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013, or December 31, 2012.

Investment securities having carrying values of approximately $446,446 at March 31, 2013 were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

5. Loans

Major classifications of loans, including loans held for sale, are as follows:

	March 31, 2013	December 31, 2012
Non-owner occupied commercial real estate	$879,864	$895,187
Other commercial construction and land	400,708	405,481
Multifamily commercial real estate	76,158	85,020
1-4 family residential construction and land	79,647	82,124

Total commercial real estate	1,436,377	1,467,812

Owner occupied commercial real estate	1,042,648	1,059,469
Commercial and industrial loans	640,299	658,328

Total commercial	1,682,947	1,717,797

1-4 family residential	825,978	836,112
Home equity loans	417,843	430,667
Other consumer loans	137,658	137,157

Total consumer	1,381,479	1,403,936

Other (1)	101,167	101,021

Total loans	$4,601,970	$4,690,566

(1) Other loans include deposit customer overdrafts of $1,995 and $3,250 as of March 31, 2013 and December 31, 2012, respectively.

Total loans as of March 31, 2013 and December 31, 2012, include $12,588 and $11,276 of 1-4 family residential loans held for sale and $1,270 and $673 of deferred loan origination costs, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired or PCI Loans”) and (ii) non-PCI loans. Loans originated by the Company and loans acquired through the purchase of CBKN, GRNB, SCMF and TIBB are excluded from the loss sharing agreements and are classified as “non covered.” Additionally, certain consumer loans acquired through the acquisitions of First National Bank in Spartanburg, South Carolina, Metro Bank in Miami, Florida and Turnberry Bank in Aventura, Florida (collectively, the “Failed Banks”) from the FDIC are specifically excluded from the loss sharing agreements.

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

Loans acquired are recorded at fair value in accordance with acquisition accounting, exclusive of any loss share agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows adjusted for expected credit losses and interest rate fluctuations. At the time of acquisition, the Company accounted for the impaired purchased loans by segregating each portfolio into loan pools with similar risk characteristics, which included:

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

The table below presents a rollforward of accretable yield and income expected to be earned related to purchased credit-impaired loans:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Balance, beginning of period	$552,999	$715,479
New loans purchased	—	—
Accretion of income	(45,135)	(50,314)
Reclassifications from nonaccretable difference	10,273	9,725
Disposals	(27,916)	(35,740)

Balance, end of period	$490,221	$639,150

Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

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

Because of the loss protection provided by the FDIC, the risks of CBF covered loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Refer to Note 8 – Other Real Estate Owned, for the covered and non-covered balances of other real estate owned.

As a result from overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy Green Bankshares portfolio, the Company recognized a $2,610 CVR expense.

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of March 31, 2013 and December 31, 2012:

March 31, 2013	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$573,846	$218,864	$792,710
Other commercial C&D	302,986	69,726	372,712
Multifamily commercial real estate	37,313	26,657	63,970
1-4 family residential C&D	29,375	47,349	76,724

Total commercial real estate	943,520	362,596	1,306,116
Owner occupied commercial real estate	382,253	575,589	957,842
Commercial and industrial	165,603	459,288	624,891

Total commercial	547,856	1,034,877	1,582,733
1-4 family residential	445,344	295,379	740,723
Home equity	133,709	224,457	358,166
Consumer	22,038	115,567	137,605

Total consumer	601,091	635,403	1,236,494
Other	57,043	42,871	99,914

Total	$2,149,510	$2,075,747	$4,225,257

December 31, 2012	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$623,290	$176,925	$800,215
Other commercial C&D	318,025	55,734	373,759
Multifamily commercial real estate	46,148	27,258	73,406
1-4 family residential C&D	35,987	41,970	77,957

Total commercial real estate	1,023,450	301,887	1,325,337
Owner occupied commercial real estate	439,059	536,404	975,463
Commercial and industrial	204,991	436,280	641,271

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

December 31, 2012	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Total commercial	644,050	972,684	1,616,734
1-4 family residential	485,477	258,822	744,299
Home equity	135,737	234,820	370,557
Consumer	29,163	107,809	136,972

Total consumer	650,377	601,451	1,251,828
Other	56,238	40,419	96,657

Total	$2,374,115	$1,916,441	$4,290,556

Covered Loans

The following is a summary of the major categories of covered loans outstanding as of March 31, 2013 and December 31, 2012:

March 31, 2013	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$87,154	$—	$87,154
Other commercial C&D	27,996	—	27,996
Multifamily commercial real estate	12,188	—	12,188
1-4 family residential C&D	2,923	—	2,923

Total commercial real estate	130,261	—	130,261
Owner occupied commercial real estate	84,806	—	84,806
Commercial and industrial	15,012	396	15,408

Total commercial	99,818	396	100,214
1-4 family residential	84,948	307	85,255
Home equity	18,206	41,471	59,677
Consumer	53	—	53

Total consumer	103,207	41,778	144,985
Other	1,253	—	1,253

Total	$334,539	$42,174	$376,713

December 31, 2012	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$94,916	$56	$94,972
Other commercial C&D	31,722	—	31,722
Multifamily commercial real estate	11,614	—	11,614
1-4 family residential C&D	4,167	—	4,167

Total commercial real estate	142,419	56	142,475
Owner occupied commercial real estate	84,006	—	84,006
Commercial and industrial	16,451	606	17,057

Total commercial	100,457	606	101,063
1-4 family residential	91,586	227	91,813
Home equity	16,823	43,287	60,110
Consumer	185	—	185

Total consumer	108,594	43,514	152,108
Other	4,364	—	4,364

Total	$355,834	$44,176	$400,010

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of March 31, 2013 by class of loans:

Non-purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$—	$—	$—	$—	$—	$—	$—
Other commercial C&D	—	269	—	—	—	212	481
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential C&D	—	289	—	—	—	649	938

Total commercial real estate	—	558	—	—	—	861	1,419
Owner occupied commercial real estate	—	138	—	—	—	2,102	2,240
Commercial and industrial	—	553	—	—	66	6,466	7,085

Total commercial	—	691	—	—	66	8,568	9,325
1-4 family residential	—	3,374	—	—	—	3,901	7,275
Home equity	218	578	—	—	2,191	2,340	5,327
Consumer	—	1,186	—	—	—	427	1,613

Total consumer	218	5,138	—	—	2,191	6,668	14,215
Other	—	111	—	—	—	—	111

Total	$218	$6,498	$—	$—	$2,257	$16,097	$25,070

Purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Day Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$1,514	$10,238	$16,068	$46,551	$—	$—	$74,371
Other commercial C&D	277	16,057	19,616	85,140	—	—	121,090
Multifamily commercial real estate	263	869	2,100	4,324	—	—	7,556
1-4 family residential C&D	—	1,337	2,074	4,814	—	—	8,225

Total commercial real estate	2,054	28,501	39,858	140,829	—	—	211,242
Owner occupied commercial real estate	762	5,562	6,747	50,769	—	—	63,840
Commercial and industrial	—	1,941	888	28,388	—	—	31,217

Total commercial	762	7,503	7,635	79,157	—	—	95,057
1-4 family residential	965	12,086	11,487	43,638	—	—	68,176
Home equity	2,974	3,346	2,787	9,650	—	—	18,757
Consumer	—	661	2	450	—	—	1,113

Total consumer	3,939	16,093	14,276	53,738	—	—	88,046
Other	—	483	696	5,101	—	—	6,280

Total	$6,755	$52,580	$62,465	$278,825	$—	$—	$400,625

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at March 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
Non-owner occupied commercial real estate	$217,967	$—	$897	$—	$218,864
Other commercial C&D	68,850	322	554	—	69,726
Multifamily commercial real estate	26,342	—	315	—	26,657
1-4 family residential C&D	42,744	750	3,855	—	47,349

Total commercial real estate	355,903	1,072	5,621	—	362,596
Owner occupied commercial real estate	570,911	—	4,678	—	575,589
Commercial and industrial	448,516	1,575	9,593	—	459,684

Total commercial	1,019,427	1,575	14,271	—	1,035,273
1-4 family residential	291,312	305	4,069	—	295,686
Home equity	260,379	191	5,358	—	265,928
Consumer	115,111	—	456	—	115,567

Total consumer	666,802	496	9,883	—	677,181
Other	42,871	—	—	—	42,871

Total	$2,085,003	$3,143	$29,775	$—	$2,117,921

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

6. Allowance for Loan Losses

Activity in the allowance for loan losses for the quarters ended March 31, 2013 and 2012 is as follows:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Balance, beginning of period	$54,896	$34,749
Provision for loan losses charged to expense	6,904	5,376
Loans charged off	(7,321)	(242)
Recoveries of loans previously charged off	1,828	725

Balance, end of period	$56,307	$40,608

The following table presents the roll forward of the allowance for loan losses for the quarter ended March 31, 2013 by the class of loans against which the allowance is allocated:

	December 31, 2012	Provision	Net (Charge- offs)/Recoveries	March 31, 2013
Non-owner occupied commercial real estate	$2,991	$494	$(36)	$3,449
Other commercial C&D	12,704	(274)	442	12,872
Multifamily commercial real estate	243	(93)	41	191
1-4 family residential C&D	1,711	(175)	21	1,557

Total commercial real estate	17,649	(48)	468	18,069
Owner occupied commercial real estate	3,669	92	44	3,805
Commercial and industrial	7,043	7,548	(4,367)	10,224

Total commercial	10,712	7,640	(4,323)	14,029
1-4 family residential	15,218	1,391	28	16,637
Home equity	8,607	(3,370)	(683)	4,544
Consumer	2,077	653	(563)	2,167

Total consumer	25,902	(1,326)	(1,218)	23,358
Other	633	638	(420)	851

Total	$54,896	$6,904	$(5,493)	$56,307

The following table presents the roll forward of the allowance for loan losses for the quarter ended March 31, 2012 by the class of loans against which the allowance is allocated:

	December 31, 2011	Provision	Net (Charge- offs)/Recoveries	March 31, 2012
Non-owner occupied commercial real estate	$3,854	$(749)	$725	$3,830
Other commercial C&D	7,627	2,079	—	9,706
Multifamily commercial real estate	398	(262)	—	136
1-4 family residential C&D	921	240	—	1,161

Total commercial real estate	12,800	1,308	725	14,833
Owner occupied commercial real estate	5,454	316	—	5,770
Commercial and industrial	4,166	672	(2)	4,836

Total commercial	9,620	988	(2)	10,606
1-4 family residential	7,252	2,326	—	9,578
Home equity	2,711	495	(235)	2,971
Consumer	1,594	218	(5)	1,807

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

	December 31, 2011	Provision	Net (Charge- offs)/Recoveries	March 31, 2012
Total consumer	11,557	3,039	(240)	14,356
Other	772	41	—	813

Total	$34,749	$5,376	$483	$40,608

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans and by impairment evaluation method as of March 31, 2013:

	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,448	$2,001	$—	$218,864	$661,000
Other commercial C&D	—	2,063	10,809	—	69,726	330,982
Multifamily commercial real estate	—	128	63	—	26,657	49,501
1-4 family residential C&D	—	1,064	493	—	47,349	32,298

Total commercial real estate	—	4,703	13,366	—	362,596	1,073,781
Owner occupied commercial real estate	29	2,371	1,405	1,154	574,435	467,059
Commercial and industrial	3,653	4,730	1,841	5,069	454,615	180,615

Total commercial	3,682	7,101	3,246	6,223	1,029,050	647,674
1-4 family residential	—	1,809	14,828	—	283,098	530,292
Home equity	—	293	4,261	—	265,928	151,915
Consumer	—	1,775	392	—	115,567	22,091

Total consumer	—	3,877	19,481	—	664,593	704,298
Other	—	269	582	—	42,871	58,296

Total	$3,682	$15,950	$36,675	$6,223	$2,099,110	$2,484,049

(1)	Loans collectively evaluated for impairment include $231,784 of acquired home equity loans, $189,026 of commercial and agricultural loans and $74,093 of other consumer loans. The acquired home equity loans and commercial and agricultural loans are presented net of unamortized purchase discounts of $19,056 and $530, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and by impairment evaluation method as of December 31, 2012:

	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (2)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$688	$2,303	$—	$176,981	$718,206
Other commercial C&D	—	1,803	10,901	—	55,734	349,747
Multifamily commercial real estate	—	24	219	—	27,258	57,762
1-4 family residential C&D	—	938	773	—	41,970	40,154

Total commercial real estate	—	3,453	14,196	—	301,943	1,165,869
Owner occupied commercial real estate	38	2,519	1,112	1,756	534,648	523,065
Commercial and industrial	—	5,473	1,570	—	436,886	221,442

Total commercial	38	7,992	2,682	1,756	971,534	744,507
1-4 family residential	—	1,393	13,825	3,153	244,620	577,063
Home equity	—	313	8,294		278,107	152,560
Consumer	—	1,563	514	—	107,809	29,348

Total consumer	—	3,269	22,633	3,153	630,536	758,971
Other	—	324	309	—	40,419	60,602

Total	$38	$15,038	$39,820	$4,909	$1,944,432	$2,729,949

(2)	Loans collectively evaluated for impairment include $244,582 of acquired home equity loans, $171,666 of commercial and agricultural loans and $77,397 of other consumer loans. The acquired loans are presented net of unamortized purchase discounts of $17,687, $901 and $286, respectively.

7. FDIC Indemnification Asset

The Company has recorded an indemnification asset related to loss share agreements entered into with the FDIC wherein the FDIC will reimburse the Company for certain amounts related to certain acquired loans and other real estate owned should the Company experience a loss. Under the loss sharing arrangements, the FDIC has agreed to absorb 80% of all future losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. These agreements resulted from the purchase of the Failed Banks.

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

The following is a summary of the activity in the FDIC indemnification asset.

Balance, December 31, 2012	$49,417

Indemnification asset expense	(492)
Amortization on indemnification asset	(1,677)
Reimbursable losses claimed	(2,987)

Balance, March 31, 2013	$44,261

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

Balance, December 31, 2011	$66,282

Indemnification asset income	2,434
Amortization on indemnification asset	(2,112)
Reimbursable losses claimed	(2,890)

Balance, March 31, 2012	$63,714

8. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the quarters ended March 31, 2013 and 2012 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC for these periods were $32,961 and $44,367, respectively. Non-covered OREO ending balances for these periods were $118,827 and $125,066, respectively:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Balance, beginning of period	$154,267	$168,781
Real estate acquired from borrowers	18,691	23,285
Valuation adjustments	(6,590)	(3,032)
Properties sold	(14,580)	(19,601)

Balance, end of period	$151,788	$169,433

9. Federal Home Loan Bank Advances and Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank.

The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities issued by the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at March 31, 2013 and December 31, 2012 were $29,980 and $41,508, respectively.

The Bank invests in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.

At March 31, 2013, in addition to $25,450 in letters of credit issued by the Federal Home Loan Bank, of which $25,150 is used in lieu of pledging securities to the State of Florida, the Bank had $1,415 in advances outstanding with a carrying value of $1,415.

The advances as of March 31, 2013 consisted of the following:

Carrying Amount	Contractual Outstanding Amount	Maturity Date	Repricing Frequency	Contractual Rate at March 31, 2013
$832	$832	November 2017	Fixed	0.50%
583	583	February 2026	Fixed	0.00%

$1,415	$1,415

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, HELOC and commercial real estate secured loans. The amount of eligible collateral at March 31, 2013 provided for incremental borrowing availability of up to $292,670.

At December 31, 2012, in addition to $25,450 in letters of credit of which $25,150 is used in lieu of pledging securities to the State of Florida, the Bank had $1,460 in advances outstanding with a carrying value of $1,460.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

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

10. Long Term Borrowings

Structured repurchase agreements

At March 31, 2013, outstanding structured repurchase agreements totaled $50,000 of contractual amounts with carrying values of $54,133. These repurchase agreements have a weighted-average rate of 4.06% as of March 31, 2013 and are collateralized by $62,071 of mortgage-backed securities.

Carrying Amount	Contractual Amount	Maturity Date	Rate at March 31, 2013
$11,034	$10,000	November 6, 2016	4.75%
10,580	10,000	December 18, 2017	3.72%
11,019	10,000	March 30, 2017	4.50%
10,614	10,000	December 18, 2017	3.79%
10,886	10,000	March 22, 2019	3.56%

$54,133	$50,000

At December 31, 2012, outstanding structured repurchase agreements totaled $50,000 of contractual amounts with carrying values of $54,354. These repurchase agreements have a weighted-average rate of 4.06% as of December 31, 2012 and are collateralized by $66,511 of mortgage-backed securities.

Carrying Amount	Contractual Amount	Maturity Date	Rate at December 31, 2012
$11,102	$10,000	November 6, 2016	4.75%
10,608	10,000	December 18, 2017	3.72%
11,080	10,000	March 30, 2017	4.50%
10,644	10,000	December 18, 2017	3.79%
10,920	10,000	March 22, 2019	3.56%

$54,354	$50,000

Subordinated Debentures

Through its acquisitions of TIBB, CBKN, GRNB and SCMF, the Company assumed twelve separate pooled offerings of trust preferred securities. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s consolidated financial statements, but rather, the subordinated debentures are presented as liabilities.

The Trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The Trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the companies or the Trust, at their respective option after a period of time outlined

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

below, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board (“FRB”), if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default. On March 18, 2013, we called and redeemed $34,500 of trust preferred securities issued by SCMF, which had a fixed interest rate of 7.95%. The prepayment resulted in a $308 loss on extinguishment of debt.

Date of Offering	Original Face Amount	Carrying Amount March 31, 2013	Carrying Amount December 31, 2012	Interest Rate As of March 31, 2013	Call Date	Maturity Date
September 7, 2000	$8,000	$8,749	$8,762	10.6% Fixed	September 7, 2010	September 7, 2030
July 31, 2001	5,000	3,810	3,795	3.88% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
July 31, 2001	4,000	2,589	2,573	3.88% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
June 26, 2003	10,000	5,854	5,832	3.38% (3 Month LIBOR plus 310 basis points)	June 26, 2008	June 26, 2033
September 25, 2003	10,000	6,258	6,222	3.15% (3 Month LIBOR plus 285 basis points)	September 25, 2008	September 25, 2033
November 10, 2003	—	—	34,189	7.95% Fixed	November 10, 2008	December 31, 2033
December 30, 2003	10,000	5,636	5,614	3.15% (3 Month LIBOR plus 285 basis points)	December 30, 2008	December 30, 2033
June 28, 2005	3,000	1,509	1,497	1.96% (3 Month LIBOR plus 168 basis points)	June 28, 2010	June 28, 2035
December 22, 2005	10,000	4,409	4,383	1.68% (3 Month LIBOR plus 140 basis points)	December 22, 2010	March 15, 2036
December 28, 2005	13,000	6,305	6,255	1.82% (3 Month LIBOR plus 154 basis points)	December 28, 2010	March 15, 2036
June 23, 2006	20,000	10,991	10,918	1.85% (3 Month LIBOR plus 155 basis points)	June 23, 2011	July 7, 2036
May 16, 2007	56,000	27,425	27,220	1.93% (3 Month LIBOR plus 165 basis points)	May 16, 2012	May 16, 2037
June 15, 2007	10,000	5,254	5,243	1.71% (3 Month LIBOR plus 143 basis points)	June 15, 2012	September 6, 2037

	$159,000	$88,789	$122,503

Other Subordinated Debenturess

Through the acquisition of CBKN, the Company assumed $3,393 in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes had a carrying value of $3,568 and $3,573 as of March 31, 2013 and December 31, 2012, respectively. The Company may prepay the Notes at any time after March 18, 2015 subject to regulatory approval and compliance with applicable law. The Company’s obligation to repay the notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors and certain other financial obligations of the Company.

At March 31, 2013, the maturities of long-term borrowings were as follows:

	Fixed Rate	Floating Rate	Total
Due in 2014	$—	$—	$—
Due in 2015	—	—	—
Due in 2016	11,034	—	11,034
Due in 2017	32,213	—	32,213
Due in 2018	—	—	—
Thereafter	23,203	80,040	103,243

Total long-term debt	$66,450	$80,040	$146,490

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

At December 31, 2012, the maturities of long-term borrowings were as follows:

	Fixed Rate	Floating Rate	Total
Due in 2013 through 2015	$—	$—	$—
Due in 2016	11,102	—	11,102
Due in 2017	32,332	—	32,332
Thereafter	57,444	79,552	136,996

Total long-term debt	$100,878	$79,552	$180,430

11. Shareholders’ Equity and Minimum Regulatory Capital Requirements

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

To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and Total Risk-based ratios. At March 31, 2013 and December 31, 2012 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank as of March 31, 2013 and December 31, 2012 are presented in the following tables.

	Well Capitalized Requirement		Adequately Capitalized Requirement				Actual
March 31, 2013	Amount	Ratio	Amount		Ratio		Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated	N/A	N/A	≥	$274,848	≥	4.0%	$928,365	13.5%
Capital Bank, NA	≥$343,641	≥5.0%	≥	274,913	≥	4.0%	835,455	12.2%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	≥	$191,034	≥	4.0%	$928,365	19.4%
Capital Bank, NA	≥$286,548	≥6.0%	≥	191,032	≥	4.0%	835,455	17.5%
Total Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	≥	$382,067	≥	8.0%	$988,597	20.7%
Capital Bank, NA	≥$477,581	≥10.0%	≥	382,064	≥	8.0%	895,512	18.8%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

	Well Capitalized Requirement				Adequately Capitalized Requirement				Actual
December 31, 2012	Amount		Ratio		Amount		Ratio		Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A		N/A	≥	$281,459	≥	4.0%	$948,130	13.5%
Capital Bank, NA	≥	$351,928	≥	5.0%	≥	281,542	≥	4.0%	821,438	11.7%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$192,676	≥	4.0%	$948,130	19.7%
Capital Bank, NA	≥	$288,903	≥	6.0%	≥	192,602	≥	4.0%	821,438	17.1%
Total Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$385,352	≥	8.0%	$1,007,000	20.9%
Capital Bank, NA	≥	$481,504	≥	10.0%	≥	385,203	≥	8.0%	880,128	18.3%

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

As of March 31, 2013 and December 31, 2012, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.

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

Share Repurchases

On February 5, 2013, the Board of Directors authorized the repurchase of up to $50,000 of the Company’s common stock. During the first quarter of 2013, the Company repurchased $2,455 or 143 common shares at an average price of $17.13 per share, under the aforementioned plan. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheet and statement of changes in shareholders’ equity.

Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. Such repurchases are authorized by the Board of Directors through a stock repurchase program and are executed at the discretion of the management of the Company. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

12. Stock-Based Compensation

As of March 31, 2013, the Company had one compensation plan under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and stock bonus awards. This is its 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was effective December 22, 2009 and expires on December 22, 2019, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded through the 2019 expiration of the plan is 5,750 shares (limited to 10% of outstanding shares of common stock) of which up to 70% may be granted pursuant to stock options and up to 30% may be granted pursuant to restricted stock and restricted stock units. If any awards granted under the 2010 Plan are forfeited or any option terminates, expires or lapses without being exercised, or any award is settled for cash, the shares of stock shall again be available for awards under the 2010 Plan. Pursuant to the merger agreements, upon the September 2012 merger of TIBB, GRNB and CBKN with and into CBF, outstanding options to acquire TIBB, GRNB and CBKN stock automatically converted into options to purchase the Company’s stock as determined by the conversion ratio specified in the merger agreements, subject to the same terms and conditions as were applicable immediately prior to the mergers. The remaining 23 options that were formerly options to acquire TIBB, GRNB and CBKN stock have exercise prices ranging from $28.44 to $2,026.00 per share of the company common stock.

The following table summarizes the components and classification of stock-based compensation expense for the quarters ended March 31, 2013 and 2012.

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Stock options	$83	$4,294
Restricted stock	1,494	2,179

Total stock-based compensation expense	$1,577	$6,473

Salaries and employee benefits	$1,577	$6,142
Other expense	—	331

Total stock-based compensation expense	$1,577	$6,473

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $614 and $2,519 for the quarters ended March 31, 2013 and 2012, respectively.

Stock Options

Under the 2010 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options granted during the first quarter of 2012 vest over average service periods of approximately 6 months. There were no stock options granted during the quarter ended March 31, 2013.

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the prior period grants were developed based on ASC 718 and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.”

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the quarter ended March 31, 2012:

Quarter Ended March 31, 2012
Dividend yield	0.00%
Risk-free interest rate	0.91%
Expected option life	5.25 years
Volatility	45%
Weighted average grant-date fair value of options granted	$8.05

•

The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan. An increase in dividend yield will decrease stock compensation expense.

•

The risk-free interest rate was developed using the U.S. Treasury yield curve for a period equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

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

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the quarters ended March 31, 2013 and 2012, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.

A summary of the stock option activity for the quarters ended March 31, 2013 and 2012 is as follows:

	2013		2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	2,890	$21.39	2,236	$20.00
Granted	—	—	628	20.00
Exercised	—	—	—	—
Expired or forfeited	3	178.57	—	—

Balance, March 31,	2,887	$21.25	2,864	$20.00

The weighted average remaining term for outstanding stock options was approximately 7 years at March 31, 2013. The aggregate intrinsic value at March 31, 2013 and 2012 was $0 for stock options outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. There were 2,887 and 1,432 options exercisable at March 31, 2013 and 2012, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

Options outstanding at March 31, 2013 were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$20.00	2,864	7.18 years	$20.00	2,864	$20.00
28.44 - 2,026.00	23	3.35 years	173.92	23	178.58

$20.00 - $2,026.00	2,887	7.15 years	$21.25	2,887	$21.24

Options outstanding at March 31, 2012 were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$20.00	2,864	8.18 years	$20.00	1,432	$20.00

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares granted to employees is based upon the performance of the Company’s common stock. The terms of the restricted stock awards granted to employees during 2012 provide for vesting upon the achievement of stock price goals as follows: (1) 33% at $25.00 per share; (2) 33% at $28.00 per share; and (3) 33% at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target. There was no restricted stock granted during the quarter ended March 31, 2013.

The fair value of each restricted stock award granted to employees during the first quarter of 2012 was estimated as of the date of grant using a Monte Carlo approach based on Geometric Brownian Motion that simulated daily stock prices and the related consecutive 30 day average of the simulated stock price over a period of 10 years. The model projected the Company’s fair value of each vesting tranche of the restricted stock award from the mean or expected value from the 100,000 scenarios used.

The model described above requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used to compute the grant-date fair value of restricted stock awards granted during the quarter ended March 31, 2012.

Quarter Ended March 31, 2012
Grant date fair value of shares	$19.84
Risk-free interest rate	Forward Treasury Curve
Market risk premium	0.00%
Volatility	45.00%
Annual forfeiture estimate	0.00%
Weighted average grant-date fair value of restricted stock awards granted	$18.01

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

•	An increase in the annual forfeiture estimate will decrease stock compensation expense.

The value of the restricted stock is being amortized on a straight-line basis over the implied service periods.

A summary of the restricted stock activity is as follows:

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012
	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	1,212	$14.27	967	$13.00
Granted	—	—	307	19.84
Vested	—	—	—	—
Expired or forfeited	—	—	—	—

Balance, March 31,	1,212	$14.27	1,274	$14.65

13. Income Taxes

Income tax expense was as follows:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Current income tax provision:
Federal	$1,655	$1,903
State	134	189

	1,789	2,092

Deferred income tax provision:
Federal	3,098	1,628
State	347	183

	3,445	1,811

Total income tax expense	$5,234	$3,903

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported is as follows:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Pretax income from continuing operations	$10,787	$10,066

Income taxes computed at Federal statutory tax rate	3,775	3,523
Effect of:
CVR adjustment	1,185	—
Other, net	274	380

Total income tax expense	$5,234	$3,903

The net deferred tax assets as of March 31, 2013 and December 31, 2012 were $194,548 and $198,424, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered the following positive factors: projections of future operating results which forecast that the Company will continue to recognize

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

pre-tax income on a consolidated basis; the proceeds received from the initial public offering may be used to potentially make additional acquisitions or investments in the near future with the goal of further increasing profitability; significant reductions in operating expenses have been achieved as evidenced by continued progress in reducing compensation expense, occupancy costs, and OREO expenses; the Company expects interest rates to rise in the future, which should have a favorable impact on our net interest margin trend and overall return on profitability. A negative factor that management considered was the significant losses incurred by the acquired institutions as a result of the severe recession and significant decline in real estate values in their local markets. In addition, Section 382 of the Internal Revenue Code limits the ability of the Company to utilize net operating losses and deduct built in losses for income tax purposes. The Company appropriately considers these limitations and has taken into account such limitations in calculating the amount of the recorded net deferred tax assets. These factors represent the most significant positive and negative evidence that management considered in concluding that no valuation allowance was necessary at March 31, 2013 and December 31, 2012.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including, those deemed to be unusual, infrequent or which cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the quarter ended March 31, 2013, the change in value of the CVR and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy GreenBankshares portfolio. This expense is not deductible for income tax purposes and was treated discretely as described above. Accordingly, excluding the impact of the CVR expense, the effective income tax rate would have been approximately 37.5% during the first quarter of 2013.

At March 31, 2013 and December 31, 2012, the Company had $91,068 and $93,790 of Federal and state net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to an annual limitation of $10,888.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South Carolina, North Carolina, Tennessee, and Virginia.

At March 31, 2013 and December 31, 2012, the Company had no amounts recorded for uncertain tax positions.

14. Fair Value

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

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

As of March 31, 2013, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies and certain corporate debt securities which are not actively traded. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Additionally, cash flows utilized in the modeling of the collateralized debt obligation security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers.

As of March 31, 2013, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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

Sensitivity to Changes in Significant Unobservable Inputs

As discussed above, the Company owned a collateralized debt security, corporate bonds, and an Industrial Revenue bond which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of the collateralized debt security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers. Significant changes in any inputs in isolation would result in significantly different fair value estimates.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2013:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$16,361	$—	$16,361	$—
Asset-backed securities	47,330	—	47,330	—
States and political subdivisions—tax exempt	15,539	—	15,539	—
States and political subdivisions—taxable	572	—	572	—
Mortgage-backed securities—residential	1,045,263	—	1,045,263	—
Industrial revenue bonds	3,857	—	—	3,857
Marketable equity securities	2,702	2,702	—	—
Corporate bonds	26	—	—	26
Collateralized debt obligations	307	—	—	307

Available for sale securities	$1,131,957	$2,702	$1,125,065	$4,190

Gross asset value of derivatives	$612	$—	$612	$—

Liabilities
Gross liability value of derivatives	$807	$—	$807	$—

Assets measured at fair value on a recurring basis are summarized below as of December 31, 2012:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$8,015	$—	$8,015	$—
States and political subdivisions—tax exempt	17,215	—	17,215	—
States and political subdivisions—taxable	573	—	573	—
Mortgage-backed securities—residential	973,853	—	973,853	—
Industrial revenue bonds	3,800	—	—	3,800
Marketable equity securities	2,719	2,719	—	—
Corporate bonds	26	—	—	26
Trust preferred securities	246	246	—	—
Collateralized debt obligations	297	—	—	297

Available for sale securities	$1,006,744	$2,965	$999,656	$4,123

Gross asset value of derivatives	$880	$—	$880	$—

Liabilities
Gross liability value of derivatives	$1,024	$—	$1,024	$—

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2013 and held at March 31, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2013	$26	$3,800	$297
Included in earnings—other than temporary impairment	—	—	—
Included in earnings—gain on sale	—	—	—
Included in other comprehensive income	—	57	10
Sales	—	—	—
Transfer in to Level 3	—	—	—

Ending balance March 31, 2013	$26	$3,857	$307

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and held at March 31, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2012	$790	$3,750	$328
Included in earnings—other than temporary impairment	—	—	—
Included in earnings—gain on sale	—	—	—
Included in other comprehensive income	—	—	42
Sales	—	—	(82)
Transfer in to Level 3	—	—	—

Ending balance March 31, 2012	$790	$3,750	$288

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Corporate bonds	$26	Discounted cash flow	Discount rate	20%
			Default probability	95%

Industrial revenue bonds	$3,857	Discounted cash flow	Discount rate	1.6-1.7%
			Illiquidity factor	0.3%
			Contractual rate	2.7%

Collateralized debt obligations	$307	Discounted cash flow	Discount rate	Libor +10.75% and +13%

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
Corporate bonds	$26	Discounted cash flow	Discount rate	20%
		Discounted cash flow	Default probability	95%

Industrial revenue bond	$3,800	Discounted cash flow	Current yield/discount rate	1.6-1.7%
		Discounted cash flow	Illiquidity factor	0.3%
		Discounted cash flow	Contractual rate	2.3%

Collateralized debt obligations	$297	Discounted cash flow	Discount rate	Libor +10.75% and +13%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of March 31, 2013:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$105,214
Other repossessed assets	—	399	—

Other real estate owned measured at fair value as of March 31, 2013 had a carrying amount of $126,926, less a valuation allowance of $21,712. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

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

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2013	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$105,214	Fair value of property	Appraised value less costs to sell	7% -10%

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$85,819	Fair value of property	Appraised value less costs to sell	7% -10%

Carrying amount and estimated fair values of financial instruments were as follows:

	Fair Value Measurement
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Financial Assets
Cash and cash equivalents	$510,457	$510,457	$510,457	$—	$—
Investment securities available for sale	1,131,957	1,131,957	2,702	1,125,065	4,190
Loans, net	4,545,663	4,802,450	—	12,588	4,789,862
Receivable from FDIC	7,277	7,277	—	7,277	—
Indemnification asset	44,261	44,261	—	—	44,261
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stock	36,056	36,056	—	—	36,056
Gross asset value of derivatives	612	612	—	612	—

	$6,276,283	$6,533,070	$513,159	$1,145,542	$4,874,369
Financial Liabilities
Noncontractual deposits	$3,779,608	$3,779,608	$—	$—	$3,779,608
Contractual deposits	1,919,091	1,924,924	—	—	1,924,924
Federal home loan bank advances	1,415	1,354	—	1,354	—
Short-term borrowings	29,980	29,979	—	29,979	—
Long-term borrowings	54,133	57,930	—	—	57,930
Subordinated debentures	92,357	92,550	—	—	92,550
Gross liability value of derivatives	807	807	—	807	—

	$5,877,391	$5,887,152	$—	$32,140	$5,855,012
December 31, 2012
Financial Assets
Cash and cash equivalents	$734,874	$734,874	$734,874	$—	$—
Investment securities available for sale	1,006,744	1,006,744	2,965	999,656	4,123
Loans, net	4,635,670	4,918,464	—	11,276	4,907,188
Receivable from FDIC	8,486	8,486	—	8,486	—
Indemnification asset	49,417	49,417	—	—	49,417
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stock	39,217	39,217	—	—	39,217
Gross asset value of derivatives	880	880	—	880	—

	$6,475,288	$6,758,082	$737,839	$1,020,298	$4,999,945
Financial Liabilities
Noncontractual deposits	$3,802,170	$3,802,170	$—	$—	$3,802,170
Contractual deposits	2,070,698	2,075,342	—	—	2,075,342
Federal home loan bank advances	1,460	1,401	—	1,401	—
Short-term borrowings	41,508	41,507	—	41,507	—
Long-term borrowings	54,354	58,983	—	—	58,983
Subordinated debentures	126,076	124,798	—	—	124,798
Gross liability value of derivatives	1,024	1,024	—	1,024	—
	$6,097,290	$6,105,225	$—	$43,932	$6,061,293

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Reserve, Federal Home Loan Bank stock, indemnification asset and other bankers’ bank stock due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for expected credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing.

The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

15. Derivative Instruments

The Company has stand-alone derivative financial instruments which it acquired in its purchase of Southern Community, primarily in the form of interest rate swaps, foreign exchange contracts, option agreements, and interest rate caps. These transactions involve both credit and market risk.

The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income during the period of change. The $122 net cash settlement on these derivatives during the first quarter of 2013 is as follows: $220 in non-interest income and $98 in non-interest expense.

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

The Company’s derivative instrument contracts which are recorded in other assets and other liabilities on the Company’s balance sheet, consist of the following:

	March 31, 2013		December 31, 2012
	Fair Value	Notional Amount	Fair Value	Notional Amount
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$—	$25,000	$70	$25,000
Interest rate cap contracts (maturing in 2014)	—	12,500	—	12,500
Interest rate swaps associated with loan contracts (maturing in 2014)	—	2,343	—	2,366
Currency exchange contracts (maturing in 2013)	(201)	10,000	(214)	10,000
Forward loan sales contracts (maturing in 2013)	6	22,265	—	10,858

	$(195)	$72,108	$(144)	$60,724

The primary objective for each of these contracts is to minimize risk. Interest rate risk being the primary risk for the interest rate caps, swaps and forward loan sales contracts. Foreign exchange currency fluctuation risk is the primary risk for the foreign exchange contracts. The interest rate on the underlying $10,000 certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank). The currency exchange contracts are also based on this proprietary index. Forward loan sales contracts had a de minimis value as of December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, our ability to integrate our new management and directors without encountering potential difficulties, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank, NA’s technology and information systems. Additional factors that could cause actual results to differ materially are discussed in the Company’s 10-K. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2013 and statements of income for the quarter ended March 31, 2013 and comparative periods when appropriate . Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part II, Item 1A and elsewhere in this report. See “Cautionary Notice Regarding Forward Looking Statements” in the beginning of this report.

The following discussion pertains to our historical results, which includes the operations of First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp. Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. In this discussion, unless the context suggests otherwise, references to “Old Capital Bank” refer to Capital Bank Corp.’s banking subsidiary prior to June 30, 2011, the date on which the Bank (then Known as NAFH National Bank) merged with Old Capital Bank and changed its name to Capital Bank, National Association.

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

Acquisitions

In September 2012, our majority owned subsidiaries, TIB Financial Corp. (“TIBB”), Green Bankshares Inc. (“GRNB”) and Capital Bank Corporation (“CBKN”), merged with and into Capital Bank Financial Corp. with CBF continuing as the surviving corporation (the “Reorganization”). Upon completion of the Reorganization, the outstanding common shares held by the minority shareholders were converted into an aggregate of 3.7 million shares of CBF’s Class A common stock.

On October 1, 2012, we acquired all of the common equity interest in Southern Community Financial Corporation (“SCMF”), a publicly held bank holding company headquartered in Winston Salem, North Carolina. The merger consideration for all of the common equity interest consisted of approximately $52.4 million in cash paid to Southern Community’s shareholders and approximately $46.9 million in cash paid to the Treasury for preferred stock issued to the Treasury as part of TARP. This acquisition expanded our market area in the North Carolina markets.

Comparability to Past Periods

The consolidated financial information presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the quarter ended March 31, 2013 includes our consolidated results, including Southern Community Financial Corporation. Accordingly, operating results for the quarters ended March 31, 2013 and 2012 are not generally comparable. In addition, results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheet at estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed immediately prior to acquisition. Therefore, certain comparisons to prior periods have been intentionally omitted unless observations we deem meaningful could be disclosed herein.

Material Trends and Developments

As part of the process of integrating the acquisitions into our line of business model, we have appointed experienced bankers to oversee loan and deposit production in each of our markets, centralized and consolidated back office operations and eliminated certain duplicative positions, improved productivity in our sales forces and established line of business reporting. These steps have helped us accelerate new loan production and core deposit growth. New loan production for the quarters ended March 31, 2013 and 2012 were $251.4 million and $196.8 million, respectively. Approximately 55.1% consisted of commercial loans for the quarter ended March 31, 2013 and 64.2% consisted of commercial loans for the quarter ended March 31, 2012. Core deposits were $3.8 billion at March 31, 2013, a decrease of $22.6 million from $3.8 billion on December 31, 2012.

Florida, South Carolina, North Carolina, and Tennessee accounted for 28.6%, 11.8%, 45.2%, and 14.5%, respectively, of our new loan originations for the quarter ended March 31, 2013.

Florida, South Carolina, North Carolina, Tennessee and Virginia accounted for 24.0%, 20.9%, 31.1%, 23.3% and 0.7%, respectively, of our new loan originations for the quarter ended March 31, 2012.

A significant portion of our core deposit decrease during the first quarter of 2013 resulted from a $10 million run-off in the legacy Southern Community footprint. The remainder was due to a loss of money market balances where we lowered rates and lost certain rate sensitive customers, partially offset by growth in checking accounts.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, refer to Company’s consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Balance Sheet Drivers

Loan Growth

We monitor new loan production on a weekly basis by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be high quality. For the quarter ended March 31, 2013, we originated a total of $251.4 million in loans comprised of $139.4 million of commercial loans, $68.6 million of consumer loans, $39.1 million of commercial real estate loans and $4.3 million of other loans. For the quarter ended March 31, 2012, we originated a total of $196.8 million in loans comprised of $126.4 million of commercial loans, $44.9 million of consumer loans, $24.1 million of commercial real estate loans and $1.4 million of other loans. In addition, our acquisition strategy, which focuses on acquiring assets and businesses in southeastern U.S. markets, has resulted in an increase of the number of commercial and consumer loans as the acquisition of SCMF led to the increase in the average balance of loans for the first quarter of 2013.

Asset Quality

In order to operate with a sound risk profile, we have focused on originating loans we believe to be of high quality and prudently disposing of non-performing assets as rapidly as possible.

We are working to improve the diversification of our portfolio by reducing the concentration of commercial real estate loans in the legacy acquired portfolios and increasing the contribution of newly originated commercial and consumer loans. We monitor the levels of each loan type in our portfolio on a quarterly basis.

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

Results of Operations

Overview

For the quarter ended March 31, 2013, we had net income of $5.6 million, or $0.10 per diluted share. Results for the quarter ended March 31, 2013 included $2.6 million of contingent value right (“CVR”) expense, $1.6 million of stock-based compensation associated with original founder awards, $0.3 million of loss on extinguishment of debt related to $34.5 million in prepayments of trust preferred securities and $0.1 million of merger related costs.

Operating and financial highlights for the quarter ended March 31, 2013 include the following:

•	Originated $251.4 million of new loans for the quarter, demonstrating continued execution of the Company’s organic growth strategies;

•	Cost of deposits declined 3 basis points during the quarter to 0.46%;

•	Provision expense of $6.9 million included a $7.8 million charge related to deterioration in a $9.2 million commercial credit;

•	Ended the first quarter with a tier 1 leverage ratio of 13.5%; and

•	Tangible book value increased $0.15 to $17.89.

Net Interest Income

Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks, investment securities, federal funds sold and securities purchased under agreements to resell. Our interest-bearing liabilities include deposits, federal funds purchased, subordinated debentures underlying the trust preferred securities we acquired in connection with our acquisitions, repurchase agreements and other short-term borrowings.

	Quarter Ended March 31, 2013			Quarter Ended December 31, 2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans(1)(2)	$4,628,838	$72,664	6.37%	$4,742,452	$72,004	6.04%
Investment securities(2)	1,006,647	3,549	1.43%	1,074,700	3,470	1.28%
Interest-bearing deposits in other banks	586,345	371	0.26%	562,937	371	0.26%
FHLB stock	38,866	490	5.11%	41,204	537	5.18%

Total interest-earning assets	6,260,696	77,074	4.99%	6,421,293	76,382	4.73%
Non-interest-earning assets:
Cash and due from banks	110,930			115,310
Other assets	810,418			815,086

Total non-interest-earning assets	921,348			930,396

Total assets	$7,182,044			$7,351,689

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,986,343	$5,035	1.03%	$2,199,407	$5,281	0.96%
Money market	1,113,841	629	0.23%	1,104,390	913	0.33%
Negotiable order of withdrawal accounts	1,275,914	555	0.18%	1,246,897	791	0.25%
Savings deposits	503,714	258	0.21%	467,009	343	0.29%

Total interest-bearing deposits	4,879,812	6,477	0.54%	5,017,703	7,328	0.58%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	43,250	14	0.13%	45,971	16	0.14%
Long-term borrowings	170,912	2,499	5.93%	179,282	2,771	6.15%

Total interest-bearing liabilities	$5,093,974	$8,990	0.72%	$5,242,956	$10,115	0.77%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	888,834			892,615
Other liabilities	33,536			63,010
Shareholders’ equity	1,165,700			1,153,108

Total non-interest-bearing liabilities and shareholders’ equity	2,088,070			2,108,733

Total liabilities and shareholders’ equity	$7,182,044			$7,351,689

Interest rate spread (tax equivalent basis)			4.28%			3.97%

Net interest income (tax equivalent basis)		$68,084			$66,267

Net interest margin (tax equivalent basis)			4.41%			4.11%
Average interest-earning assets to average interest-bearing liabilities	122.90%			122.47%

(1)	Average loans include non-performing loans.
(2)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

The table below details the components of the changes in net interest income for the quarter ended March 31, 2013 compared to the quarter ended December 31, 2012. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	Quarter Ended March 31, 2013 Compared to Quarter Ended December 31, 2012 Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans(1)(2)	$(1,749)	$2,409	$660
Investment securities(1)	(228)	307	79
Interest-bearing deposits in other banks	15	(15)	—
FHLB stock	(30)	(17)	(47)

Total interest income	$(1,992)	$2,684	$692

Interest expense
Time deposits	$(530)	$284	$(246)
Money market	8	(292)	(284)
Negotiable order of withdrawal accounts	18	(254)	(236)
Savings deposits	25	(110)	(85)
Short-term borrowings and FHLB advances	(1)	(1)	(2)
Long-term borrowings	(126)	(146)	(272)

Total interest expense	$(606)	$(519)	$(1,125)

Change in net interest income	$(1,386)	$3,203	$1,817

(1)

Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(2)	Average loan volumes include non-performing loans which results in the impact of the non-accrual of interest being reflected in the change in average rate on loans.

Our net interest income for the quarter ended March 31, 2013 increased by $1.8 million, or 2.7%, to $67.8 million, from $66.0 million for the quarter ended December 31, 2012. The increase was due to a decline in rates paid across all core deposit types and additional accretion from legacy loan portfolios, partially offset by lower average loan balances. Accordingly, the net interest margin increased 30 basis points to 4.41% and our net interest income spread increased to 4.28% for the quarter ended March 31, 2013 as compared to 3.97% for the quarter ended December 31, 2012. Loan yields increased to 6.37% from 6.04% largely driven by acquired impaired loan portfolio yields which increased to a weighted average of 7.13%, partially offset by new loan originations, which were booked at an average yield of 4.38% (an increase of 10 basis points over the prior quarter). Securities yields increased to 1.43% from 1.28% as excess liquidity was reinvested in a mix of government agency guaranteed asset backed securities and mortgage backed securities. Our cost of funds declined to 0.72% for the quarter ended March 31, 2013 from 0.77% for the quarter ended December 31, 2012, due to a decline in rates across all core deposit types led by money market accounts. Additionally, contributing to the cost of funds reduction was the late first quarter pre-payment of $34.5 million of high coupon trust preferred debt. Core deposits represent 66.3% of total deposit funding as of March 31, 2013 and deposits represented 97% of total bank funding.

As of March 31, 2013, we held cash and securities equal to 23.2% of total assets. We intend to use our current excess liquidity and capital for general corporate purposes, including loan growth as well as the acquisition of depository institutions that meet our investment standards. Our loan originations for the quarter ended March 31, 2013 totaled $251.4 million.

	Quarter Ended March 31, 2013			Quarter Ended March 31, 2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans(1)(2)	$4,628,838	$72,664	6.37%	$4,253,444	$68,445	6.47%
Investment securities(2)	1,006,647	3,549	1.43%	1,040,689	5,628	2.18%
Interest-bearing deposits in other banks	586,345	371	0.26%	418,452	229	0.22%
FHLB stock	38,866	490	5.11%	38,725	345	3.58%

Total interest-earning assets	6,260,696	77,074	4.99%	5,751,310	74,647	5.22%
Non-interest-earning assets:
Cash and due from banks	110,930			92,118
Other assets	810,418			709,965

Total non-interest-earning assets	921,348			802,083

Total assets	$7,182,044			$6,553,393

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,986,343	$5,035	1.03%	$2,118,417	$5,463	1.04%
Money market	1,113,841	629	0.23%	897,119	1,299	0.58%
Negotiable order of withdrawal accounts	1,275,914	555	0.18%	1,081,588	825	0.31%
Savings deposits	503,714	258	0.21%	308,681	267	0.35%

Total interest-bearing deposits	4,879,812	6,477	0.54%	4,405,805	7,854	0.72%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	43,250	14	0.13%	217,480	490	0.91%
Long-term borrowings	170,912	2,499	5.93%	125,650	1,944	6.22%

Total interest-bearing liabilities	$5,093,974	$8,990	0.72%	$4,748,935	$10,288	0.87%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	888,834			750,822
Other liabilities	33,536			50,639
Shareholders’ equity	1,165,700			1,002,997

Total non-interest-bearing liabilities and shareholders’ equity	2,088,070			1,804,458

Total liabilities and shareholders’ equity	$7,182,044			$6,553,393

Interest rate spread (tax equivalent basis)			4.28%			4.35%

Net interest income (tax equivalent basis)		$68,084			$64,359

Net interest margin (tax equivalent basis)			4.41%			4.50%
Average interest-earning assets to average interest-bearing liabilities	122.90%			121.11%

(1)	Average loans include non-performing loans.
(2)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

The table below details the components of the changes in net interest income for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012 Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans(1)(2)	$5,925	$(1,706)	$4,219
Investment securities(1)	(179)	(1,900)	(2,079)
Interest-bearing deposits in other banks	102	40	142
FHLB stock	1	144	145

Total interest income	$5,849	$(3,422)	$2,427

Interest expense
Time deposits	$(336)	$(92)	$(428)
Money market	260	(930)	(670)
Negotiable order of withdrawal accounts	129	(399)	(270)
Savings deposits	127	(136)	(9)
Short-term borrowings and FHLB advances	(230)	(246)	(476)
Long-term borrowings	667	(112)	555

Total interest expense	$617	$(1,915)	$(1,298)

Change in net interest income	$5,232	$(1,507)	$3,725

(1)

Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(2)	Average loan volumes include non-performing loans which results in the impact of the non-accrual of interest being reflected in the change in average rate on loans.

Our net interest income for the quarter ended March 31, 2013 increased by $4.0 million or 6.2% to $67.8 million, from $63.8 million for the quarter ended March 31, 2012. The increase reflects the inclusion of Southern Community Financial acquired on October 1, 2012, and a decline in rates across all deposit types. The net interest margin decreased 9 basis points to 4.41% for the quarter ended March 31, 2013 in comparison to 4.50% for the quarter ended March 31, 2012 due to a decrease in our net interest income spread which was 4.28% for the quarter ended March 31, 2013 as compared to 4.35% for the quarter ended March 31, 2012. Loan yields decreased to 6.37% from 6.47% principally due to $774.8 million in loans with a 5.31% weighted average yield acquired with SCMF. Net loan originations, which were booked at an average yield of 4.38% during the first quarter of 2013 and 4.50% over the twelve months subsequent to the first quarter of 2012. Securities yields decreased to 1.43% from 2.18% due to market interest rates remaining at historic lows limiting the yield of reinvestment of cash flows of higher yield investments. Cost of funds declined to 0.72% for the quarter ended March 31, 2013 from 0.87% for the quarter ended March 31, 2012, due to decline, in rates across all deposit types. The net increase in long-term borrowings was due to the acquisition of SCMF where $44.5 million in trust preferred securities were assumed of which we prepaid $34.5 million at the end of the first quarter of 2013. The decrease in short-term borrowings resulted from the repayment of $71.4 million in FHLB advances in continuation of a deleveraging strategy.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2013 was $6.9 million. The provision was comprised of $9.5 million related to the increase in the allowance for loan losses established for originated loans, and approximately $0.5 million related to acquired loans which were not considered impaired at the date of acquisition, partially offset by $3.1 million in net impairment reversals due to improvements in our expectations for future cash flows for acquired impaired loans. We originated $251.4 million in new loans during the quarter ended March 31, 2013. Of the $9.5 million related to the increase in the allowance for loan losses for originated loans, $7.8 million related to a single commercial credit relationship associated with suspected fraud. Of the $3.1 million in net impairment reversals related to the acquired impaired loans, approximately $3.4 million resulted from the covered portfolio partially offset by additional impairment of $0.3 million from the non-covered portfolio. We are covered by indemnification agreements with the FDIC for the covered loan portfolio, and a decrease in the value of the indemnification asset of approximately $2.4 million was associated with the provision for loan losses reversal for these loans during the quarter ended March 31, 2013.

The provision for loan losses for the quarter ended March 31, 2012 was $5.4 million. The provision was comprised of $4.0 million related to acquired impaired loans, $0.3 million related to acquired loans which were not considered impaired at the date of acquisition and $1.1 million related to the increase in the allowance for loan losses established for originated loans. We originated $196.8 million in new loans during the quarter ended March 31, 2012. Of the $4.0 million impairment related to the acquired impaired loans, $3.9 million resulted from the covered portfolio and $0.1 million resulted from the non-covered portfolio. An increase in the value of the indemnification asset of approximately $1.9 million was associated with the provision for loan losses for these loans during quarter ended March 31, 2012.

PCI loans, loans acquired where there was evidence of credit deterioration since origination and where it was probable that we will not collect all contractually required principal and interest payments, are aggregated in pools of loans with similar risk characteristics and accounted for as purchased credit-impaired. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If we have unfavorable changes in our estimates of cash flows expected to be collected for a loan pool (other than due to decreases in interest rate indices) which result in the present value of such cash flows being less than the recorded investment of the pool, we record the impairment through the provision for loan losses, resulting in an increase in the allowance for loan losses for that pool. If we have favorable changes in our estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.

Changes in expected cash flows on loan pools resulted from several factors, which include actual and projected maturity date extensions through renewals of certain loans along with maturity extensions related to workout strategies or borrower requests on other loans; improved precision in the cash flow estimation; actual payment and loss experience on certain loans; and changes to the internal risk ratings of certain loans. When actual and projected maturity dates are extended beyond the dates assumed in previous cash flow estimations, the expected lives of those loans are extended and cash flows as well as impairment and accretable yield can change. We forecast the payment stream of each pool of PCI loans at the original acquisition-date valuation as well as at each subsequent re-estimation date; however, previously un-forecasted loan renewals or extensions can occur as the borrowers’ cash flow needs and other circumstances change over time. Cash flow estimates have generally improved since the acquisition dates as our lending officers and credit administration department have been in regular contact with each borrower and have developed a fuller understanding of each borrowers’ financial condition and business or personal needs. Actual payment experience on certain loans can also change expected cash flows as problem loan resolutions, loan payoffs and prepayments occur. Finally, changes to the risk ratings of certain PCI loans occur based on our evaluation of the financial condition of borrowers. As the financial condition and repayment ability of borrowers improve over time, our policy is to upgrade the risk ratings associated with these loans and increase our cash flow expectations for these loans. Conversely, as the financial condition and repayment ability of borrowers deteriorate over time, our policy is to downgrade the associated risk ratings and decrease our cash flow expectations for these loans accordingly. The table below illustrates the impact of our first quarter 2013 estimates of expected cash flows on PCI loans on impairment and prospective yield:

		Weighted Average Prospective Yields
(Dollars in thousands)	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows
Covered portfolio:
Loan pools with impairment	$13,439	6.09%	8.89%
Loan pools with improvement	—	—	—

Covered portfolio total	$13,439	6.09%	8.89%

Non-covered portfolio:
Loan pools with impairment	$23,236	5.82%	6.25%
Loan pools with improvement	—	5.43%	7.75%

Non-covered portfolio total	$23,236	5.59%	7.11%

Total	$36,675	5.68%	7.39%

Non-interest Income

Non-interest income decreased to $10.9 million for the quarter ended March 31, 2013 from $14.8 million for the quarter ended March 31, 2012. Excluding the $2.8 million gain on sales of investment securities during the quarter ended March 31, 2012, a quarter over quarter decrease in FDIC indemnification asset income of $2.5 million resulting from improvements in our expectations for future cash flows for acquired impaired loans resulted in a $1.1 million decline in non-interest income, partially offset by increases in service charge fees, debit card income, fees on mortgage loans sold and OREO revenue which were partially due to the acquisition of SCMF.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Service charges on deposit accounts	$6,342	$5,991
Debit card income	2,836	2,761
Fees on mortgage loans sold	1,241	1,103
FDIC indemnification asset income (expense)	(2,169)	322
OREO revenue	528	—
Earnings on bank owned life insurance policies	403	212
Brokerage fees	187	286
Wire transfer fees	186	175
Investment advisory and trust fees	96	152
Investment securities gains, net	—	2,753
Other	1,259	1,068

Total non-interest income	$10,909	$14,823

Non-interest Expense

To evaluate and control operating costs, we monitor certain performance metrics including our efficiency ratio, which equals total non-interest expense divided by net revenue (net interest income plus non-interest income). Our efficiency ratio has been and is expected to continue to be significantly impacted by certain costs that follow acquisitions of troubled financial institutions. Our efficiency ratio for the quarter ended March 31, 2013 was 77.5%, which was impacted by $2.6 million of contingent value right (“CVR”) expense, $1.6 million of stock-based compensation associated with original founder awards, $0.3 million of loss on extinguishment of debt related to $34.5 million in prepayments of trust preferred securities and $0.1 million of merger related costs. Excluding the impact of these items, our adjusted efficiency ratio for the quarter ended March 31, 2013 was 71.7%.

Our efficiency ratio for the quarter ended March 31, 2012 was 80.4%, which was impacted by $6.5 million of stock-based compensation, $1.6 million of conversion and merger expenses due to integration of the acquired banks, $0.9 million of legal settlement expense, $0.3 million of loss on extinguishment of debt and $2.8 million of investment security gains. Excluding the impact of these items, our adjusted efficiency ratio for the quarter ended March 31, 2012 was 71.1%.

The adjusted efficiency ratio is a non-GAAP measure which we believe provides investors with information useful in understanding our business and our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently.

The adjusted efficiency ratios, which equal adjusted non-interest expense divided by adjusted net revenues (net interest income plus non-interest income), for the quarters ended March 31, 2013 and 2012 are as follows:

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012
	GAAP	Adjusted	GAAP	Adjusted
(Dollars in thousands)
Non-interest expense	$61,040	$61,040	$63,233	$63,233
Less: Stock-based compensation	—	1,577	—	6,473
Less: CVR expense (other expense)	—	2,610	—	—
Less: Conversion and merger related expense (conversion and merger expense and salaries and employee benefits	—	113	—	1,568
Less: Legal settlement (professional fees)	—	—	—	900
Less: Extinguishment of debt	—	308	—	321

Non-interest expense, adjusted	$61,040	$56,432	$63,233	$53,971

Net interest income	$67,822	$67,822	$63,852	$63,852
Non-interest income	10,909	10,909	14,823	14,823
Less: Investment security gains (investment securities gains, net)	—	—	—	2,753

Net revenue, adjusted	$78,731	$78,731	$78,675	$75,922

Adjusted Efficiency Ratio	77.5%	71.7%	80.4%	71.1%

Non-interest expense decreased to $61.0 million for the quarter ended March 31, 2013 from $63.2 million for the quarter ended March 31, 2012. The decrease is due to synergies experienced through the integration of multiple departments from our acquisitions and disciplined expense control along with a $4.9 million decrease in stock-based compensation associated with founders’ grants, offset by $2.6 million in expense associated with the CVR as a result of improvements in our legacy Green Bankshares portfolio. The CVR liability is measured each quarter based upon our most recent estimates of expected credit losses from each acquired portfolio. During the first quarter of 2013, the Company’s expected credit losses for loans acquired in the acquisition of GreenBankshares, Inc. declined below the $178.0 million threshold stipulated in the related CVR agreement. Accordingly, we recorded an expense associated with the change in the value of the related liability. Each CVR is payable after the fifth anniversary of the consummation of the respective acquisition and the current amount of the liability represents the expected payout discounted at an estimated market discount rate of 8% from the payout date to the reporting date.

Pro-forma for the amount reported by SCMF for the first quarter of 2012, salary and employee benefits were $7.8 million lower during the first quarter of 2013. Additionally, due to the higher level of loan origination activity during the first quarter of 2013, the amount of salary and benefit costs capitalized as direct loan origination costs increased by approximately $1.3 million as compared to the first quarter of 2012.

Occupancy expense increased by $1.4 million related to the operations of the SCMF network and facilities which we acquired in the fourth quarter of 2012.

Foreclosed asset related expenses increased in the first quarter of 2013 compared to the first quarter of 2012 mainly due to OREO write-downs of $3.6 million due to a decline in certain real estate values reflected in updated appraisals.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Salary and employee benefits	$20,819	$24,002
Stock-based compensation	1,577	6,473
Net occupancy expense	10,730	9,290
Foreclosed asset related expense	6,822	4,207
Loan workout expense	2,064	1,615
Professional fees	2,648	3,727
Computer services	3,100	2,354
CVR expense	2,610	—
Conversion and merger related expenses	113	1,288
FDIC assessments	1,803	1,705
Telecommunication expense	1,754	1,261
Amortization of intangibles	1,272	1,092
Postage, courier and armored car	1,096	995
Loss on extinguishment of debt	308	321
Operating supplies	1,067	589
Legal settlement expense	—	900
Travel expense	546	456
Insurance, non-building	513	390
Marketing and community relations	230	496
Other operating expense	1,968	2,072

Total non-interest expense	$61,040	$63,233

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

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. At March 31, 2013, we had a deferred tax asset of $194.5 million, which principally reflects the tax effect of the acquisition accounting adjustments made in connection with each of the acquisitions, subject to the limits of Section 382 of the Internal Revenue Code of 1986, as amended (which we refer to as the “Internal Revenue Code”), which determines our ability to preserve the tax benefits of existing net operating losses and built-in losses in a change of control.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including, those deemed to be unusual, infrequent or which cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the quarter ended March 31, 2013, the change in value of the CVR and related expense resulting from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy GreenBankshares portfolio. This expense is not deductible for income tax purposes and was treated discretely as described above.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make and our overall level of taxable income. See the notes to our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof. Additionally, there were no unrecognized tax benefits at March 31, 2013 and December 31, 2012, and we do not expect the total of unrecognized tax benefits to significantly increase in the next 12 months.

Quarter ended March 31, 2013

The provision for income taxes was $5.2 million for the quarter ended March 31, 2013. The effective income tax rate was approximately 48.5% for the quarter ended March 31, 2013. Excluding the discrete item discussed above, the effective income tax rate would have been approximately 37.5% for the quarter ended March 31, 2013.

Quarter ended March 31, 2012

The provision for income taxes was $3.9 million for the quarter ended March 31, 2012. The effective income tax rate was approximately 38.8% for the quarter ended March 31, 2012. There were no significant taxable or non-taxable amounts that impacted the effective tax rate for the quarter.

Net Income

For the quarter ended March 31, 2013, our net income attributable to CBF of $5.6 million or $0.10 per basic and diluted share, increased by $0.3 million as compared to $5.3 million or $0.12 per basic and diluted share for the quarter ended March 31, 2012. For the quarters ended March 31, 2013 and March 31, 2012, ROA was 0.08% and ROE was 0.48% and 0.52%, respectively. Our equity to assets ratio was 16.23% for the quarter ended March 31, 2013 compared to 15.31% for March 31, 2012. Net income for the quarter ended March 31, 2013 includes, $2.6 million of CVR expense, $1.6 million of stock-based compensation associated with original founder awards, $0.3 million of loss on extinguishment of debt related to $34.5 million in prepayments of trust preferred securities and $0.1 million of merger related costs. Net interest income of $67.8 million and non-interest income of $10.9 million were partially offset by the provision for loan losses of $6.9 million and non-interest expense of $61.0 million.

Financial Condition

Our assets totaled $7.1 billion and $7.3 billion at March 31, 2013 and December 31, 2012, respectively. Total loans at March 31, 2013 and December 31, 2012 were $4.6 billion and $4.7 billion, respectively. The decrease in total loans was due to resolutions of problem loans and strategic pay downs plus principal repayments, offset by new originations for the quarter. Total deposits were $5.7 billion and $5.9 billion at March 31, 2013 and December 31, 2012, respectively. The decrease in total deposits was primarily a result of continued planned shrinkage in high-cost legacy time deposits. Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $177.9 million and $223.4 million at March 31, 2013 and December 31, 2012, respectively. The decrease in borrowed funds was primarily due to the pre-payment of $34.5 million of trust preferred securities.

Shareholders’ equity was $1.2 billion at March 31, 2013 and December 31, 2012, respectively. During the quarter ended March 31, 2013, the Company’s Board of Directors authorized a $50.0 million stock repurchase program, and the Company repurchased approximately 143,000 shares of its common stock at an average price of $17.13 per share.

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

The following table sets forth the carrying amounts of our loan portfolio.

(Dollars in thousands)	As of March 31, 2013		As of December 31, 2012		Sequential Change
Loan Type	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$879,864	19.1%	$895,187	19.1%	$(15,323)	(1.7)%
Other commercial C&D	400,708	8.7%	405,481	8.6%	(4,773)	(1.1)%
Multifamily commercial real estate	76,158	1.7%	85,020	1.8%	(8,862)	(9.0)%
1-4 family residential C&D	79,647	1.7%	82,124	1.8%	(2,477)	(2.9)%

Total commercial real estate	$1,436,377	31.2%	$1,467,812	31.3%	$(31,435)	(2.1)%
Owner occupied commercial real estate	1,042,648	22.7%	1,059,469	22.6%	(16,821)	(1.9)%
Commercial and industrial	640,299	13.9%	658,328	14.0%	(18,029)	(3.9)%

Total commercial	$1,682,947	36.6%	$1,717,797	36.6%	$(34,850)	(2.5)%
1-4 family residential	825,978	17.9%	836,112	17.8%	(10,134)	(1.2)%
Home equity	417,843	9.1%	430,667	9.2%	(12,824)	(3.3)%
Consumer	137,658	3.0%	137,157	2.9%	501	0.4%

Total consumer	$1,381,479	30.0%	$1,403,936	29.9%	$(22,457)	(1.7)%
Other	101,167	2.2%	101,021	2.2%	146	0.2%

Total	$4,601,970	100.0%	$4,690,566	100.0%	$(88,596)	(2.1)%

During the quarter ended March 31, 2013, our loan portfolio decreased by $88.6 million due to $251.4 million of new loan originations, offset by $67.9 million in resolutions of problem loans and strategic paydowns and $272.1 million in net principal repayments during the period. The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans and reducing our overall concentration of commercial real estate loans. As illustrated in greater detail in the table below, commercial and industrial loans and consumer and other loans represented approximately 55.4% and 29.0%, respectively, of new loan production for the quarter ended March 31, 2013 and 70.2% and 20.8% for the quarter ended December 31, 2012. We expect that this production emphasis, which resulted in nearly 84.4% of our new loan production for the quarter ended March 31, 2013 in categories other than commercial real estate, along with normal runoff of the legacy portfolios, will, over time, lead to the continued reduction of our concentration in commercial real estate loans which represented approximately 31.2% of the outstanding balance of the loan portfolio at March 31, 2013.

Commercial loan production for the quarter ended March 31, 2013 was $139.4 million. As a result of stronger volumes, commercial loans made up over one-half of our new loan originations during the quarter ended March 31, 2013, while commercial real estate loans were 15.6% of new loan originations, consistent with our plans to reduce concentrations in this category.

The following table sets forth our new loan originations (excluding renewals of existing loans) segmented by loan type.

(Dollars in millions)	Quarter Ended March 31, 2013		Quarter Ended December 31, 2012
Loan Type	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$15.9	6.3%	$4.0	1.6%
Other commercial C&D	11.8	4.7%	2.7	1.1%
Multifamily commercial real estate	0.1	0.1%	6.2	2.4%
1-4 family residential C&D	11.3	4.5%	9.8	3.9%

Total commercial real estate	39.1	15.6%	22.7	9.0%
Owner occupied commercial real estate	57.2	22.7%	59.6	23.5%
Commercial and industrial	82.2	32.7%	118.1	46.7%

Total commercial	139.4	55.4%	177.7	70.2%
1-4 family residential	42.3	16.9%	27.8	11.0%
Home equity	4.1	1.6%	3.9	1.5%
Consumer	22.2	8.8%	17.7	7.0%

Total consumer	68.6	27.3%	49.4	19.5%
Other	4.3	1.7%	3.2	1.3%

Total	$251.4	100.0%	$253.0	100.0%

We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively, with the goal of reducing the concentration in our portfolio over time.

Florida, South Carolina, North Carolina and Tennessee accounted for 28.5%, 11.8%, 45.2% and 14.5% of our new loan originations, respectively, for quarter ended March 31, 2013. Florida, South Carolina, North Carolina and Tennessee accounted for 27.2%, 12.5%, 44.4% and 15.9% of our new loan originations, respectively, for the quarter ended December 31, 2012.

The contractual maturity distributions of our loan portfolio as of March 31, 2013 and December 31, 2012 are indicated in the tables below. The majority of these are amortizing loans.

	Loans Maturing (As of March 31, 2013)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$269,542	$433,184	$177,138	$879,864
Other commercial C&D	210,579	156,227	33,902	400,708
Multifamily commercial real estate	17,254	39,694	19,210	76,158
1-4 family residential C&D	61,549	6,400	11,698	79,647

Total commercial real estate	558,924	635,505	241,948	$1,436,377
Owner occupied commercial real estate	141,607	635,820	265,221	1,042,648
Commercial and industrial	211,181	374,585	54,533	640,299

Total commercial	352,788	1,010,405	319,754	$1,682,947
1-4 family residential	133,940	164,623	527,415	825,978
Home equity	23,085	109,112	285,646	417,843
Consumer	11,052	84,189	42,417	137,658

Total consumer	168,077	357,924	855,478	$1,381,479
Other	19,257	44,925	36,985	101,167

Total	$1,099,046	$2,048,759	$1,454,165	$4,601,970

	Loans Maturing (As of March 31, 2013)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$452,570	$1,188,866	$496,722	$2,138,158
Floating or adjustable interest rates	646,476	859,893	957,443	2,463,812

Total loans	$1,099,046	$2,048,759	$1,454,165	$4,601,970

	Loans Maturing (As of December 31, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$276,099	$441,269	$177,819	$895,187
Other commercial C&D	235,154	146,196	24,131	405,481
Multifamily commercial real estate	24,327	38,491	22,202	85,020
1-4 family residential C&D	63,942	7,504	10,678	82,124

Total commercial real estate	599,522	633,460	234,830	1,467,812
Owner occupied commercial real estate	148,200	666,341	244,928	1,059,469
Commercial and industrial	229,992	366,607	61,729	658,328

Total commercial	378,192	1,032,948	306,657	1,717,797
1-4 family residential	135,204	180,015	520,893	836,112
Home equity	25,785	102,611	302,271	430,667
Consumer	13,603	84,008	39,546	137,157

Total consumer	174,592	366,634	862,710	1,403,936
Other	22,043	46,146	32,832	101,021

Total	$1,174,349	$2,079,188	$1,437,029	$4,690,566

	Loans Maturing (As of December 31, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$467,516	$1,224,437	$491,568	$2,183,521
Floating or adjustable interest rates	706,833	854,751	945,461	2,507,045

Total loans	$1,174,349	$2,079,188	$1,437,029	$4,690,566

Asset Quality

Consistent with our strategy of operating with a sound risk profile, we have focused on originating loans we believe to be of high quality, prudently disposing of non-performing assets as rapidly as possible, and reducing the size of our legacy commercial real estate loan portfolio. To achieve these objectives, we underwrite new loans and manage existing loans in accordance with our underwriting standards under the direction of our chief risk officer. Additionally, we have assigned senior credit officers to oversee the Florida, Tennessee and Carolinas markets, and we have established a special assets division to dispose of legacy problem loans and OREO.

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

Covered Loans

As of March 31, 2013, covered loans were $376.7 million, representing 8.2% of our loan portfolio. Also as of March 31, 2013, the covered loans were 1.9% past due 30-89 days, 16.6% greater than 90 days past due and still accruing/accreting and 0.6% nonaccrual, reflecting the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date. Projected reimbursements from the FDIC relating to projected future losses on covered loans are recorded as the FDIC indemnification asset, which was $44.3 million as of March 31, 2013. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $7.3 million at March 31, 2013.

As of December 31, 2012, covered loans were $400.0 million, representing 8.5% of our loan portfolio. Also as of December 31, 2012, the covered loans were 1.8% past due 30-89 days, 18.4% greater than 90 days past due and still accruing/accreting and 0.7% nonaccrual. The FDIC indemnification asset was $49.4 million as of December 31, 2012. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $8.5 million at December 31, 2012.

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

Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental monthly and quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through March 31, 2013, totaling $109.9 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including independent reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans

As of March 31, 2013, non-covered loans were $4.2 billion, representing 91.8% of our loan portfolio. Also as of March 31, 2013, our non-covered loans were 1.4% past due 30-89 days, 6.6% greater than 90 days past due and still accruing/accreting and 0.4% nonaccrual.

As of December 31, 2012, non-covered loans were $4.3 billion, representing 91.5% of our loan portfolio. Also as of December 31, 2012, our non-covered loans were 1.2% past due 30-89 days, 6.5% greater than 90 days past due and still accruing/accreting and 0.2% nonaccrual.

As the majority of the loans are acquired impaired loans, these loans have also been affected by the real estate downturn and excessive commercial real estate concentrations. However, the credit quality of these loans is generally higher than that of the covered loans. In connection with the acquisitions, we applied acquisition accounting adjustments to the non-covered loans not originated by us to reflect estimates, at the time of acquisition, of the expected lifetime losses of such loans.

Covered and Non-Covered Loan Credit Quality Summary

The table below summarizes key loan credit quality indicators for our covered and non-covered loan portfolios as of the dates indicated:

	As of March 31, 2013				As of December 31, 2012
(Dollars in millions)	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans
Covered Portfolio
Non-owner occupied commercial real estate	$87.2	1.7%	18.5%	0.0%	$95.0	2.9%	18.2%	0.0%
Other commercial C&D	28.0	1.1%	70.0%	0.0%	31.7	0.3%	68.5%	0.0%
Multifamily	12.2	1.6%	17.2%	0.0%	11.6	0.0%	31.0%	0.0%
1-4 family residential C&D	2.9	0.0%	72.4%	0.0%	4.2	0.0%	83.3%	0.0%

Total commercial real estate	130.3	1.5%	30.6%	0.0%	142.5	2.0%	32.4%	0.0%

Owner occupied commercial real estate	84.8	0.9%	7.9%	0.0%	84.0	1.1%	9.0%	0.0%
Commercial & Industrial	15.4	0.0%	5.8%	0.6%	17.1	0.6%	11.7%	1.8%

Total commercial	100.2	0.8%	7.6%	0.1%	101.1	1.0%	9.5%	0.3%

1-4 family residential	85.2	1.2%	13.5%	0.0%	91.8	1.3%	14.9%	0.0%
Home equity	59.6	5.4%	4.7%	3.7%	60.1	3.3%	5.0%	4.2%
Consumer	0.1	0.0%	0.0%	0.0%	0.2	0.0%	0.0%	0.0%

Total consumer	144.9	2.9%	9.9%	1.5%	152.1	2.1%	11.0%	1.6%

Other	1.3	0.0%	53.8%	0.0%	4.3	0.0%	23.3%	0.0%

Total covered	$376.7	1.9%	16.6%	0.6%	$400.0	1.8%	18.4%	0.7%

Non-covered Portfolio
Non-owner occupied commercial real estate	$792.7	1.3%	5.9%	0.0%	$800.2	0.6%	5.5%	0.0%
Other commercial C&D	372.7	4.4%	22.8%	0.1%	373.8	1.9%	22.6%	0.0%
Multifamily	64.0	1.4%	6.7%	0.0%	73.4	0.3%	4.6%	0.0%
1-4 family residential C&D	76.7	2.1%	6.3%	0.9%	78.0	3.6%	6.8%	0.5%

Total commercial real estate	1,306.1	2.2%	10.8%	0.1%	1,325.4	1.1%	10.3%	0.0%

Owner occupied commercial real estate	957.8	0.6%	5.3%	0.2%	975.5	0.5%	5.6%	0.2%
Commercial and industrial	624.9	0.4%	4.5%	1.1%	641.2	0.7%	5.1%	0.3%

	As of March 31, 2013				As of December 31, 2012
(Dollars in millions)	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans
Total commercial	1,582.7	0.5%	5.0%	0.5%	1,616.7	0.5%	5.4%	0.3%

1-4 family residential	740.7	2.1%	5.9%	0.5%	744.3	2.3%	5.7%	0.5%
Home equity	358.2	1.1%	2.7%	0.7%	370.5	1.5%	2.6%	0.7%
Consumer	137.6	1.4%	0.4%	0.3%	137.0	2.3%	0.4%	0.3%

Total consumer	1,236.5	1.7%	4.4%	0.5%	1,251.8	2.1%	4.2%	0.5%

Other	99.9	0.5%	5.1%	0.0%	96.7	3.0%	2.3%	0.0%

Total non-covered	$4,225.2	1.4%	6.6%	0.4%	$4,290.6	1.2%	6.5%	0.2%

Total	$4,601.9	1.4%	7.4%	0.4%	$4,690.6	1.3%	7.5%	0.3%

Of the loans past due greater than 90 days and still in accruing/accreting status as of March 31, 2013, $62.5 million (or approximately 18.3%) were loans covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2012, $73.4 million (or approximately 20.8%) were loans covered by loss sharing agreements with the FDIC. All of these loans were acquired loans and such loans were either PCI loans or, based upon their recorded investment, were considered well secured and in the process of collection and met the criteria for reporting as 90 days past due and still accruing.

Total non-performing loans as of March 31, 2013 declined by $7.1 million to $359.6 million as compared to $366.7 million at December 31, 2012. The change in non-performing loans during the quarter ended March 31, 2013 was attributable to $18.7 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures and $38.9 million in resolutions. Partially offsetting these decreases were $50.6 million of loans that became non-performing.

During the quarter ended March 31, 2013 of the loans, we foreclosed, or received deeds in lieu of foreclosure, approximately 76% consisted of commercial real estate loans and approximately 9% and 22% were associated with the covered loans in Florida and South Carolina, respectively. Additionally, of the loans transferred to other real estate owned during the period, 31% were covered by loss sharing agreements.

Sales of other real estate owned were $14.6 million during the quarter ended March 31, 2013. Approximately 60% of the sales were commercial real estate, and approximately 13% and 33% were associated with the covered loans in Florida and South Carolina, respectively.

The customer-owed balances and carrying amounts as of March 31, 2013 and December 31, 2012 (which includes all amounts contractually owed by borrowers) are set forth in the table below:

(Dollars in millions)
Loan Type	Gross Customer Balance Owed March 31, 2013	Carrying Amount(1) March 31, 2013		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans(2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$95.9	$87.2		90.9%	$16.1	18.5%
Other commercial C&D	42.3	28.0		66.2%	19.6	70.0%
Multifamily	13.3	12.2		91.7%	2.1	17.2%
1-4 family residential C&D	3.3	2.9		87.9%	2.1	72.4%

Total commercial real estate	154.8	130.3		84.2%	39.9	30.6%

Owner occupied commercial real estate	88.8	84.8		95.5%	6.7	7.9%
Commercial and industrial	16.8	15.4		91.7%	1.0	6.5%

Total commercial	105.6	100.2		94.9%	7.7	7.7%

1-4 family residential	92.9	85.2		91.7%	11.5	13.5%
Home equity	69.7	59.6		85.5%	5.0	8.4%
Consumer	0.1	0.1		100.0%	0.0	0.0%

Total consumer	162.7	144.9		89.1%	16.5	11.4%

Other	8.0	1.3		16.3%	0.7	53.8%

Total covered	$431.1	$376.7	(1)	87.4%	$64.8	17.2%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$953.5	$792.7		83.1%	$46.6	5.9%
Other commercial C&D	718.1	372.7		51.9%	85.3	22.9%
Multifamily	85.2	64.0		75.1%	4.3	6.7%
1-4 family residential C&D	117.5	76.7		65.3%	5.5	7.2%

Total commercial real estate	1,874.3	1,306.1		69.7%	141.7	10.8%

Owner occupied commercial real estate	1,048.7	957.8		91.3%	52.8	5.5%
Commercial and industrial	750.1	624.9		83.3%	34.9	5.6%

Total commercial	1,798.8	1,582.7		88.0%	87.7	5.5%

1-4 family residential	850.3	740.7		87.1%	47.5	6.4%
Home equity	430.0	358.2		83.3%	12.0	3.4%
Consumer	151.8	137.6		90.6%	0.9	0.7%

Total consumer	1,432.1	1,236.5		86.3%	60.4	4.9%

Other	118.8	99.9		84.1%	5.1	5.1%

Total non-covered	$5,224.0	$4,225.2	(1)	80.9%	$294.9	7.0%

Total	$5,655.1	$4,601.9		81.4%	$359.7	7.8%

(1)

The carrying amount for total covered loans represents a discount from the total gross customer balance of $54.4 million or 12.6%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $998.8 million or 19.1%.

(2)	Includes loans greater than 90 days past due.

(Dollars in millions)
Loan Type	Gross Customer Balance Owed December 31, 2012	Carrying Amount December 31, 2012(1)		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans(2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$148.9	$95.0		63.8%	$17.3	18.2%
Other commercial C&D	98.2	31.7		32.3%	21.7	68.5%
Multifamily	22.4	11.6		51.8%	3.6	31.0%
1-4 family residential C&D	6.3	4.2		66.7%	3.5	83.3%

Total commercial real estate	275.8	142.5		51.7%	46.1	32.4%

Owner occupied commercial real estate	100.8	84.0		83.3%	7.6	9.0%
Commercial and industrial	26.8	17.1		63.8%	2.3	13.5%

Total commercial	127.6	101.1		79.2%	9.9	9.8%

1-4 family residential	124.3	91.8		73.9%	13.7	14.9%
Home equity	81.9	60.1		73.4%	5.5	9.2%
Consumer	0.2	0.2		100.0%	0.0	0.0%

Total consumer	206.4	152.1		73.7%	19.2	12.6%

Other	19.1	4.3		22.5%	1.0	23.3%

Total covered	$628.9	$400.0	(1)	63.6%	$76.2	19.1%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$908.7	$800.2		88.1%	$44.1	5.5%
Other commercial C&D	668.1	373.8		55.9%	84.3	22.6%
Multifamily	84.1	73.4		87.3%	3.4	4.6%
1-4 family residential C&D	124.7	78.0		62.6%	5.7	7.3%

Total commercial real estate	1,785.6	1,325.4		74.2%	137.5	10.4%

Owner occupied commercial real estate	1,045.2	975.5		93.3%	56.7	5.8%
Commercial and industrial	756.7	641.2		84.7%	35.0	5.5%

Total commercial	1,801.9	1,616.7		89.7%	91.7	5.7%

1-4 family residential	831.3	744.3		89.5%	45.8	6.2%
Home equity	434.7	370.5		85.2%	12.4	3.3%
Consumer	150.3	137.0		91.2%	0.9	0.7%

Total consumer	1,416.3	1,251.8		88.4%	59.1	4.7%

Other	107.9	96.7		89.6%	2.2	2.3%

Total non-covered	$5,111.7	$4,290.6	(1)	83.9%	$290.5	6.8%

Total	$5,740.6	$4,690.6		81.7%	$366.7	7.8%

(1)

The carrying amount for total covered loans represents a discount from the total gross customer balance of $228.9 million or 36.4%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $821.1 million or 16.1%.

(2)	Includes loans greater than 90 days past due.

We regularly reassess the performance of the acquired portfolios by comparing actual to expected cash flows for pools of similar loans. For those pools that exhibit performance below expectations which result in the present value of such cash flows being less than the recorded investment of the pool, we record a provision to establish or increase an allowance for losses. For loan pools that perform above expectations such that the present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance and then record an increase in accretable yield, which is then amortized into net income as an increase in net interest income over the remaining life of the pool.

The changes in expected cash flows on certain loan pools during 2013 and 2012, resulted from several factors, which included actual and projected maturity date extensions through renewals of certain loans along with maturity extensions related to workout strategies or borrower requests on other loans, improved precision in the cash flow estimation for acquired loans, actual payment and loss experience on certain loans and changes to the internal risk ratings of certain loans. When actual and projected maturity dates are extended beyond the dates assumed in previous cash flow estimations, the expected lives of those loans are extended and cash flows as well as impairment and accretable yield can change. The Company forecasts the payment stream of each pool of PCI loans at the original acquisition-date valuation as well as at each subsequent re-estimation date; however, previously un-forecasted loan renewals or extensions can occur as the borrowers’ cash flow needs and other circumstances change over time. Cash flow estimates have improved for the acquired loans since the acquisition date as the Company’s lending officers and credit administration department have been in regular contact with each borrower and have developed a fuller understanding of each borrower’s financial condition and business or personal needs. Actual payment experience on certain loans can also change expected cash flows as problem loan resolutions, loan payoffs and prepayments occur. Finally, changes to the risk ratings of certain PCI loans occur based on the Company’s evaluation of the financial condition of its borrowers. As the financial condition and repayment ability of borrowers improve over time, the Company’s policy is to upgrade the risk ratings associated with these loans and increase its cash flow expectations for these loans. Conversely, as the financial condition and repayment ability of borrowers deteriorate over time, the Company’s policy is to downgrade the associated risk ratings and decrease its cash flow expectations for these loans accordingly.

Allowance for Loan Losses

For loans, we have recorded a provision to establish an allowance against loan losses. At March 31, 2013, the allowance for loan losses was $56.3 million of which $19.6 million related to loans we originated or acquired non-PCI loans. As of March 31, 2013, we have recorded provisions of $36.7 million associated with PCI loans. At December 31, 2012, the allowance for loan losses was $54.9 million of which $15.1 million related to loans we originated or acquired non-PCI loans, and we had recorded provisions of $39.8 million associated with PCI loans.

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. Based upon our most recent estimates of expected cash flows, approximately $36.7 million of the allowance for loan losses was required to be allocated for PCI loans as of March 31, 2013. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired. Otherwise, we estimate an allowance for each risk category.

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

The acquisitions of our initial banking operations during 2010, the acquisition of Capital Bank Corp. and Green Bankshares during the first and third quarter of 2011, respectively and the acquisition of Southern Community in the fourth quarter of 2012, resulted in significant purchase accounting adjustments to record acquired assets and assumed liabilities at fair value. The most significant adjustments related to loans that were initially recorded at values reflecting estimated fair values as of the various acquisition dates. Due to these accounting adjustments, no allowance for loan losses was recorded for acquired loans upon acquisition.

The provision for loan losses is a charge to income in the current period to establish or replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio for originated loans. A provision for loan losses is also required for any unfavorable changes in expected cash flows related to pools of purchased impaired loans. The provision for loan losses and expectations of cash flows may be impacted by many factors, including changes in the value of real estate collateralizing loans, net charge-offs and credit losses incurred, changes in loans outstanding, changes in impaired loans, historical loss rates and the mix of loan types. The provision for loan losses was $6.9 million and $5.4 million for the quarters ended March 31, 2013 and 2012, respectively. During the quarter ended March 31, 2013, $10.0 million of the provision for loan losses reflects the allowance for loan losses established for loans originated by us and non-PCI acquired loans, of which $7.8 million related to a single commercial credit relationship associated with suspected fraud. This provision was partially offset by $3.1 million of net impairment reversals related to favorable changes in estimates of expected cash flows in certain pools of purchased impaired loans.

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

Changes affecting the allowance for loan losses are summarized below:

(Dollars in thousands)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Allowance for loan losses at beginning of period	$54,896	$34,749
Charge-offs:
Non-owner occupied commercial real estate	81	—
Other commercial C&D	74	—
Multifamily commercial real estate	—	—
1-4 family residential C&D	—	—

Total commercial real estate	155	—
Owner occupied commercial real estate	—
Commercial and industrial	4,904	2

Total commercial	4,904	2
1-4 family residential	—	—
Home Equity	780	235
Consumer	701	5

Total consumer	1,481	240
Other	781	—

Total charge-offs	$7,321	$242

Recoveries:
Non-owner occupied commercial real estate	45	725
Other commercial C&D	516	—
Multifamily commercial real estate	41	—
1-4 family residential C&D	21	—

Total commercial real estate	623	725
Owner occupied commercial real estate	44	—
Commercial and industrial	537	—

Total commercial	581	—
1-4 family residential	28	—
Home Equity	97	—
Consumer	138	—

Total consumer	263	—
Other	361	—

Total recoveries	$1,828	$725

Net charge-offs (recoveries)	5,493	(483)
Provision for loan losses	6,904	5,376

Allowance for loan losses at end of period	$56,307	$40,608

During 2013, one owner occupied commercial real estate loan of $1.2 million and one commercial and industrial loan of $5.1 million were individually evaluated for impairment. The amount of the allowance for loan losses specifically reserved for these loans were $28 thousand and $3.7 million, and charge-offs were $0 and $4.1 million, respectively, during the quarter ended March 31, 2013.

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of originated or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate the allocation of the allowance for loan losses for non-PCI loans to the various segments of the loan portfolio based on information available as of March 31, 2013 and December 31, 2012

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans
Non-owner occupied commercial real estate	$218,864	$1,448	0.7%	$176,981	$688	0.4%
Other commercial C&D	69,726	2,063	3.0%	55,734	1,803	3.2%
Multifamily commercial real estate	26,657	128	0.5%	27,258	24	0.1%
1-4 family residential C&D	47,349	1,064	2.2%	41,970	938	2.2%

Total commercial real estate	$362,596	$4,703	1.3%	$301,943	$3,453	1.1%

Owner occupied commercial real	575,589	2,400	0.4%	536,404	2,557	0.5%
Commercial and industrial	459,684	8,383	1.8%	436,886	5,473	1.3%

Total commercial	$1,035,273	$10,783	1.0%	$973,290	$8,030	0.8%

1-4 family residential	283,098	1,809	0.6%	247,773	1,393	0.6%
Home Equity	265,928	293	0.1%	278,107	313	0.1%
Consumer	115,567	1,775	1.5%	107,809	1,563	1.5%

Total consumer	$664,593	$3,877	0.6%	$633,689	$3,269	0.5%

Other	42,871	269	0.6%	40,419	324	0.8%

Total	$2,105,333	$19,632	0.9%	$1,949,341	$15,076	0.8%

Criticized and Classified Loans

Loans with the following attributes are categorized as criticized and classified loans: (1) a potential weakness that deserves management’s close attention; (2) inadequate protection by the current net worth and paying capacity of the obligor or of the collateral pledged; or (3) weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The following table summarizes criticized and classified loans at March 31, 2013 and December 31, 2012:

	March 31, 2013(1)			December 31, 2012(1)
(Dollars in thousands)	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$27,929	$159,421	$187,350	$32,574	$181,246	$213,820
Other commercial C&D	23,418	160,364	183,782	27,158	160,600	187,758
Multifamily commercial real estate	4,440	12,599	17,039	3,289	17,094	20,383
1-4 family residential C&D	2,923	10,228	13,151	4,599	12,591	17,190

Total commercial real estate	58,710	342,612	401,322	67,620	371,531	439,151

Owner occupied commercial real estate	36,281	111,401	147,682	31,280	117,620	148,900
Commercial and industrial	2,516	63,412	65,928	4,996	75,123	80,119

Total commercial	38,797	174,813	213,610	36,276	192,743	229,019

1-4 family residential	16,685	87,762	104,447	25,930	91,998	117,928
Home equity	9,287	15,446	24,733	9,534	18,742	28,276
Consumer	35	1,730	1,765	—	2,147	2,147

Total consumer	26,007	104,938	130,945	35,464	112,887	148,351

Other	1,072	15,953	17,025	4,187	13,163	17,350

Total	$124,586	$638,316	$762,902	$143,547	$690,324	$833,871

(1)	PCI and Non-PCI loans are included in the balances presented.

Total criticized and classified loans as of March 31, 2013 declined $70.9 million as compared to December 31, 2012 as $18.7 million of transfers to other real estate owned, and $191.4 million of pay downs, charge offs and upgrades were partially offset by $139.2 million of downgrades.

Impaired Loans

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, residential mortgages, commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. Non-accrual loans and restructured loans where loan term concessions benefiting the borrowers have been made are generally designated as impaired. The application of the acquisition method of accounting due to the acquisitions of our banking operations in 2010, 2011 and 2012 resulted in all acquired loans, impaired as well as non-impaired loans, being recorded in the financial statements at their fair value at the date of acquisition, and the historical allowance for loan loss associated with these loans by the predecessor institutions was eliminated. The fair value of loans is generally determined by the net present value of the expected cash flows, taking into consideration the credit quality and expectations of credit losses. The majority of acquired loans were classified as purchased credit impaired loans and were accounted for in pools of loans with similar risk characteristics.

Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, there were one commercial and industrial loan and one owner occupied commercial real estate loan which were individually evaluated for impairment totaling approximately $6.2 million as of March 31, 2013. The allowance for loan losses was $3.7 million and $28 thousand for these loans, respectively, as of March 31, 2013.

As discussed in the preceding section “Allowance and Provision for Loan Losses”, based upon the most recent estimates of pool expected cash flows, impairment reversal of purchased credit impaired loans of approximately $3.1 million was recorded during the first quarter of 2013.

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

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Total non-accrual loans	$2,257	$16,097	$18,354	$2,792	$11,188	$13,980
Accruing/accreting loans delinquent 90 days or more	62,465	278,825	341,290	73,453	279,247	352,700

Total non-performing loans	$64,722	$294,922	$359,644	$76,245	$290,435	$366,680
Non-accrual investment securities	—	333	333	—	323	323
Repossessed personal property (primarily indirect auto loans)	—	399	399	—	268	268
Other real estate owned	32,961	118,827	151,788	35,935	118,332	154,267

Total non-performing assets	$97,683	$414,481	$512,164	$112,180	$409,358	$521,538

Allowance for loan losses	$13,439	$42,868	$56,307	$16,857	$38,039	$54,896
Non-performing assets as a percent of total assets	1.38%	5.85%	7.23%	1.54%	5.61%	7.15%
Non-performing loans as a percent of total loans	1.41%	6.41%	7.82%	1.63%	6.19%	7.82%
Allowance for loan losses as a percent of non-performing loans	20.76%	14.54%	15.66%	22.11%	13.10%	14.97%
Allowance for loan losses as a percent of non-PCI loans			0.93%			0.77%

Total non-performing assets at March 31, 2013 declined by $9.4 million to $512.2 million compared to $521.5 million at December 31, 2012. The change in non-performing assets was primarily attributable to a decline in non-performing loans of $7.1 million. The decline in non-performing loans was attributable to $50.6 million of loans that became non-performing offset by $38.9 million in resolutions and $18.7 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures.

Investment Securities

Investment securities represent a significant portion of our assets. We invest in a variety of securities, including obligations of U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities and asset-backed securities, bank eligible obligations of states or political subdivisions, privately issued mortgage-backed securities, bank eligible corporate obligations, mutual funds and limited types of equity securities.

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

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following table sets forth our investment securities (including trading, available for sale and held to maturity securities) as of March 31, 2013:

					Effective
(Dollars in thousands)	Book Value	Fair Value	Percent of Total Portfolio	Yield	Duration (years)
Security Type
U.S. Government agencies	$16,400	$16,361	1.4%	1.97%	5.86
Asset-backed securities	47,430	47,330	4.2%	0.58%	3.55
States and political subdivisions
Tax exempt	14,365	15,539	1.4%	3.94%	4.95
Taxable	508	572	0.1%	5.42%	5.18
Marketable equity securities	2,731	2,702	0.2%	NA	NA

					Effective
(Dollars in thousands)	Book Value	Fair Value	Percent of Total Portfolio	Yield	Duration (years)
Security Type
Mortgage-backed securities—residential issued by government sponsored entities	1,029,991	1,045,263	92.4%	1.60%	3.52
Industrial revenue bond	3,750	3,857	0.3%	2.11%	0.24
Corporate bond	26	26	0.0%	0.00%	12.60
Trust preferred securities	—	—	0.0%	0.00%	0.00
Collateralized debt obligations	505	307	0.0%	0.00%	NA

Total	$1,115,706	$1,131,957	100.0%	1.60%	3.57

Contractual maturities of investment securities at March 31, 2013 and December 31, 2012 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
As of March 31, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Government agencies	$—	—	$—	—	$—	—	$16,361	1.97%	$—
Asset-backed securities	—	—	—	—	—	—	47,330	0.58%	—
States and political subdivisions—tax-exempt	204	2.79%	1,905	2.11%	8,044	3.97%	5,386	4.59%	—
States and political subdivisions—taxable	—	—	—	—	—	—	572	5.42%	—
Marketable equity securities	—	—	—	—	—	—	—	—	2,702
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	1,045,263
Industrial revenue bond	—	—	—	—	—	—	3,857	2.11%	—
Corporate bonds	—	—	—	—	—	—	26	0.00%	—
Collateralized debt obligations	—	—	—	—	—	—	307	0.00%	—

Total	$204	2.79%	$1,905	2.11%	$8,044	3.97%	$73,839	1.29%	$1,047,965

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
As of December 31, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Government agencies	$—	—	$—	—	$—	—	$8,015	2.07%	$—
States and political subdivisions—tax-exempt	978	1.59%	1,823	2.88%	8,267	3.72%	6,147	4.59%	—
States and political subdivisions—taxable	—	—	—	—	—	—	573	5.42%	—
Marketable equity securities	—	—	—	—	—	—	—	—	2,719
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	973,853
Industrial revenue bond	—	—	—	—	—	—	3,800	2.11%	—
Corporate bonds	—	—	—	—	—	—	26	0.00%	—
Trust preferred securities	—	—	—	—	—	—	246	7.95%	—
Collateralized debt obligations	—	—	—	—	—	—	297	0.00%	—

Total	$978	1.59%	$1,823	2.88%	$8,267	3.72%	$19,104	3.03%	$976,572

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair value for the major categories of our investment portfolio (including available for sale and held to maturity securities) for each reported period:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2013:
Available for Sale
U.S. Government agencies	$16,400	$38	$77	$16,361
Asset-backed securities	47,430	3	103	47,330
States and political subdivisions—tax exempt	14,365	1,174	—	15,539
States and political subdivisions—taxable	508	64	—	572
Marketable equity securities	2,731	—	29	2,702
Mortgage-backed securities—residential issued by government sponsored entities	1,029,991	15,810	538	1,045,263
Industrial revenue bond	3,750	107	—	3,857
Corporate bonds	26	—	—	26
Collateralized debt obligations	505	—	198	307

	$1,115,706	$17,196	$945	$1,131,957

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2012:
Available for Sale
U.S. Government agencies	$7,913	$102	$—	$8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

	$991,566	$16,460	$1,282	$1,006,744

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

Based on this analysis, as of March 31, 2013, the estimated fair value of the CDO improved by approximately $10 thousand during the period. In addition, the credit loss potential of the CDO improved. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

The table below presents a rollforward for the quarters ended March 31, 2013 and 2012 of the OTTI credit losses recognized in earnings.

(Dollars in thousands)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Beginning balance	$660	$616
Additions/subtractions:
Credit losses recognized during the period	—	6

Ending balance	$660	$622

Deposits

Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. During the quarter ended March 31, 2013, our core deposits, which we define as demand deposit accounts, savings and money market accounts, decreased by $22.6 million and our certificates of deposit decreased by $151.6 million. The contractual rate on deposits declined from 0.66% as of December 31, 2012 to 0.58% as of March 31, 2013. The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012			Sequential Change
(Dollars in thousands)	Balance	Percent of Total	Weighted Average Contractual Rate	Balance	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand deposit accounts	$901,191	16%	0.00%	$895,274	15%	0.00%	$5,917	0.7%
Negotiable order of withdrawal accounts	1,274,185	22%	0.14%	1,288,742	22%	0.22%	(14,557)	(1.1)%
Savings	508,992	9%	0.20%	492,187	9%	0.30%	16,805	3.4%
Money market	1,095,240	19%	0.21%	1,125,967	19%	0.32%	(30,728)	(2.7)%

Total core deposits	$3,779,608	66%	0.14%	$3,802,170	65%	0.21%	$(22,563)	(0.6)%

Customer time deposits	1,857,605	33%	1.43%	2,002,936	34%	1.46%	(145,331)	(7.3)%
Wholesale time deposits	61,486	1%	2.38%	67,762	1%	2.45%	(6,276)	(9.3)%

Total time deposits	$1,919,091	34%	1.46%	$2,070,698	35%	1.49%	$(151,607)	(7.3)%

Total deposits	$5,698,699	100%	0.58%	$5,872,868	100%	0.66%	$(174,169)	(3.0)%

A significant portion of our core deposit decrease resulted from a $10 million run-off in the legacy Southern Community footprint, the remainder of the decrease was comprised of money market balances as we lowered rates on these products, partially offset by growth in checking accounts.

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$888,834	0.00%	$772,404	0.00%
Interest-bearing deposits
Negotiable order of withdrawal accounts	1,275,914	0.18%	1,110,878	0.26%
Money market	1,113,841	0.23%	945,432	0.42%
Savings deposit	403,714	0.21%	384,104	0.31%
Time deposits(1)	1,986,343	1.03%	2,039,301	1.05%

Total	$5,768,646	0.54%	$5,252,119	0.56%

(1)

The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

	March 31, 2013
(Dollars in thousands)	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
Months to maturity:
Three or less	$110,842	$175,597	$286,439
Over Three to Six	138,015	185,342	323,357
Over Six to Twelve	205,051	235,638	440,689
Over Twelve	436,159	432,447	868,606

Total	$890,067	$1,029,024	$1,919,091

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

As of March 31, 2013 and December 31, 2012, we had a 14.27% and 13.76% tangible common equity ratio, respectively. We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides reconciliations of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in millions)	As of March 31, 2013	As of December 31, 2012
Shareholders’ equity	$1,161	$1,156
Less: Preferred stock	—	—
Less: Goodwill and other intangible assets, net	(175)	(176)

Tangible common shareholders’ equity	$986	$980

Total assets	$7,084	$7,296
Less: Goodwill and other intangible assets, net	(175)	(176)

Tangible assets	$6,909	$7,120

Tangible common equity ratio	14.27%	13.76%

The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements). As of March 31, 2013, we had a Tier 1 leverage ratio of 13.5%, which provides us with $241.2 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $378.7 million in excess capital relative to our longer-term target of 8%. As of March 31, 2013, we had cash and securities equal to 23.2% of total assets, representing $579.8 million of excess liquidity in excess of our target of 15%. As of March 31, 2013, Capital Bank, N.A. had a 12.2% Tier 1 leverage ratio, a 17.5% Tier 1 risk-based ratio and an 18.8% total risk-based capital ratio.

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

The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of March 31, 2013 and December 31, 2012 are presented in the following tables.

	Well Capitalized Requirement		Adequately Capitalized Requirement		March 31, 2013 Actual	December 31, 2012 Actual
Tier 1 Capital (to Average Assets):
CBF Consolidated		NA	≥	4.0%	13.5%	13.5%
Capital Bank, N.A. (formerly NAFH National Bank)	≥	5.0%	≥	4.0%	12.2%	11.7%
Tier 1 Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	4.0%	19.4%	19.7%
Capital Bank, N.A. (formerly NAFH National Bank)	≥	6.0%	≥	4.0%	17.5%	17.1%
Total Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	8.0%	20.7%	20.9%
Capital Bank, N.A. (formerly NAFH National Bank)	≥	10.0%	≥	8.0%	18.8%	18.3%

(Dollars in millions)	March 31, 2013	December 31, 2012
CBF Consolidated:
Tier 1 Capital	$928	$948
Tier 1 Leverage Ratio	13.5%	13.5%
Tier 1 Risk-Based Capital Ratio	19.4%	19.7%
Total Risk-Based Ratio	20.7%	20.9%
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$241	$244
vs. 8% target	379	385
Capital Bank, N.A.:
Tier 1 Capital	$835	$821
Tier 1 Leverage Ratio	12.2%	11.7%
Tier 1 Risk-Based Capital Ratio	17.5%	17.1%
Total Risk-Based Ratio	18.8%	18.3%
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$148	$118
vs. 8% target	286	258

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

As of March 31, 2013 and December 31, 2012, cash and liquid securities totaled 23.2%, and 23.9% of assets, respectively, providing us with excess liquidity relative to our planning target, and the ratio of wholesale to total funding was 5.8% and 6.4% respectively, below our planning target. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the subsidiary bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral. At March 31, 2013 and December 31, 2012, there were $1.5 million in advances outstanding. In addition, we had $25.5 million in letters of credit outstanding as of March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $292.7 million and $296.4 million, respectively.

We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.

As of March 31, 2013 and December 31, 2012, our holding company had cash of approximately $86.9 million and $125.4 million, respectively. This cash is available for providing capital support to our subsidiary banks and for other general corporate purposes, including potential future acquisitions.

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

(Dollars in thousands, except per share amounts)	As of March 31, 2013	As of December 31, 2012
Total shareholders’ equity	$1,161,343	$1,156,031
Less: Goodwill	(147,863)	(147,863)
Less: Core deposit intangibles, net of taxes	(16,684)	(17,491)

Tangible Book Value	$996,796	$990,677

Book Value Per Share	$20.85	$20.70

Tangible Book Value Per Share	$17.89	$17.74

The amounts reported above for book and tangible book value per share do not include any adjustments for approximately $247.0 million in net favorable pre-tax differences between the fair values for assets and liabilities and their respective carrying amounts as of March 31, 2013. The most significant of such differences is the differential between the carrying value and estimated fair value of our loan portfolio. As described in Note 14 to the Company’s Consolidated Financial Statements, the estimated fair value of loans exceeded their carrying value by approximately $256.8 million. This difference arises as acquired loans were initially recorded at acquisition date fair values which incorporated management’s expectation of lifetime credit losses. As our loan cash flow expectations and experience has generally improved from our original expectations and the market interest rates for similar instruments have generally declined, our estimates of fair value have increased. These estimates utilize discounted cash flows as a primary valuation approach incorporating collateral value, prepayment and credit risk (including consumer credit scores where applicable) along with the LIBOR/Swap curve for market interest rates. For loans with higher credit risk ratings, incremental spreads were added for credit and liquidity factors. Estimated fair values for commercial loans were determined using syndicated loan prices and spreads, survey data from the Federal Reserve e2 release, and rated corporate bonds. The Company’s internal risk ratings were mapped to the Federal Reserve e2 and Moody’s rating categories. Estimated fair values for commercial real estate loans also incorporated commercial mortgage backed security securitization prices and spreads. Estimated fair values for consumer loans were determined using product-specific survey rate data from a leading provider of financial information. Estimated fair values for residential mortgage loans were determined using mortgage backed security option-adjusted spreads, with incremental spreads added credit and liquidity. Credit spreads were sourced from third party survey data of mortgage banking activities from a leading provider of financial information.

Share Repurchases

On February 5, 2013 the Board of Directors authorized the repurchase of up to $50,000 of the Company’s common stock. During the first quarter of 2013, the Company repurchased $2,455 or 143 common shares at an average price of $17.13 per share, under the aforementioned plan. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheet and statement in shareholders’ equity. Subsequent to March 31, 2013, the Company continued to purchase common shares. During the period of April 1, 2013 through April 30, 2013 the Company repurchased $12,081 or 712 common shares at an average price of $16.94 per share.

Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. Such repurchases are authorized by the Board of Directors through a stock repurchase program and are executed at the discretion of the management of the Company. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Based upon the current interest rate environment, as of March 31, 2013, our sensitivity to interest rate risk was as follows:

(Dollars in millions)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$31.8	12.9%	$152.7	11.18%
200	20.7	8.38%	110.4	8.08%
100	10.0	4.07%	61.4	4.47%
—	—	0.00%	—	0.00%
(100)	(16.9)	(6.85)%	(96.5)	(7.06)%
(200)	(21.0)	(8.53)%	(172.6)	(12.63)%
(300)	(21.4)	(8.70)%	(170.5)	(12.48)%

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of March 31, 2013, we were in compliance with all of the limits and policies established by our Board of Directors.

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material legal proceedings filed against the Company during the quarter ended March 31, 2013. There were the following material developments during the quarter ended March 31, 2013 in an existing legal proceeding to which the Company is a party. In the matter Burgraff v. Green Bankshares, Inc. et al., the court has given final judgment and an order of dismissal. The Company’s insurer has paid the costs of the settlement to the court. Please refer to the Annual Report on form 10-K for the year ended December 31, 2012 for a more complete description of this legal proceeding.

Item 1a. Risk Factors

There have been no material changes to our risk factors previously disclosed in the Company’s Annual Report on form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of common shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 – 31	—	—
February 1 – 28	—	—
March 1 – 31	143,291	$17.13	143,291	$47,545,347
Total	143,291	$17.13	143,291	$47,545,347

(1)	On February 5, 2013 the Company’s Board of Directors authorized a $50.0 million stock repurchase program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Adoption of the Capital Bank Financial Corp. Nonqualified Excess Plan

The Company adopted the Capital Bank Financial Corp. Nonqualified Excess Plan, a nonqualified deferred compensation plan that provides highly compensated employees of the Company, including its executive officers, with the opportunity to elect to defer his or her base salary and performance-based compensation, which upon such election will be credited to the applicable participant’s deferred compensation account. Each deferred compensation account will be an unfunded book reserve account maintained by the Company and deemed invested in one or more investment funds made available by the Company and selected by the participant. The Company may make discretionary contributions to the individual deferred compensation accounts, with the amount, if any, to be determined annually by the Company. All contributions, both by the participant and the Company, are fully vested at all times. Each deferred compensation account will be paid out in a lump sum upon a participant’s separation from service with the Company, unless another payment event has been elected in a timely manner by the participant.

ITEM 6: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10.1	Capital Bank Financial Corp. Nonqualified Excess Plan

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANK FINANCIAL CORP.

Date: May 8, 2013	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date: May 8, 2013	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer (Principal Accounting Officer)