Form 10-Q
period 2013-06-30
Capital Bank Financial Corp.
filed 2013-08-08
CIK 1479750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(305) 670-0200

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	33,236,070
Class B Non-Voting Common, $0.01 Par Value	19,783,345
Class	Outstanding as of July 31, 2013

CAPITAL BANK FINANCIAL CORP.

FORM 10-Q

For the Quarter Ended June 30, 2013

Capital Bank Financial Corp.

Consolidated Balance Sheets

(Unaudited)

(Dollars and shares in thousands, except per share data)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$99,958	$142,361
Interest-bearing deposits with banks	56,505	592,375
Federal funds sold	—	138

Total cash and cash equivalents	156,463	734,874

Trading securities	13	—
Investment securities available-for-sale at fair value (amortized cost $1,277,296 and $991,566 at June 30, 2013 and December 31, 2012, respectively)	1,258,752	1,006,744
Loans held for sale	20,702	11,276
Loans, net of deferred loan costs and fees	4,536,003	4,679,290
Less: allowance for loan losses	55,369	54,896

Loans, net	4,480,634	4,624,394

Other real estate owned	142,967	154,267
Receivable from FDIC	7,573	8,486
Indemnification asset	38,730	49,417
Premises and equipment, net	186,368	198,457
Goodwill	147,863	147,863
Intangible assets, net	25,996	28,636
Deferred income tax asset, net	202,056	198,424
Accrued interest receivable and other assets	128,859	132,875

Total assets	$6,796,976	$7,295,713

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing demand	$909,428	$895,274
Time deposits	1,780,200	2,070,698
Money market	1,002,907	1,125,967
Savings	511,616	492,187
Negotiable order of withdrawal accounts	1,266,388	1,288,742

Total deposits	5,470,539	5,872,868

Federal Home Loan Bank advances	1,369	1,460
Short-term borrowings	28,964	41,508
Long-term borrowings	146,753	180,430
Accrued interest payable and other liabilities	44,418	43,416

Total liabilities	5,692,043	6,139,682

Shareholders’ Equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized; 36,075 issued and 33,236 outstanding as of June 30, 2013 and 33,025 issued and outstanding as of December 31, 2012.	360	330
Common stock-Class B $0.01 par value: 200,000 shares authorized, 19,783 and 22,821 issued and outstanding, respectively	198	228
Additional paid in capital	1,079,736	1,076,797
Retained earnings	86,017	69,329
Accumulated other comprehensive (loss) income	(11,394)	9,347
Treasury stock, at cost, 2,839 shares	(49,984)	—

Total shareholders’ equity	1,104,933	1,156,031

Total liabilities and shareholders’ equity	$6,796,976	$7,295,713

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Interest and dividend income
Loans, including fees	$69,988	$66,509	$142,480	$134,610
Investment securities:
Taxable interest income	4,263	5,625	7,542	10,778
Tax-exempt interest income	160	187	326	488
Dividends	15	19	30	31
Interest-bearing deposits in other banks	101	65	473	287
Federal Home Loan Bank stock	462	488	952	833
Federal funds sold	—	—	—	7

Total interest and dividend income	74,989	72,893	151,803	147,034

Interest expense
Deposits	5,928	7,303	12,406	15,158
Long-term borrowings	1,894	1,928	4,394	3,872
Federal Home Loan Bank advances	1	296	2	769
Other borrowings	14	21	27	38

Total interest expense	7,837	9,548	16,829	19,837

Net interest income	67,152	63,345	134,974	127,197
Provision for loan losses	3,868	6,608	10,772	11,984

Net interest income after provision for loan losses	63,284	56,737	124,202	115,213

Noninterest income
Service charges on deposit accounts	6,335	6,332	12,677	12,323
Fees on mortgage loans originated and sold	1,601	1,205	2,842	2,308
Investment advisory and trust fees	164	142	260	294
FDIC indemnification asset (expense) income	(1,108)	(164)	(3,277)	158
Debit card income	2,979	2,589	5,815	5,350
Other income	3,330	1,180	5,893	2,921
Investment securities gains, net	205	933	205	3,692
Other-than-temporary impairment losses on investments:
Gross impairment loss	—	(38)	—	(44)
Less: Impairments recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	—	(38)	—	(44)

Total noninterest income	13,506	12,179	24,415	27,002

Noninterest expense
Salaries and employee benefits	22,660	21,654	43,479	45,656
Stock-based compensation expense	1,364	4,212	2,941	10,685
Net occupancy and equipment expense	10,503	9,584	21,233	18,874
OREO valuation expenses	6,539	3,752	12,799	6,896
Gain on sales of OREO	(2,535)	(1,289)	(3,392)	(2,423)
Foreclosed asset related expense	2,224	2,687	3,644	4,884
Loan workout expense	2,236	1,830	4,300	3,445
Conversion and merger related expense	140	1,757	253	3,045
Professional fees	2,344	3,025	4,992	6,752
Losses on extinguishment of debt	—	—	308	321
Legal settlement expenses	—	97	—	997
Computer services	3,541	2,190	6,641	4,544
CVR Expense	187	—	2,797	—
FDIC assessments	1,763	1,596	3,566	3,301
Telecommunication expenses	1,631	1,317	3,385	2,578
Other expenses	6,543	6,222	13,235	12,312

Total noninterest expense	59,141	58,634	120,181	121,867

Income before income taxes	17,649	10,282	28,436	20,348
Income tax expense	6,514	3,909	11,748	7,812

Net income before attribution of noncontrolling interests	11,135	6,373	16,688	12,536
Net income attributable to noncontrolling interests	—	862	—	1,772

Net income attributable to Capital Bank Financial Corp.	$11,135	$5,511	$16,688	$10,764

Basic income per share	$0.21	$0.12	$0.31	$0.24

Diluted income per share	$0.21	$0.12	$0.30	$0.24

The accompanying notes are an integral part of these financial statements.

CAPITAL BANK FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net income	$11,135	$6,373	$16,688	$12,536
Other comprehensive (loss) income before tax:
Unrealized holding (losses) gains on available for sale securities	(34,590)	10,499	(33,518)	9,306
Less: Reclassification adjustments for gains recognized in income	(205)	(794)	(205)	(3,526)

Other comprehensive (loss) income, before tax	(34,795)	9,705	(33,723)	5,780
Tax effect	13,415	(3,741)	12,982	(2,228)

Other comprehensive (loss) income, net of tax	(21,380)	5,964	(20,741)	3,552

Comprehensive (loss) income	$(10,245)	$12,337	$(4,053)	$16,088
Less: Comprehensive income attributable to noncontrolling interests	—	1,400	—	2,092

Comprehensive (loss) income attributable to Capital Bank Financial Corp.	$(10,245)	$10,937	$(4,053)	$13,996

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars and shares in thousands)	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total Shareholders’ Equity

Balance, December 31, 2012	33,025	$330	22,821	$228	$1,076,797	$69,329	$9,347	$—	$—	$1,156,031
Net income	—	—	—	—	—	16,688	—	—	—	16,688
Other comprehensive income, net of tax benefit of $12,982	—	—	—	—	—	—	(20,741)	—	—	(20,741)
Fractional shares	—	—	8	—	(2)	—	—	—	—	(2)
Stock based compensation and related tax effect	—	—	—	—	2,941	—	—	—	—	2,941
Restricted stock grants	4	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	(2,839)	—	—	—	—	—	—	(49,984)	—	(49,984)
Conversion of shares	3,046	30	(3,046)	(30)	—	—	—	—	—	—

Balance, June 30, 2013	33,236	$360	19,783	$198	$1,079,736	$86,017	$(11,394)	$(49,984)	$—	$1,104,933

Balance, December 31, 2011	20,028	$200	26,122	$261	$890,627	$18,150	$7,167	$—	$74,505	$990,910
Net income	—	—	—	—	—	10,764	—	—	1,772	12,536
Other comprehensive loss, net of tax benefit of $2,228	—	—	—	—	—	—	3,232	—	320	3,552
Restricted stock grants	306	4	—	—	(4)	—	—	—	—	—
Stock based compensation and related tax effect	—	—	—	—	10,672	—	—	—	13	10,685

Balance, June 30, 2012	20,334	$204	26,122	$261	$901,295	$28,914	$10,399	$—	$76,610	1,017,683

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities
Net income	$16,688	$12,536
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of acquired loans	(88,092)	(98,097)
Depreciation and amortization	10,577	7,712
Provision for loan losses	10,772	11,984
Deferred income tax	9,350	(2,832)
Net amortization of investment securities premium/discount	6,720	6,135
Other than temporary impairment of investment securities	—	44
Net realized gains on sales of investment securities	(205)	(3,692)
Stock-based compensation expense	2,941	10,685
Gain on sales of OREO	(3,392)	(2,423)
OREO valuation adjustments	12,799	6,896
Other	(1,339)	(1,227)
Losses on extinguishment of debt	308	321
Mortgage loans originated for sale	(98,748)	(87,896)
Proceeds from sales of mortgage loans originated for sale	92,164	98,499
Fees on mortgage loans originated and sold	(2,842)	(2,308)
FDIC indemnification asset expense (income)	3,277	(158)
(gain) loss on sale/disposal of premises and equipment	(407)	85
Proceeds from FDIC loss share agreements	8,358	10,695
Change in accrued interest receivable and other assets	4,959	858
Change in accrued interest payable and other liabilities	1,104	(6,421)

Net cash used in operating activities	(15,008)	(38,604)

Cash flows from investing activities
Purchases of investment securities	(436,272)	(540,154)
Sales of investment securities	225	92,143
Repayments of principal and maturities of investment securities available for sale	143,787	115,487
Net purchases of FHLB and Federal Reserve stock	(978)	(2,877)
Net decrease in loans	179,550	155,515
Purchases of premises and equipment	(1,631)	(8,801)
Proceeds from sales of premises and equipment	6,647	—
Proceeds from sales of OREO	44,716	48,945

Net cash used in investing activities	(63,956)	(139,742)

Cash flows from financing activities
Net (decrease) increase in demand, money market and savings accounts	(111,831)	129,489
Net decrease in time deposits	(290,497)	(274,445)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(12,545)	(4,816)
Net decrease of long term FHLB advances	(90)	(152,825)
Prepayment of long-term borrowings	(34,500)	—
Purchase of treasury stock	(49,984)	—

Net cash used in financing activities	(499,447)	(302,597)

Net decrease in cash and cash equivalents	(578,411)	(480,943)
Cash and cash equivalents at beginning of period	734,874	709,963

Cash and cash equivalents at end of period	$156,463	$229,020

Supplemental disclosures of cash:
Interest paid	$19,764	$23,396
Cash collections of contractual interest on purchased credit impaired loans	61,570	84,441
Income taxes paid	1,538	16,779
Supplemental disclosures of noncash transactions :
OREO acquired through loan transfers	$42,822	$43,898
Transfer of OREO to premises and equipment	—	1,026
Transfer of financed portion of premises and equipment sold	—	930
Non-cash portion of acquired premises and equipment	—	(2,717)

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Principles of Consolidation and Nature of Operations

Capital Bank Financial Corp (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in Delaware and headquartered in Florida whose business is conducted primarily through Capital Bank, National Association (“Capital Bank, NA” or the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. CBF has a total of 162 full service banking offices located in Florida, North Carolina, South Carolina, Tennessee and Virginia.

In September 2012, Capital Bank Corporation (“CBKN”), Green Bankshares Inc. (“GRNB”) and TIB Financial Corp. (“TIBB”), then majority owned subsidiaries of the Company, merged with and into Capital Bank Financial Corp. with CBF continuing as the surviving corporation (the “Reorganization”). Upon completion of the Reorganization, the outstanding common shares held by the minority shareholders were converted into an aggregate of 3.7 million shares of CBF’s Class A common stock.

The Reorganization was accounted for as a merger with CBF as the accounting acquirer (which is the surviving entity for legal purposes). As this was a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the Reorganization was accounted for as an equity transaction in accordance with ASC 810, Consolidation, as the acquisition of a noncontrolling interest. As a result, there was no adjustment to CBF’s historical carrying amounts of assets and liabilities reflected in the accompanying balance sheet.

On October 1, 2012, the Company completed its acquisition of Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston Salem, North Carolina. See Note 3 – Business Combinations, for further information regarding this acquisition.

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

In October 2012, the FASB issued ASU No. 2012-06, “ Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution .” This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The adoption on January 1, 2013, as required, did not have a material impact on the Company’s consolidated financial condition or results of operations. Subsequent changes in the measurement of the indemnification asset will be accounted for on the same basis as the changes in the assets subject to indemnification resulting from future changes in the expected cash flows.

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

(Shares in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Weighted average number of common shares outstanding:
Basic	53,108	45,183	53,865	45,183
Dilutive effect of options outstanding	—	—	—	—
Dilutive effect of restricted shares	954	449	912	371

Diluted	54,062	45,632	54,777	45,554

The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Anti-dilutive stock options	3,000	2,864	2,942	2,823
Anti-dilutive restricted shares	—	—	—	—

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

3. Business Combinations and Acquisitions

CBF Acquisition of Southern Community Financial Corporation

On October 1, 2012, the acquisition of all of the preferred and common share interests of Southern Community was consummated for a total purchase price of $99.3 million in cash. In addition, SCMF shareholders received a contingent value right (“CVR”) which could pay up to $1.30 per share (maximum potential payment of $21.9 million) in cash at the end of a five-year period based on 75% of the savings to the extent that legacy loan and foreclosed asset losses are less than a prescribed amount. As part of the acquisition, the Company purchased from the United States Department of the Treasury (the “Treasury”) all of the outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrants originally issued by SCMF to the Treasury in connection with SCMF’s participation in the Treasury’s Troubled Asset Relief Program (“TARP”). The cash purchase price included approximately $46.9 million paid in cash to the Treasury, which is equal to the outstanding liquidation amount of the preferred stock and is included in the $99.3 million above. Subsequently, SCMF cancelled the Series A Preferred stock. SCMF was the parent of Southern Community Bank and Trust, a bank with 22 branches in Winston-Salem, the Piedmont Triad, and other North Carolina markets. The acquisition of SCMF will allow the Company to continue to fill in its footprint in targeted areas. For the acquisition of SCMF, estimated fair values of assets acquired and liabilities assumed are based on the information that is available and the Company believes this information provides a reasonable basis for determining fair values. Management is evaluating these fair values and they are subject to revision as more detailed analyses are completed and additional information becomes available. Among other analyses being conducted, additional analyses of the potential impact of the legacy institution’s underwriting criteria and risk rating procedures and practices on commercial real estate loans and residential and home equity loans are currently in process. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the preliminary fair values recorded.

The following table summarizes the Company’s investment and SCMF’s opening balance sheet as of October 1, 2012 adjusted to preliminary fair values:

(Dollars in thousands)	October 1, 2012
Estimated fair value of assets acquired:
Cash and cash equivalents	$256,267
Investment securities	189,771
Loans	774,781
Premises and equipment	35,061
Other intangible assets	6,860
Deferred tax asset	43,481
Other assets	60,159

Total assets acquired	1,366,380

Estimated fair value of liabilities assumed:
Deposits	1,093,914
Long term debt and other borrowings	187,341
Other liabilities	17,703

Total liabilities assumed	1,298,958

Estimated fair value of net assets acquired	67,422
Purchase price	99,325

Goodwill	$31,903

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma

The following table reflects the pro forma total net interest income, non-interest income and net income for the three and six months ended June 30, 2012 as though the acquisition of SCMF had taken place as of the beginning of fiscal 2012. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on the first day of the respective period, nor of future results of operations.

(Dollars in thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net interest income	$74,015	$148,785
Non-interest income	16,077	34,332
Net income attributable to Capital Bank Financial Corp.	6,602	12,670

4. Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2013, and December 31, 2012 are presented below:

(Dollars in thousands)	June 30, 2013
Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$16,160	$—	$807	$15,353
Asset-backed securities	144,714	—	1,653	143,061
States and political subdivisions—tax exempt	14,143	662	32	14,773
States and political subdivisions—taxable	508	41	—	549
Marketable equity securities	2,731	—	115	2,616
Mortgage-backed securities—residential issued by government sponsored entities	1,094,786	4,067	20,626	1,078,227
Industrial revenue bond	3,750	122	—	3,872
Collateralized debt obligations	505	—	204	301

	$1,277,297	$4,892	$23,437	$1,258,752

(Dollars in thousands)	December 31, 2012
Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$7,913	$102	$—	$8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

	$991,566	$16,460	$1,282	$1,006,744

Proceeds from sales and calls of securities available for sale were $0.2 million and $1.2 million for the three and six months ended June 30, 2013, respectively. Gross gains of approximately $0.2 million were realized on these sales and calls during the three and six months ended June 30, 2013, respectively. Proceeds from sales and calls of securities available for sale were $59.7 million and $92.1 million for the three and six months ended June 30, 2012, respectively. Gross gains of approximately $0.8 million and $3.6 million were realized on these sales and calls during the three and six months ended June 30, 2012, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Trading securities totaled $13 thousand and $0 at June 30, 2013 and December 31, 2012, respectively. Gross realized losses on trading securities were $0 for the three and six months ended June 30, 2013. Gross realized gains on trading securities were $0.1 million for the three and six months ended June 30, 2012.

The estimated fair value of investment securities available for sale at June 30, 2013, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Yield
Due in one year or less	$776	$782	1.80%
Due after one year through five years	1,426	1,433	2.70%
Due after five years through ten years	68,074	67,909	0.99%
Due after ten years	109,504	107,785	1.09%
Mortgage-backed securities—residential issued by government sponsored entities	1,094,786	1,078,227	1.61%

	$1,274,566	$1,256,136	1.53%
Marketable equity securities	2,731	2,616

	$1,277,297	$1,258,752

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2013	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$15,353	$807	$—	$—	$15,353	$807
Asset-backed securities	143,061	1,653	—	—	143,061	1,653
State and political subdivisions—tax exempt	1,836	32	—	—	1,836	32
Marketable equity securities	2,616	115	—	—	2,616	115
Mortgage-backed securities—residential issued by government sponsored entities	778,983	20,558	14,336	68	793,319	20,626
Collateralized debt obligation	—	—	301	204	301	204

Total	$941,849	$23,165	$14,637	$272	$956,486	$23,437

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Marketable equity securities	$988	$12	$—	$—	$988	$12
Mortgage-backed securities—residential issued by government sponsored entities	247,515	846	21,221	212	268,736	1,058
Trust preferred securities	246	4	—	—	246	4
Collateralized debt obligation	—	—	297	208	297	208

Total	$248,749	$862	$21,518	$420	$270,267	$1,282

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The table below presents a rollforward for the three and six months ended June 30, 2013 and 2012 of the other than temporary impairment credit losses recognized in earnings.

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Beginning balance	$660	$622	$660	$616
Additions/subtractions:
Credit losses recognized during the period	—	38	—	44

Ending balance	$660	$660	$660	$660

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

Based on this analysis, the estimated fair value of the CDO increased by $4 thousand during the six months ended June 30, 2013. In addition, the credit loss potential of the CDO declined. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

As of June 30, 2013, the Company’s security portfolio consisted of 142 securities, 74 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The majority of the mortgage-backed securities at June 30, 2013 and December 31, 2012 were issued by U.S. government-sponsored entities and agencies, institutions which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013, or December 31, 2012.

Investment securities having carrying values of approximately $336.5 million at June 30, 2013 were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

5. Loans

Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Non-owner occupied commercial real estate	$805,235	$895,187
Other commercial construction and land	358,719	405,481
Multifamily commercial real estate	74,682	85,020
1-4 family residential construction and land	71,406	82,124

Total commercial real estate	1,310,042	1,467,812

Owner occupied commercial real estate	1,051,804	1,059,469
Commercial and industrial loans	727,436	658,328

Total commercial	1,779,240	1,717,797

1-4 family residential	825,738	836,112
Home equity loans	397,169	430,667
Other consumer loans	147,004	137,157

Total consumer	1,369,911	1,403,936

Other (1)	97,512	101,021

Total loans	$4,556,705	$4,690,566

(1)	Other loans include deposit customer overdrafts of $2.6 million and $3.2 million as of June 30, 2013 and December 31, 2012, respectively.

Total loans as of June 30, 2013 and December 31, 2012, include $20.7 million and $11.3 million of 1-4 family residential loans held for sale and $2.0 million and $0.7 million of deferred loan origination costs, respectively.

Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired or PCI Loans”) and (ii) non-PCI loans. Loans originated by the Company and loans acquired through the purchase of CBKN, GRNB, SCMF and TIBB are excluded from the loss sharing agreements and are classified as “none covered.” Additionally, certain consumer loans acquired through the acquisitions of First National Bank in Spartanburg, South Carolina, Metro Bank in Miami, Florida and Turnberry Bank in Aventura, Florida (collectively, the “Failed Banks”) from the FDIC are specifically excluded from the loss sharing agreements.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The Company designates loans as PCI loans by evaluating both qualitative and quantitative factors. The loans are analyzed by taking into account the individual loan risk rating assigned by the Company along with an understanding of the credit underwriting and monitoring practices of the originating institution as well as loan level data available regarding credit risk, such as delinquency status, origination vintage, accrual and charge off history.

Loans acquired are recorded at fair value in accordance with acquisition accounting, exclusive of any loss share agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows adjusted for expected credit losses and interest rate fluctuations. At the time of acquisition, the Company accounted for the PCI loans by segregating each portfolio into loan pools with similar risk characteristics, which included:

•	The loan type based on regulatory reporting guidelines, namely whether the loan was a mortgage, consumer, or commercial loan;

•	The nature of collateral; and

•	The relative credit risk of the loan on performance.

From these pools, the Company uses certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool. Over the lives of the acquired loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at each balance sheet date, whether its estimates of the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased, such that the present value of such cash flows is less than the recorded investment of the pool, and if so, recognizes a provision for loan loss in its consolidated statement of income, unless interest rate driven. Additionally, if we have favorable changes in our estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.

The table below presents a rollforward of accretable yield and income expected to be earned related to purchased credit-impaired loans:

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Balance, beginning of period	$490,221	$639,150	$552,999	$715,479
New loans purchased	—	—	—	—
Accretion of income	(42,957)	(47,783)	(88,092)	(98,097)
Reclassifications from nonaccretable difference	43,223	47,838	53,496	57,564
Disposals	(25,624)	(29,212)	(53,540)	(64,953)

Balance, end of period	$464,863	$609,993	$464,863	$609,993

Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans. Disposals represent reductions of accretable yield due to non-credit events such as interest rate reductions on variable rate loans, prepayment activity on loans and transfers to OREO.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

As a result of overall improvement of credit loss expectations in our most recent estimates of cash flows, substantially related to the Company’s legacy Southern Community portfolio, the Company recognized a $0.2 million CVR expense for the three months ended June 30, 2013 and a $2.8 million expense related to improvement of credit loss expectations of the Green Bankshares portfolio during the six months ended June 30, 2013.

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)
June 30, 2013	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$522,635	$202,360	$724,995
Other commercial C&D	261,075	75,951	337,026
Multifamily commercial real estate	40,079	27,473	67,552
1-4 family residential C&D	16,550	52,377	68,927

Total commercial real estate	840,339	358,161	1,198,500
Owner occupied commercial real estate	341,567	631,186	972,753
Commercial and industrial	156,038	558,838	714,876

Total commercial	497,605	1,190,024	1,687,629
1-4 family residential	404,585	339,701	744,286
Home equity	124,516	217,819	342,335
Consumer	18,532	128,423	146,955

Total consumer	547,633	685,943	1,233,576
Other	50,571	42,699	93,270

Total	$1,936,148	$2,276,827	$4,212,975

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2012	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$623,290	$176,925	$800,215
Other commercial C&D	318,025	55,734	373,759
Multifamily commercial real estate	46,148	27,258	73,406
1-4 family residential C&D	35,987	41,970	77,957

Total commercial real estate	1,023,450	301,887	1,325,337
Owner occupied commercial real estate	439,059	536,404	975,463
Commercial and industrial	204,991	436,280	641,271

Total commercial	644,050	972,684	1,616,734
1-4 family residential	485,477	258,822	744,299
Home equity	135,737	234,820	370,557
Consumer	29,163	107,809	136,972

Total consumer	650,377	601,451	1,251,828
Other	56,238	40,419	96,657

Total	$2,374,115	$1,916,441	$4,290,556

Covered Loans

The following is a summary of the major categories of covered loans outstanding as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)
June 30, 2013	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$80,240	$—	$80,240
Other commercial C&D	21,693	—	21,693
Multifamily commercial real estate	7,130	—	7,130
1-4 family residential C&D	2,479	—	2,479

Total commercial real estate	111,542	—	111,542
Owner occupied commercial real estate	79,051	—	79,051
Commercial and industrial	12,198	362	12,560

Total commercial	91,249	362	91,611
1-4 family residential	81,146	306	81,452
Home equity	16,212	38,622	54,834
Consumer	49	—	49

Total consumer	97,407	38,928	136,335
Other	4,242	—	4,242

Total	$304,440	$39,290	$343,730

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2012	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$94,916	$56	$94,972
Other commercial C&D	31,722	—	31,722
Multifamily commercial real estate	11,614	—	11,614
1-4 family residential C&D	4,167	—	4,167

Total commercial real estate	142,419	56	142,475
Owner occupied commercial real estate	84,006	—	84,006
Commercial and industrial	16,451	606	17,057

Total commercial	100,457	606	101,063
1-4 family residential	91,586	227	91,813
Home equity	16,823	43,287	60,110
Consumer	185	—	185

Total consumer	108,594	43,514	152,108
Other	4,364	—	4,364

Total	$355,834	$44,176	$400,010

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of June 30, 2013 by class of loans:

(Dollars in thousands)
Non-purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$—	$—	$—	$—	$—	$—	$—
Other commercial C&D	—	394	—	—	—	47	441
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential C&D	—	—	—	—	—	472	472

Total commercial real estate	—	394	—	—	—	519	913
Owner occupied commercial real estate	—	265	—	—	—	2,063	2,328
Commercial and industrial	—	456	—	—	66	2,503	3,025

Total commercial	—	721	—	—	66	4,566	5,353
1-4 family residential	—	304	—	—	—	1,413	1,717
Home equity	298	305	—	—	1,844	2,064	4,511
Consumer	—	1,634	—	—	—	557	2,191

Total consumer	298	2,243	—	—	1,844	4,034	8,419
Other	—	—	—	—	—	11	11

Total	$298	$3,358	$—	$—	$1,910	$9,130	$14,696

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
Purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Day Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$307	$13,932	$14,013	$53,009	$—	$—	$81,261
Other commercial C&D	354	8,970	10,372	69,887	—	—	89,583
Multifamily commercial real estate	—	—	1,182	3,073	—	—	4,255
1-4 family residential C&D	—	744	2,091	3,608	—	—	6,443

Total commercial real estate	661	23,646	27,658	129,577	—	—	181,542
Owner occupied commercial real estate	954	7,940	5,465	35,417	—	—	49,776
Commercial and industrial	—	2,652	443	25,630	—	—	28,725

Total commercial	954	10,592	5,908	61,047	—	—	78,501
1-4 family residential	1,732	9,899	11,595	43,204	—	—	66,430
Home equity	345	3,522	2,691	7,565	—	—	14,123
Consumer	—	607	—	576	—	—	1,183

Total consumer	2,077	14,028	14,286	51,345	—	—	81,736
Other	—	420	105	4,705	—	—	5,230

Total	$3,692	$48,686	$47,957	$246,674	$—	$—	$347,009

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2012 by class of loans:

(Dollars in thousands)
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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
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

PCI loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at June 30, 2013:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Nonaccrual	Doubtful	Total
Non-owner occupied commercial real estate	$201,466	$—	$894	$—	$—	$202,360
Other commercial C&D	75,132	320	452	47	—	75,951
Multifamily commercial real estate	27,161	—	312	—	—	27,473
1-4 family residential C&D	45,226	2,003	4,676	472	—	52,377

Total commercial real estate	348,985	2,323	6,334	519	—	358,161
Owner occupied commercial real estate	626,568	—	2,555	2,063	—	631,186
Commercial and industrial	552,745	408	3,478	2,569	—	559,200

Total commercial	1,179,313	408	6,033	4,632	—	1,190,386
1-4 family residential	338,594	—	—	1,413	—	340,007
Home equity	251,488	102	943	3,908	—	256,441
Consumer	127,833	—	33	557	—	128,423

Total consumer	717,915	102	976	5,878	—	724,871
Other	42,688	—	—	11	—	42,699

Total	$2,288,901	$2,833	$13,343	$11,040	$—	$2,316,117

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at December 31, 2012:

			Substandard
	Pass	Special Mention	Accruing/ Accreting	Nonaccrual	Doubtful	Total
Non-owner occupied commercial real estate	$175,996	$—	$905	$80	$—	$176,981
Other commercial C&D	55,162	325	150	97	—	55,734
Multifamily commercial real estate	26,940	—	318	—	—	27,258
1-4 family residential C&D	38,788	160	2,659	363	—	41,970

Total commercial real estate	296,886	485	4,032	540	—	301,943
Owner occupied commercial real estate	528,885	2,953	2,600	1,966	—	536,404
Commercial and industrial	420,215	1,470	12,868	2,333	—	436,886

Total commercial	949,100	4,423	15.468	4,299	—	973,290
1-4 family residential	255,008	308	—	3,733	—	259,049
Home equity	270,750	777	1,539	5,041	—	278,107
Consumer	107,223	110	109	367	—	107,809

Total consumer	632,981	1,195	1,648	9,141	—	644,965
Other	40,370	49	—	—	—	40,419

Total	$1,919,337	$6,152	$21,148	$13,980	$—	$1,960,617

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

6. Allowance for Loan Losses

Activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 is as follows:

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Balance, beginning of period	$56,307	$40,608	$54,896	$34,749
Provision for loan losses charged to expense	3,868	6,608	10,772	11,984
Loans charged off	(6,069)	(2,624)	(13,390)	(2,866)
Recoveries of loans previously charged off	1,263	880	3,091	1,605

Balance, end of period	$55,369	$45,472	$55,369	$45,472

The following table presents the roll forward of the allowance for loan losses for the three months ended June 30, 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2013	Provision / (Reversals)	Net (Charge- offs)/Recoveries	June 30, 2013
Non-owner occupied commercial real estate	$3,449	$665	$9	$4,123
Other commercial C&D	12,872	(883)	76	12,065
Multifamily commercial real estate	191	65	—	256
1-4 family residential C&D	1,557	155	2	1,714

Total commercial real estate	18,069	2	87	18,158
Owner occupied commercial real estate	3,805	420	222	4,447
Commercial and industrial	10,224	1,666	(3,984)	7,906

Total commercial	14,029	2,086	(3,762)	12,353
1-4 family residential	16,637	845	(8)	17,474
Home equity	4,554	(546)	(229)	3,779
Consumer	2,167	713	(521)	2,359

Total consumer	23,358	1,012	(758)	23,612
Other	851	768	(373)	1,246

Total	$56,307	$3,868	$(4,806)	$55,369

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the roll forward of the allowance for loan losses for the six months ended June 30, 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2012	Provision / (Reversals)	Net (Charge- offs)/Recoveries	June 30, 2013
Non-owner occupied commercial real estate	$2,991	$1,159	$(27)	$4,123
Other commercial C&D	12,704	(1,157)	518	12,065
Multifamily commercial real estate	243	(28)	41	256
1-4 family residential C&D	1,711	(20)	23	1,714

Total commercial real estate	17,649	(46)	555	18,158

Owner occupied commercial real estate	3,669	512	266	4,447
Commercial and industrial	7,043	9,214	(8,351)	7,906

Total commercial	10,712	9,726	(8,085)	12,353

1-4 family residential	15,218	2,236	20	17,474
Home equity	8,607	(3,916)	(912)	3,779
Consumer	2,077	1,366	(1,084)	2,359

Total consumer	25,902	(314)	(1,976)	23,612

Other	633	1,406	(793)	1,246

Total	$54,896	$10,772	$(10,299)	$55,369

The following table presents the roll forward of the allowance for loan losses for the three months ended June 30, 2012 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2012	Provision / (Reversals)	Net (Charge- offs)/Recoveries	June 30, 2012
Non-owner occupied commercial real estate	$3,830	$(1,713)	$37	$2,154
Other commercial C&D	9,706	1,271	(33)	10,944
Multifamily commercial real estate	136	74	—	210
1-4 family residential C&D	1,161	104	—	1,265

Total commercial real estate	14,833	(264)	4	14,573

Owner occupied commercial real estate	5,770	(1,001)	14	4,783
Commercial and industrial	4,836	(260)	148	4,724

Total commercial	10,606	(1,261)	162	9,507

1-4 family residential	9,578	2,424	48	12,050
Home equity	2,971	4,525	(498)	6,998
Consumer	1,807	272	(343)	1,736

Total consumer	14,356	7,221	(793)	20,784

Other	813	912	(1,117)	608

Total	$40,608	$6,608	$(1,744)	$45,472

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the roll forward of the allowance for loan losses for the six months ended June 30, 2012 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2011	Provision / (Reversals)	Net (Charge- offs)/Recoveries	June 30, 2012
Non-owner occupied commercial real estate	$3,854	$(2,462)	$762	$2,154
Other commercial C&D	7,627	3,350	(33)	10,944
Multifamily commercial real estate	398	(188)	—	210
1-4 family residential C&D	921	344	—	1,265

Total commercial real estate	12,800	1,044	729	14,573

Owner occupied commercial real estate	5,454	(685)	14	4,783
Commercial and industrial	4,166	412	146	4,724

Total commercial	9,620	(273)	160	9,507

1-4 family residential	7,252	4,750	48	12,050
Home equity	2,711	5,020	(733)	6,998
Consumer	1,594	490	(348)	1,736

Total consumer	11,557	10,260	(1,033)	20,784

Other	772	953	(1,117)	608

Total	$34,749	$11,984	$(1,261)	$45,472

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans and by impairment evaluation method as of June 30, 2013:

	Allowance for Loan Losses			Loans
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,118	$3,005	$—	$202,360	$602,875
Other commercial C&D	—	1,794	10,271	—	75,951	282,768
Multifamily commercial real estate	—	122	134	—	27,473	47,209
1-4 family residential C&D	—	1,072	642	—	52,377	19,029

Total commercial real estate	—	4,106	14,052	—	358,161	951,881
Owner occupied commercial real estate	12	2,402	2,033	1,106	630,080	420,618
Commercial and industrial	—	5,476	2,430	—	559,200	168,236

Total commercial	12	7,878	4,463	1,106	1,189,280	588,854
1-4 family residential	—	2,078	15,396	—	319,305	485,731
Home equity	—	334	3,445	—	256,441	140,728
Consumer	—	2,006	353	—	128,423	18,581

Total consumer	—	4,418	19,194	—	704,169	645,040
Other	—	413	833	—	42,699	54,813

Total	$12	$16,815	$38,542	$1,106	$2,294,309	$2,240,588

(1)	Loans collectively evaluated for impairment include $468.8 million of acquired loans which are presented net of unamortized purchase discounts of $20.1 million.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and by impairment evaluation method as of December 31, 2012:

	Allowance for Loan Losses			Loans
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (2)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$688	$2,303	$—	$176,981	$718,206
Other commercial C&D	—	1,803	10,901	—	55,734	349,747
Multifamily commercial real estate	—	24	219	—	27,258	57,762
1-4 family residential C&D	—	938	773	—	41,970	40,154

Total commercial real estate	—	3,453	14,196	—	301,943	1,165,869
Owner occupied commercial real estate	38	2,519	1,112	1,756	534,648	523,065
Commercial and industrial	—	5,473	1,570	—	436,886	221,442

Total commercial	38	7,992	2,682	1,756	971,534	744,507
1-4 family residential	—	1,393	13,825	3,153	244,620	577,063
Home equity	—	313	8,294		278,107	152,560
Consumer	—	1,563	514	—	107,809	29,348

Total consumer	—	3,269	22,633	3,153	630,536	758,971
Other	—	324	309	—	40,419	60,602

Total	$38	$15,038	$39,820	$4,909	$1,944,432	$2,729,949

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

The loss sharing agreements consist of three (one for each Failed Bank) single-family shared-loss agreements and three (one for each Failed Bank) commercial and other loans shared-loss agreements. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010 for single-family residential loans. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the FDIC indemnification asset.

(Dollars in thousands)
Balance, December 31, 2012	$49,417

Indemnification asset income	492
Amortization on indemnification asset	(3,769)
Reimbursable losses claimed	(7,410)

Balance, June 30, 2013	$38,730

Balance, December 31, 2011	$66,282

Indemnification asset income	4,557
Amortization on indemnification asset	(4,399)
Reimbursable losses claimed	(5,690)

Balance, June 30, 2012	$60,750

8. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2013 and 2012 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC as of June 30, 2013 and 2012 were $31.7 million and $46.2 million, respectively. Non-covered OREO ending balances as of June 30, 2013 and 2012 were $111.3 million and $112.0 million, respectively.

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Balance, beginning of period	$151,788	$169,433	$154,267	$168,781
Real estate acquired from borrowers	24,131	20,613	42,822	42,297
Valuation adjustments	(6,539)	(3,752)	(12,799)	(6,896)
Properties sold and other	(26,413)	(28,059)	(41,323)	(45,947)

Balance, end of period	$142,967	$158,235	$142,967	$158,235

9. Federal Home Loan Bank Advances and Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).

The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities issued by the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at June 30, 2013 and December 31, 2012 were $29.0 million and $41.5 million, respectively.

The Bank invests in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.

At June 30, 2013, in addition to $25.5 million in letters of credit issued by the Federal Home Loan Bank, of which $25.2 million is used in lieu of pledging securities to the State of Florida, the Bank had $1.4 million in advances outstanding.

The advances as of June 30, 2013 consisted of the following:

(Dollars in thousands)	Contractual Outstanding Amount	Maturity Date	Repricing Frequency	Contractual Rate at June 30, 2013
	$796	November 2017	Fixed	0.50%
	573	February 2026	Fixed	0.00%

	$1,369

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amount of eligible collateral at June 30, 2013 provided for incremental borrowing availability of up to $274.4 million.

At December 31, 2012, in addition to $25.5 million in letters of credit of which $25.2 million is used in lieu of pledging securities to the State of Florida, the Bank had $1.5 million in advances outstanding.

The advances as of December 31, 2012 consisted of the following:

(Dollars in thousands)	Contractual Outstanding Amount	Maturity Date	Repricing Frequency	Contractual Rate at December 31, 2012
	$867	November 2017	Fixed	0.50%
	593	February 2026	Fixed	0.00%

	$1,460

10. Long Term Borrowings

Structured repurchase agreements

At June 30, 2013, outstanding structured repurchase agreements totaled $50.0 million of contractual amounts with carrying values of $53.9 million. These repurchase agreements have a weighted-average rate of 4.06% as of June 30, 2013 and are collateralized by $67.6 million of mortgage-backed securities.

(Dollars in thousands)
Carrying Amount	Contractual Amount	Maturity Date	Rate at June 30, 2013
$10,964	$10,000	November 6, 2016	4.75%
10,551	10,000	December 18, 2017	3.72%
10,958	10,000	March 30, 2017	4.50%
10,583	10,000	December 18, 2017	3.79%
10,851	10,000	March 22, 2019	3.56%

$53,907	$50,000

At December 31, 2012, outstanding structured repurchase agreements totaled $50.0 million of contractual amounts with carrying values of $54.4 million. These repurchase agreements have a weighted-average rate of 4.06% as of December 31, 2012 and are collateralized by $66.5 million of mortgage-backed securities.

(Dollars in thousands)
Carrying Amount	Contractual Amount	Maturity Date	Rate at December 31, 2012
$11,102	$10,000	November 6, 2016	4.75%
10,608	10,000	December 18, 2017	3.72%
11,080	10,000	March 30, 2017	4.50%
10,644	10,000	December 18, 2017	3.79%
10,920	10,000	March 22, 2019	3.56%

$54,354	$50,000

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

The Trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The Trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the companies or the Trust, at their respective option after a period of time outlined below, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board (“FRB”), if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default. On March 18, 2013, the Company called and redeemed $34.5 million of trust preferred securities issued by SCMF, which had a fixed interest rate of 7.95%. The prepayment resulted in a $0.3 million loss on extinguishment of debt. On July 22, 2013, we notified the trustee of our intent to redeem $8.0 million of trust preferred securities in September 2013 having an interest rate of 10.6%.

(Dollars in thousands)
Date of Offering	Original Face Amount	Carrying Amount June 30, 2013	Carrying Amount December 31, 2012	Interest Rate As of June 30, 2013	Call Date	Maturity Date
September 7, 2000	$8,000	$8,736	$8,762	10.6% Fixed	September 7, 2010	September 7, 2030
July 31, 2001	5,000	3,825	3,795	3.86% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
July 31, 2001	4,000	2,604	2,573	3.86% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
June 26, 2003	10,000	5,876	5,832	3.38% (3 Month LIBOR plus 310 basis points)	June 26, 2008	June 26, 2033
September 25, 2003	10,000	6,294	6,222	3.13% (3 Month LIBOR plus 285 basis points)	September 25, 2008	September 25, 2033
November 10, 2003	34,500	—	34,189	7.95% Fixed	November 10, 2008	December 31, 2033
December 30, 2003	10,000	5,658	5,614	3.13% (3 Month LIBOR plus 285 basis points)	December 30, 2008	December 30, 2033
June 28, 2005	3,000	1,521	1,497	1.95% (3 Month LIBOR plus 168 basis points)	June 28, 2010	June 28, 2035
December 22, 2005	10,000	4,436	4,383	1.67% (3 Month LIBOR plus 140 basis points)	December 22, 2010	March 15, 2036
December 28, 2005	13,000	6,356	6,255	1.81% (3 Month LIBOR plus 154 basis points)	December 28, 2010	March 15, 2036
June 23, 2006	20,000	11,065	10,918	1.82% (3 Month LIBOR plus 155 basis points)	June 23, 2011	July 7, 2036
May 16, 2007	56,000	27,632	27,220	1.92% (3 Month LIBOR plus 165 basis points)	May 16, 2012	May 16, 2037
June 15, 2007	10,000	5,278	5,243	1.70% (3 Month LIBOR plus 143 basis points)	June 15, 2012	September 6, 2037

	$159,000	$89,281	$122,503

Other Subordinated Debentures

Through the acquisition of CBKN, the Company assumed $3.4 million in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes had a carrying value of $3.6 million as of June 30, 2013 and December 31, 2012. The Company may prepay the Notes at any time after March 18, 2015 subject to regulatory approval and compliance with applicable law. The Company’s obligation to repay the notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors and certain other financial obligations of the Company.

At June 30, 2013, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2014 through 2015	$—	$—	$—
Due in 2016	10,964	—	10,964
Due in 2017	32,092	—	32,092
Due in 2018	—	—	—
Thereafter	23,152	80,545	103,697

Total long-term debt	$66,208	$80,545	$146,753

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2012, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2013 through 2015	$—	$—	$—
Due in 2016	11,102	—	11,102
Due in 2017	32,332	—	32,332
Thereafter	57,444	79,552	136,996

Total long-term debt	$100,878	$79,552	$180,430

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

To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 Risk-based, and Total Risk-based ratios. At June 30, 2013 and December 31, 2012 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank as of June 30, 2013 and December 31, 2012 are presented in the following tables.

(Dollars in thousands)	Well Capitalized Requirement				Adequately Capitalized Requirement				Actual
June 30, 2013	Amount		Ratio		Amount		Ratio		Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A		N/A	≥	$264,801	≥	4.0%	$880,199	13.3%
Capital Bank, NA	≥	$331,375	≥	5.0%	≥	265,100	≥	4.0%	840,630	12.7%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$190,250	≥	4.0%	$880,199	18.5%
Capital Bank, NA	≥	$285,318	≥	6.0%	≥	190,212	≥	4.0%	840,630	17.7%
Total Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$380,499	≥	8.0%	$939,488	19.8%
Capital Bank, NA	≥	$475,529	≥	10.0%	≥	380,424	≥	8.0%	899,748	18.9%

(Dollars in thousands)	Well Capitalized Requirement				Adequately Capitalized Requirement				Actual
December 31, 2012	Amount		Ratio		Amount		Ratio		Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A		N/A	≥	$281,459	≥	4.0%	$948,130	13.5%
Capital Bank, NA	≥	$351,928	≥	5.0%	≥	281,542	≥	4.0%	821,438	11.7%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$192,676	≥	4.0%	$948,130	19.7%
Capital Bank, NA	≥	$288,903	≥	6.0%	≥	192,602	≥	4.0%	821,438	17.1%
Total Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$385,352	≥	8.0%	$1,007,000	20.9%
Capital Bank, NA	≥	$481,504	≥	10.0%	≥	385,203	≥	8.0%	880,128	18.3%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

As of June 30, 2013 and December 31, 2012, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.

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

Share Repurchases

On February 5, 2013, the Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time.

For the three and six months ended June 30, 2013, the Company repurchased $47.5 million, or 2,696 common shares at an average price of $17.63 per share, and $50.0 million, or 2,839 common shares at an average price of $17.60 per share, respectively, completing the aforementioned stock repurchase plan. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheet and statement of changes in shareholders’ equity.

12. Stock-Based Compensation

As of June 30, 2013, the Company had two compensation plans, the 2010 Equity Incentive Plan (the “2010 Plan”) and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards.

The 2010 Plan was effective December 22, 2009. The maximum number of shares of common stock of the Company that could have been optioned or awarded was 5,750 shares (limited to 10% of outstanding shares of common stock) of which up to 70% could have been granted pursuant to stock options and up to 30% could have been granted pursuant to restricted stock and restricted stock units. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan. Pursuant to the merger agreements, upon the September 2012 merger of TIBB, GRNB and CBKN with and into CBF, outstanding options to acquire TIBB, GRNB and CBKN stock automatically converted into options to purchase the Company’s stock as determined by the conversion ratio specified in the merger agreements, subject to the same terms and conditions as were applicable immediately prior to the mergers. The remaining 18 options that were formerly options to acquire TIBB, GRNB and CBKN stock have exercise prices ranging from $28.44 to $2,026.00 per share of the company common stock.

The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded is 2,639 shares. Awards under this plan may be made to any person selected by the Committee. No options or awards were granted under this plan during the quarter ended June 30, 2013.

The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended June 30, 2013 and 2012.

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Stock options	$96	$1,856	$179	$6,150
Restricted stock	1,268	2,356	2,762	4,535

Total stock-based compensation expense	$1,364	$4,212	$2,941	$10,685

Salaries and employee benefits	$1,364	$3,882	$2,941	$10,024
Other expense	—	330	—	661

Total stock-based compensation expense	$1,364	$4,212	$2,941	$10,685

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $0.5 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.

Stock Options

Under the 2010 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options granted during the six months ended June 30, 2013 and 2012 vest over average service periods of approximately 2 years and 6 months, respectively

The following table lists the various stock option grants from our 2010 Plan for the six months ended June 30, 2013 and 2012:

(Shares in thousands)
Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
May 21, 2013—Employees	264	$18.0	6.52
January 12, 2012—Employees	628	$20.0	8.05

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the grants were developed based on ASC 718 and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.”

The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.016%	0.91%
Expected option life	5.75 years	5.25 years
Volatility	37%	45%
Weighted average grant-date fair value of options granted	$6.52	$8.05

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

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the six months ended June 30, 2013 and 2012, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the stock option activity for the six months ended June 30, 2013 and 2012:

(Shares in thousands)	2013		2012
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	2,890	$21.39	2,236	$20.00
Granted	264	18.00	628	20.00
Exercised	—	—	—	—
Expired or forfeited	8	182.10	—	—

Balance, June 30,	3,146	$20.70	2,864	$20.00

The weighted average remaining term for outstanding stock options was approximately 7 years at June 30, 2013. The aggregate intrinsic value at June 30, 2013 and 2012 was $0 for stock options outstanding. The aggregate intrinsic value at June 30, 2013 and 2012 was $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. There were 2,881 and 1,432 options exercisable at June 30, 2013 and 2012, respectively.

Options outstanding at June 30, 2013 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$18.00	264	9.89 years	$18.00	—	—
$20.00	2,864	6.93 years	20.00	2,864	$20.00
$28.44 - $2,026.00	18	3.65 years	171.04	17	176.99

$20.00 - $2,026.00	3,146	7.16 years	$20.70	2,881	$20.94

Options outstanding at December 31, 2012 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$20.00	2,864	7.42 years	$20.00	2,550	$20.00
$28.44 - $2,026.00	26	3.65 years	174.50	25	178.71

$20.00 - $2,026.00	2,890	7.39 years	$21.39	2,575	$21.55

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

The following table lists the various restricted stock awards under our 2010 Plan for the six months ended June 30, 2013 and 2012:

(Shares in thousands)
Date of Award	Number of Restricted Stock Awards	Price Per Share
May 21, 2013—Employees	4	$18.00
January 1, 2012—Employees	307	$19.84

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The fair value of each restricted stock award granted to employees during the six months ended June 30, 2013 was estimated to be equal to the closing stock price on the date of grant. The fair value of each restricted stock award granted to employees during the six months ended June 30, 2013 was estimated as of the date of grant using a Monte Carlo approach based on Geometric Brownian Motion that simulated daily stock prices and the related consecutive 30 day average of the simulated stock price over a period of 10 years. The model projected the Company’s fair value of each vesting tranche of the restricted stock award from the mean or expected value from the 100,000 scenarios used.

The model described above requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used to compute the grant-date fair value of restricted stock awards granted during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Grant date fair value of shares	$18.00	$19.84
Risk-free interest rate	Forward Treasury Curve	Forward Treasury Curve
Market risk premium	N/A	0.00%
Volatility	N/A	45.00%
Annual forfeiture estimate	N/A	0.00%
Weighted average grant-date fair value of restricted stock awards granted	$18.00	$18.01

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

•	An increase in the annual forfeiture estimate will decrease stock compensation expense.

The value of the restricted stock is being amortized on a straight-line basis over the implied service periods.

The following table summarizes unvested restricted stock activity for the six months ended June 30, 2013 and 2012:

(Shares in thousands)	2013		2012
	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	1,212	$14.27	967	$13.26
Granted	4	18.00	307	18.01
Vested	—	—	—	—
Expired or forfeited	—	—	—	—

Balance, June 30,	1,216	$14.28	1,274	$14.40

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

13. Income Taxes

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported is as follows:

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Pretax income from continuing operations	$17,649	$10,282	$28,436	$20,348

Income taxes computed at Federal statutory tax rate	6,177	3,599	9,953	7,122
Effect of:
State taxes (net of federal benefit)	687	400	1,107	792
CVR adjustment	73	—	1,258	—
Other, net	(423)	(90)	(569)	(102)

Total income tax expense	$6,514	$3,909	$11,748	$7,812

The net deferred tax assets as of June 30, 2013 and December 31, 2012 were $202.1 million and $198.4 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered the following positive factors: projections of future operating results which forecast that the Company will continue to recognize pre-tax income on a consolidated basis; the proceeds received from the initial public offering may be used to potentially make additional acquisitions or investments in the near future with the goal of further increasing profitability; significant reductions in operating expenses have been achieved as evidenced by continued progress in reducing compensation expense, occupancy costs, and OREO expenses; the Company expects interest rates to rise in the future, which should have a favorable impact on our net interest income trend and overall return on assets. A negative factor that management considered was the significant losses incurred by the acquired institutions as a result of the severe recession and significant decline in real estate values in their local markets. In addition, Section 382 of the Internal Revenue Code limits the ability of the Company to utilize net operating losses and deduct built in losses for income tax purposes. The Company appropriately considers these limitations and has taken into account such limitations in calculating the amount of the recorded net deferred tax assets. These factors represent the most significant positive and negative evidence that management considered in concluding that no valuation allowance was necessary at June 30, 2013 and December 31, 2012.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including, those deemed to be unusual, infrequent or which cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the six months ended June 30, 2013, the change in value of the CVR and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy GreenBankshares portfolio. This expense is not deductible for income tax purposes and was treated discretely as described above.

At June 30, 2013 and December 31, 2012, the Company had $88.3 million and $93.8 million of gross Federal and state net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to an annual limitation of $10.9 million.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South Carolina, North Carolina, Tennessee, and Virginia.

At June 30, 2013 and December 31, 2012, the Company had no amounts recorded for uncertain tax positions.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Valuation of Investment Securities

The fair values of securities available for sale and trading securities are determined by: 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs); 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs); and 3) for collateralized debt obligations and certain corporate debt securities that are not actively traded, custom discounted cash flow modeling (Level 3 inputs).

As of June 30, 2013, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies and certain corporate debt securities which are not actively traded. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Additionally, cash flows utilized in the modeling of the collateralized debt obligation security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers.

As of June 30, 2013, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2013:

		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$13	$13	$—	$—

Available for sale securities:
U.S. Government agencies	$15,353	$—	$15,353	$—

Asset-backed securities	143,061	—	143,061	—

States and political subdivisions—tax exempt	14,773	—	14,773	—
States and political subdivisions—taxable	549	—	549	—
Mortgage-backed securities—residential	1,078,227	—	1,078,227	—
Industrial revenue bonds	3,872	—	—	3,872

Marketable equity securities	2,616	2,616	—	—

Collateralized debt obligations	301	—	—	301

Available for sale securities	$1,258,752	$2,616	$1,251,963	$4,173

Gross asset value of derivatives	$763	$—	$763	$—

Liabilities
Gross liability value of derivatives	$748	$—	$748	$—

There were no transfers of assets and liabilities between levels of the fair value hierarchy during the three and six months ended June 30, 2013 and 2012.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Assets measured at fair value on a recurring basis are summarized below as of December 31, 2012:

		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$8,015	$—	$8,015	$—
States and political subdivisions—tax exempt	17,215	—	17,215	—
States and political subdivisions—taxable	573	—	573	—
Mortgage-backed securities—residential	973,853	—	973,853	—
Industrial revenue bonds	3,800	—	—	3,800
Marketable equity securities	2,719	2,719	—	—
Corporate bonds	26	—	—	26
Trust preferred securities	246	246	—	—
Collateralized debt obligations	297	—	—	297

Available for sale securities	$1,006,744	$2,965	$999,656	$4,123

Gross asset value of derivatives	$880	$—	$880	$—

Liabilities
Gross liability value of derivatives	$1,024	$—	$1,024	$—

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2013 and held at June 30, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, March 31, 2013	$26	$3,857	$307
Included in earnings—other than temporary impairment	—	—	—
Included in earnings—gain on sale	199	—	—
Included in other comprehensive income	—	15	(6)
Sales	(225)	—	—
Transfer in to Level 3	—	—	—

Ending balance June 30, 2013	$—	$3,872	$301

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and held at June 30, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2013	$26	$3,800	$297
Included in earnings—other than temporary impairment	—	—	—
Included in earnings—gain on sale	199	—	—
Included in other comprehensive income	—	72	4
Sales	(225)	—	—
Transfer in to Level 3	—	—	—

Ending balance June 30, 2013	$—	$3,872	$301

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2012 and held at June 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, March 31, 2012	$790	$3,750	$288
Included in earnings—other than temporary impairment	(38)	—	—
Included in earnings—gain on sale	—	—	—
Included in other comprehensive income	—	—	(41)
Sales	—	—	—
Transfer in to Level 3	—	—	—

Ending balance June 30, 2012	$752	$3,750	$247

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and held at June 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2012	$790	$3,750	$328
Included in earnings—other than temporary impairment	(38)	—	—
Included in earnings—gain on sale	—	—	—
Included in other comprehensive income	—	—	1
Sales	—	—	(82)
Transfer in to Level 3	—	—	—

Ending balance June 30, 2012	$752	$3,750	$247

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Input	Range

Industrial revenue bonds	$3,872	Discounted cash flow	Discount rate	2.2-2.3%
			Illiquidity factor	0.3%

Collateralized debt obligations	$301	Discounted cash flow	Discount rate	Libor +10.75% and +13%

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
Corporate bonds	$26	Discounted cash flow	Discount rate	20%
			Default probability	95%

Industrial revenue bond	$3,800	Discounted cash flow	Current yield/discount rate	1.6-1.7%
			Illiquidity factor	0.3%

Collateralized debt obligations	$297	Discounted cash flow	Discount rate	Libor +10.75% and +13%

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of June 30, 2013:

	Fair Value Measurements Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$119,855
Other repossessed assets	—	404	—

Other real estate owned measured at fair value as of June 30, 2013 had a carrying amount of $144.1 million, less a valuation allowance of $24.2 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of December 31, 2012:

	Fair Value Measurements Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$85,819
Other repossessed assets	—	268	—

Other real estate owned measured at fair value as of December 31, 2012 had a carrying amount of $101.9 million, less a valuation allowance of $16.1 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at June 30, 2013	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$119,855	Fair value of property	Appraised value less costs to sell	7% - 10%

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$85,819	Fair value of property	Appraised value less costs to sell	7% - 10%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Carrying amount and estimated fair values of financial instruments were as follows:

	Fair Value Measurement
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Financial Assets
Cash and cash equivalents	$156,463	$156,463	$156,463	$—	$—
Trading securities	13	13	13	—	—
Investment securities available for sale	1,258,752	1,258,752	2,616	1,251,963	4,173
Loans, net	4,501,336	4,753,335	—	20,702	4,732,633
Receivable from FDIC	7,573	7,573	—	7,573	—
Indemnification asset	38,730	38,730	—	—	38,730
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stock	40,195	40,195	—	—	40,195
Gross asset value of derivatives	763	763	—	763	—

Total financial assets	$6,003,825	$6,255,824	$159,092	$1,281,001	$4,815,731

Financial Liabilities
Noncontractual deposits	$3,690,339	$3,690,339	$—	$—	$3,690,339
Contractual deposits	1,780,200	1,782,694	—	—	1,782,694
Federal Home Loan Bank advances	1,369	1,287	—	1,287	—
Short-term borrowings	28,964	28,963	—	28,963	—
Long-term borrowings	53,908	56,537	—	—	56,537
Subordinated debentures	92,845	101,307	—	—	101,307
Gross liability value of derivatives	748	748	—	748	—

Total financial liabilities	$5,648,373	$5,661,875	$—	$30,998	$5,630,877

December 31, 2012
Financial Assets
Cash and cash equivalents	$734,874	$734,874	$734,874	$—	$—
Investment securities available for sale	1,006,744	1,006,744	2,965	999,656	4,123
Loans, net	4,635,670	4,918,464	—	11,276	4,907,188
Receivable from FDIC	8,486	8,486	—	8,486	—
Indemnification asset	49,417	49,417	—	—	49,417
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stock	39,217	39,217	—	—	39,217
Gross asset value of derivatives	880	880	—	880	—

Total financial assets	$6,475,288	$6,758,082	$737,839	$1,020,298	$4,999,945

Financial Liabilities
Noncontractual deposits	$3,802,170	$3,802,170	$—	$—	$3,802,170
Contractual deposits	2,070,698	2,075,342	—	—	2,075,342
Federal home loan bank advances	1,460	1,401	—	1,401	—
Short-term borrowings	41,508	41,507	—	41,507	—
Long-term borrowings	54,354	58,983	—	—	58,983
Subordinated debentures	126,076	124,798	—	—	124,798
Gross liability value of derivatives	1,024	1,024	—	1,024	—

Total financial liabilities	$6,097,290	$6,105,225	$—	$43,932	$6,061,293

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of the indemnification asset, Federal Reserve, Federal Home Loan Bank stock and other bankers’ bank stocks due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for expected credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing.

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

The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three and six months ended June 30, 2013, the company recorded $0.5 million and $0.7 million, respectively, in non-interest income and $0.1 million and $0.2 million, respectively, in non-interest expense as a result of changes in fair value.

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

The Company’s derivative instrument contracts which are recorded in other assets and other liabilities on the Company’s balance sheet consist of the following:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets:
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$482	$22,368	$682	$25,000
Interest rate cap contracts (maturing in 2014)	—	12,500	—	12,500
Interest rate swaps associated with loan contracts (maturing in 2014)	8	309	132	2,366
Currency exchange contracts (maturing in 2013)	—	7,745	66	7,745
Forward loan sales contracts (maturing in 2013)	273	16,591	—	—

	$763	$59,513	$880	$47,611

Liabilities:
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$(590)	$25,000	$(612)	$22,368
Interest rate swaps associated with loan contracts (maturing in 2014)	(8)	309	(132)	2,366
Currency exchange contracts (maturing in 2013)	(116)	10,000	(280)	10,000

Forward loan sales contracts (maturing in 2013)	(34)	5,176	—	—

	$(748)	$40,485	$(1,024)	$34,734

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The primary objective for each of these contracts is to minimize risk. Interest rate risk being the primary risk for the interest rate caps, swaps and forward loan sales contracts. Foreign exchange currency fluctuation risk is the primary risk for the foreign exchange contracts. The interest rate on the underlying $10.0 million certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank). The currency exchange contracts are also based on this proprietary index. Forward loan sales contracts had a de minimis value as of December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, our ability to integrate our new management and directors without encountering potential difficulties, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank, NA’s technology and information systems. Additional factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2012. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2013 and statements of income for the three and six months ended June 30, 2013 and comparative periods when appropriate . Except as otherwise noted, dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

The following discussion pertains to our historical results, which includes the operations of First National Bank, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp. Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. Throughout this discussion we collectively refer to the above acquisitions as the “acquisitions”.

Overview

We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised approximately $1.0 billion to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits of the three Failed Banks from the FDIC. We operate 162 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

We were founded by a group of experienced bankers with a multi-decade record of leading, operating, acquiring and integrating financial institutions. Our executive management team is led by our Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America Corp., where his career spanned 38 years, including tenure as President of the Consumer and Commercial Bank. He also has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks, Inc. Our Chief Financial Officer, Christopher G. Marshall, has over 30 years of financial and managerial experience, including service as the Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Our Chief Risk Officer, R. Bruce Singletary, has over 32 years of experience, including 19 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region and as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank. Kenneth A. Posner serves as our Chief of Investment Analytics and Investor Relations Executive spent 13 years as an equity research analyst at Morgan Stanley focusing on a wide range of financial services firms.

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

Comparability to Past Periods

The consolidated financial information presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the three and six months ended June 30, 2013 includes our consolidated results, including Southern Community Financial Corporation. Accordingly, operating results for the three and six months ended June 30, 2013 and 2012 are not generally comparable. In addition, results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheet at estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed immediately prior to acquisition.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. For a full description of income statement metrics and balance sheet drivers used to evaluate our business such as, Net Interest Income, Provision for Loan Losses, Non-Interest Income, Non-Interest Expense, Net Income, Loan Growth, Asset Quality, Deposit Growth, Liquidity and Capital, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Quarterly Summary

For the second quarter of 2013, we had net income of $11.1 million, or $0.21 per basic and diluted share. Results for the quarter included $1.3 million of stock-based compensation associated with original founder awards, $0.6 million and $0.2 million in gain on sales of facilities and investment securities, respectively, $0.2 million of contingent value right (“CVR”) expense, and $0.1 million of merger related costs as a result of our Southern Community acquisition.

Operating and financial highlights include the following:

•	Record loan originations of $301.6 million;

•	Cost of deposits declined to 0.43% and core deposit costs declined to 0.14%, representing 67.5% of total deposits;

•

Net interest margin increased by 6 basis points to 4.47% driven by additional accretion on purchased credit impaired loans, decline in costs across all deposit types, redeployment of excess cash into securities, and the impact of the prepayment of high coupon trust preferred debt in the first quarter;

•	Problem loan resolutions of $103.8 million;

•	Tier 1 leverage ratio of 13.3% as of June 30, 2013;

•	Completed a $50.0 million stock repurchase program with an average repurchase price of $17.60; and

•	ROA and ROE increased to 0.64% and 3.90%, respectively.

Results of Operations

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

	Three Months Ended June 30, 2013			Three Months Ended March 31, 2013
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)	$4,562,295	$70,163	6.17%	$4,628,838	$72,664	6.37%
Investment securities (1)	1,292,249	4,525	1.40%	1,006,647	3,549	1.43%
Interest-bearing deposits in other banks	164,784	102	0.25%	586,345	371	0.26%
FHLB and FRB stock	36,278	462	5.11%	38,866	490	5.11%

Total interest-earning assets	6,055,606	75,252	4.98%	6,260,696	77,074	4.99%
Non-interest-earning assets:
Cash and due from banks	105,347			110,930
Other assets	784,146			810,418

Total non-interest-earning assets	889,493			921,348

Total assets	$6,945,099			$7,182,044

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,853,592	$4,598	0.99%	$1,986,343	$5,035	1.03%
Money market	1,055,635	575	0.22%	1,113,841	629	0.23%
Negotiable order of withdrawal accounts	1,263,133	499	0.16%	1,275,914	555	0.18%
Savings deposits	506,997	255	0.20%	503,714	258	0.21%

Total interest-bearing deposits	4,679,357	5,928	0.51%	4,879,812	6,477	0.54%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	38,794	15	0.16%	43,250	14	0.13%
Long-term borrowings	142,541	1,894	5.33%	170,912	2,499	5.93%

Total interest-bearing liabilities	$4,860,692	$7,837	0.65%	$5,093,974	$8,990	0.72%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	903,637			888,834
Other liabilities	38,235			33,536
Shareholders’ equity	1,142,535			1,165,700

Total non-interest-bearing liabilities and shareholders’ equity	2,084,407			2,088,070

Total liabilities and shareholders’ equity	$6,945,099			$7,182,044

Interest rate spread (tax equivalent basis)			4.34%			4.28%

Net interest income (tax equivalent basis)		$67,416			$68,084

Net interest margin (tax equivalent basis)			4.47%			4.41%
Average interest-earning assets to average interest-bearing liabilities	124.58%			122.90%

(1)	Average loans and securities include non-performing assets. Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

	Three Months Ended June 30, 2013 Compared to the Three Months Ended March 31, 2013 Due to Changes(1) in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$(1,036)	$(1,465)	$(2,501)
Investment securities (2)	1,000	(24)	976
Interest-bearing deposits in other banks	(261)	(8)	(269)
FHLB and FRB stock	(33)	5	(28)

Total interest income	$(330)	$(1,492)	$(1,822)

Interest expense
Time deposits	$(331)	$(106)	$(437)
Money market	(32)	(22)	(54)
Negotiable order of withdrawal accounts	(6)	(50)	(56)
Savings deposits	2	(5)	(3)
Short-term borrowings and FHLB advances	(2)	3	1
Long-term borrowings	(390)	(215)	(605)

Total interest expense	$(759)	$(395)	$(1,154)

Change in net interest income	$429	$(1,097)	$(668)

(1)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
(2)	Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis. Average volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.

Three months ended June 30, 2013 compared to three months ended March 31, 2013

Our net interest income for the three months ended June 30, 2013 decreased by $0.7 million, or 1.0%, to $67.2 million, from $67.8 million for the three months ended March 31, 2013. The main driver of the decrease was the decrease in loan portfolio yields and average balances, partially offset by additional accretion from purchased credit impaired loans, higher average securities portfolio balances as we reinvested excess liquidity, the late first quarter prepayment of trust preferred securities, the decline in high cost time deposits and a decline in rates paid across all deposit types. Accordingly, the net interest margin increased 6 basis points to 4.47% and our net interest income spread increased to 4.34% for the three months ended June 30, 2013 as compared to 4.28% for the three months ended March 31, 2013. Loan yields decreased to 6.17% for the three months ended June 30, 2013 from 6.37% for the three months ended March 31, 2013 largely driven by new loan originations, which were booked at an average yield of 3.98% (a decrease of 40 basis points over the prior quarter), partially offset by acquired impaired loan portfolio yields which increased to a weighted average of 7.56%. The average loan balance decreased due to the resolution of problem loans and principal repayments. Securities average balance increased as the company redeployed excess cash into securities, while the yields remained relatively flat. Our cost of funds declined to 0.55% for the three months ended June 30, 2013 from 0.61% for the three months ended March 31, 2013, due to the $34.5 million late first quarter prepayment of trust preferred securities, which reduced our long-term borrowings by approximately 17.0%, and the decline in time deposits as a result of continued plan shrinkage in high-cost legacy time deposits. Core deposits represent 67.5% of total deposit funding as of June 30, 2013 and deposits represented 96.9% of total bank funding.

As of June 30, 2013, we held cash and securities equal to 20.8% of total assets. We intend to use our current excess liquidity and capital for general corporate purposes, including loan originations as well as the acquisition of depository institutions that meet our investment standards. Our loan originations for the three months ended June 30, 2013 totaled $301.6 million.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)	$4,562,295	$70,163	6.17%	$4,210,746	$66,682	6.37%
Investment securities (1)	1,292,249	4,525	1.40%	1,215,494	5,931	1.96%
Interest-bearing deposits in other banks	164,784	102	0.25%	101,657	65	0.26%
FHLB and FRB stock	36,278	462	5.11%	37,966	488	5.17%

Total interest-earning assets	6,055,606	75,252	4.98%	5,565,863	73,166	5.29%
Non-interest-earning assets:
Cash and due from banks	105,347			97,379
Other assets	784,146			691,840

Total non-interest-earning assets	888,493			789,219

Total assets	$6,945,099			$6,355,082

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,853,592	$4,598	0.99%	$1,982,499	$5,336	1.08%
Money market	1,055,635	575	0.22%	902,334	1,000	0.45%
Negotiable order of withdrawal accounts	1,263,133	499	0.16%	1,069,756	691	0.26%
Savings deposits	506,997	255	0.20%	360,347	276	0.31%

Total interest-bearing deposits	4,679,357	5,927	0.51%	4,314,936	7,303	0.68%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	38,794	15	0.16%	132,517	317	0.96%
Long-term borrowings	142,541	1,894	5.33%	135,477	1,928	5.72%

Total interest-bearing liabilities	$4,860,692	$7,836	0.65%	$4,582,930	$9,548	0.84%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	903,637			722,929
Other liabilities	38,235			38,483
Shareholders’ equity	1,142,535			1,010,740

Total non-interest-bearing liabilities and shareholders’ equity	2,084,407			1,772,152

Total liabilities and shareholders’ equity	$6,945,099			$6,355,082

Interest rate spread (tax equivalent basis)			4.34%			4.45%

Net interest income (tax equivalent basis)		$67,416			$63,618

Net interest margin (tax equivalent basis)			4.47%			4.60%
Average interest-earning assets to average interest-bearing liabilities	124.58%			121.45%

(1)	Average loans and securities include non-performing assets. Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 Due to Changes(1) in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$5,448	$(1,967)	$3,481
Investment securities (2)	355	(1,761)	(1,406)
Interest-bearing deposits in other banks	39	(2)	37
FHLB and FRB stock	(22)	(4)	(26)

Total interest income	$5,820	$(3,734)	$2,086

Interest expense
Time deposits	$(335)	$(403)	$(738)
Money market	148	(573)	(425)
Negotiable order of withdrawal accounts	110	(302)	(192)
Savings deposits	91	(112)	(21)
Short-term borrowings and FHLB advances	(138)	(164)	(302)
Long-term borrowings	98	(132)	(34)

Total interest expense	$(26)	$(1,686)	$(1,712)

Change in net interest income	$5,846	$(2,048)	$3,798

(1)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
(2)	Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis. Average asset volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Our net interest income for the three months ended June 30, 2013 increased by $3.8 million or 6.0% to $67.2 million, from $63.3 million for the three months ended June 30, 2012. The increase reflects the inclusion of SCMF acquired on October 1, 2012, a decline in securities yields and in rates across all deposit types and pay-off of FHLB advances during the second half of the prior year. The net interest margin decreased 13 basis points to 4.47% for the three months ended June 30, 2013 as compared to 4.60% for the three months ended June 30, 2012 due to a decrease in our net interest income spread which was 4.34% for the three months ended June 30, 2013 as compared to 4.45% for the three months ended June 30, 2012. Loan yields decreased to 6.17% from 6.37% principally due to $774.8 million in loans with a 5.31% weighted average yield acquired with SCMF and loan originations, which were booked at an average yield of 3.98% during the three months ended June 30, 2013 compared to an average yield of 4.84% during the three months ended June 30, 2012. Securities yields decreased to 1.40% from 1.96% due to market interest rates remaining at historic lows limiting the yield of reinvestment of cash flows of higher yield investments acquired with SCMF. Our cost of funds declined to 0.55% for the three months ended June 30, 2013 from 0.72% for the three months ended June 30, 2012, due to the decline in rates of 9 basis points on time deposits, 23 basis points on money market accounts, 10 basis points on negotiable order of withdrawal accounts and 11 basis points on savings accounts. The decrease in short-term borrowings resulted from the repayment of $66.2 million in FHLB advances in continuation of a deleveraging strategy.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)	$4,595,383	$142,827	6.27%	$4,233,066	$134,959	6.41%
Investment securities (1)	1,150,237	8,074	1.42%	1,127,866	11,559	2.06%
Interest-bearing deposits in other banks	374,399	473	0.25%	260,054	296	0.23%
FHLB and FRB stock	37,565	952	5.11%	38,346	833	4.37%

Total interest-earning assets	6,157,584	152,326	4.99%	5,659,332	147,647	5.25%
Non-interest-earning assets:
Cash and due from banks	108,123			94,749
Other assets	797,209			701,836

Total non-interest-earning assets	905,332			796,585

Total assets	$7,062,916			$6,455,917

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,919,601	$9,635	1.01%	$2,050,458	$10,800	1.06%
Money market	1,084,577	1,204	0.22%	899,727	2,299	0.51%
Negotiable order of withdrawal accounts	1,269,488	1,054	0.17%	1,075,672	1,516	0.28%
Savings deposits	505,365	512	0.20%	334,514	543	0.33%

Total interest-bearing deposits	4,779,031	12,405	0.52%	4,360,371	15,158	0.70%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	41,009	29	0.14%	174,999	807	0.93%
Long-term borrowings	156,648	4,394	5.66%	135,247	3,872	5.76%

Total interest-bearing liabilities	$4,976,688	$16,828	0.68%	$4,670,617	$19,837	0.85%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	896,277			736,618
Other liabilities	35,898			44,212
Shareholders’ equity	1,154,053			1,004,470

Total non-interest-bearing liabilities and shareholders’ equity	2,086,228			1,785,300

Total liabilities and shareholders’ equity	$7,062,916			$6,455,917

Interest rate spread (tax equivalent basis)			4.31%			4.39%

Net interest income (tax equivalent basis)		$135,498			$127,810

Net interest margin (tax equivalent basis)			4.44%			4.54%
Average interest-earning assets to average interest-bearing liabilities	123.73%			121.17%

(1)	Average loans and securities include non-performing assets. Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

	Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 Due to Changes (1) in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$11,327	$(3,459)	$7,868
Investment securities (2)	225	(3,710)	(3,485)
Interest-bearing deposits in other banks	142	35	177
FHLB and FRB stock	(17)	136	119

Total interest income	$11,677	$(6,998)	$4,679

Interest expense
Time deposits	$(671)	$(493)	$(1,164)
Money market	401	(1,496)	(1,095)
Negotiable order of withdrawal accounts	239	(701)	(462)
Savings deposits	217	(248)	(31)
Short-term borrowings and FHLB advances	(369)	(409)	(778)
Long-term borrowings	602	(80)	522

Total interest expense	$419	$(3,427)	$(3,008)

Change in net interest income	$11,258	$(3,571)	$7,687

(1)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category
(2)	Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis. Average loan volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Our net interest income for the six months ended June 30, 2013 increased by $7.8 million or 6.1% to $135.0 million, from $127.2 million for the six months ended June 30, 2012. The increase reflects the inclusion of SCMF partially offset by a decline in securities yields and rates across all deposit types and the pay-off of FHLB advances during the second half of the prior year. The net interest margin decreased 10 basis points to 4.44% for the six months ended June 30, 2013 as compared to 4.54% for the six months ended June 30, 2012 due to a decrease in our net interest income spread which was 4.31% for the six months ended June 30, 2013 as compared to 4.39% for the six months ended June 30, 2012. Loan yields decreased to 6.27% from 6.41% principally due to $774.8 million in loans with a 5.31% weighted average yield acquired with SCMF and loan originations, which were booked at an average yield of 4.16% during the six months ended June 30, 2013 compared to an average yield of 4.93% during the six months ended June 30, 2012. Securities yields decreased to 1.42% from 2.06% due to market interest rates remaining at historic lows limiting the yield of reinvestment of cash flows of higher yield investments. Cost of funds declined to 0.58% for the six months ended June 30, 2013 from 0.74% for the six months ended June 30, 2012, due to decline in rates across all deposit types, led by a decline of 29 basis points and 11 basis points in money market accounts and negotiable order of withdrawal accounts, respectively. The decrease in short-term borrowings resulted from the repayment of $66.2 million in FHLB advances in continuation of a deleveraging strategy, partially offset by an increase in long-term borrowings due to the addition of the SCMF trust preferred securities.

Provision for Loan Losses

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The provision for loan losses for the three months ended June 30, 2013 was $3.9 million. The provision was comprised of $1.5 million related to the increase in the allowance for loan losses established for originated loans, $0.5 million related to acquired loans which were not considered impaired at the date of acquisition, and approximately $1.9 million related to additional impairment identified with respect to acquired impaired loans. We originated $301.6 million in new loans during the three months ended June 30, 2013. Of the $1.9 million related to the acquired impaired loans, $1.7 million resulted from the non-covered portfolio.

The provision for loan losses for the three months ended June 30, 2012 was $6.6 million. The provision was comprised of $3.3 million related to acquired impaired loans, $0.3 million related to acquired loans which were not considered impaired at the date of acquisition and $3.0 million related to the increase in the allowance for loan losses established for originated loans. We originated $250.5 million in new loans during the three months ended June 30, 2012. Of the $3.3 million impairment related to the acquired impaired loans, $4.4 million resulted from the non-covered portfolio which was partially offset by a $1.1 million reversal of previously recognized impairment from improvement of the covered portfolio. We are covered by indemnification agreements with the FDIC for the covered loan portfolio, and a decrease in the value of the indemnification asset of approximately $0.9 million was associated with the provision for loan losses reversal required for these loans during three months ended June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The provision for loan losses for the six months ended June 30, 2013 was $10.8 million. The provision was comprised of $11.0 million related to the increase in the allowance for loan losses established for originated loans, and approximately $1.1 million related to acquired loans which were not considered impaired at the date of acquisition, partially offset by $1.3 million in net impairment reversals due to improvements in our expectations for future cash flows for acquired impaired loans. We originated $553.0 million in new loans during the six months ended June 30, 2013. Of the $11.0 million related to the increase in the allowance for loan losses for originated loans, $7.8 million related to a single commercial credit relationship associated with suspected fraud. Of the $1.3 million in net impairment reversals related to the acquired impaired loans, approximately $3.3 million resulted from the covered portfolio partially offset by additional impairment of $2.0 million from the non-covered portfolio. We are covered by indemnification agreements with the FDIC for the covered loan portfolio, and a decrease in the value of the indemnification asset of approximately $2.4 million was associated with the provision for loan losses reversal for these loans during the six months ended June 30, 2013.

The provision for loan losses for the six months ended June 30, 2012 was $12.0 million. The provision was comprised of $7.4 million related to acquired impaired loans, $0.5 million related to acquired loans which were not considered impaired at the date of acquisition and $4.1 million related to the increase in the allowance for loan losses established for originated loans. We originated $447.3 million in new loans during the six months ended June 30, 2012. Of the $7.4 million impairment related to the acquired impaired loans, $2.8 million resulted from the covered portfolio and $4.6 million resulted from the non-covered portfolio. We are covered by indemnification agreements with the FDIC for the covered loan portfolio, and an increase in the value of the indemnification asset of approximately $2.8 million was associated with the provision for loan losses for these loans during six months ended June 30, 2012.

Purchase Credit Impaired (“PCI”) loans, loans acquired where there was evidence of credit deterioration since origination and where it was probable that we will not collect all contractually required principal and interest payments, are aggregated in pools of loans with similar risk characteristics and accounted for as purchased credit-impaired. Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If we have unfavorable changes in our estimates of cash flows expected to be collected for a loan pool (other than due to decreases in interest rate indices) which result in the present value of such cash flows being less than the recorded investment of the pool, we record the impairment through the provision for loan losses, resulting in an increase in the allowance for loan losses for that pool. If we have favorable changes in our estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.

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

The table below illustrates the impact of our second quarter estimates of expected cash flows on PCI loans on impairment and prospective yield:

		Weighted Average Prospective Yields
(Dollars in thousands)	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows

Covered portfolio	$13,575	6.09%	7.87%

Non-covered portfolio	$24,967	5.56%	7.51%

Total	$38,542	5.64%	7.56%

Non-interest Income

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Service charges on deposit accounts	$6,335	$6,332	$12,677	$12,323
Debit card income	2,979	2,589	5,815	5,350
Fees on mortgage loans sold	1,601	1,205	2,842	2,308
FDIC indemnification asset income (expense)	(1,108)	(164)	(3,277)	158
Gain on sale of facilities	594	—	594	—
Derivative income	470	—	690	—
OREO revenue	427	—	769	—
Earnings on bank owned life insurance policies	417	167	820	379
Brokerage fees	192	158	379	444
Wire transfer fees	193	160	378	335
Investment advisory and trust fees	164	142	260	294
Investment securities gains, net	205	895	205	3,648
Other	1,037	695	2,263	1,763

Total non-interest income	$13,506	$12,179	$24,415	$27,002

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Non-interest income increased to $13.5 million for the three months ended June 30, 2013 from $12.2 million for the three months ended June 30, 2012. The increase was principally due to $0.6 million on gains on sales of three facilities as a result of our initiatives to reduce redundant or excess facility and office space, $0.4 million increase in fees on $49.4 million of mortgage loans sold to investors as a result of higher volumes and profitability, $0.4 million in OREO revenues generated from foreclosed properties we own, and $0.5 million of derivative income as a result of changes in fair value of derivatives acquired through SCMF, primarily related to fluctuations in interest rates. Partially offsetting the increase was a decrease of $0.7 million on gains on sales of investment securities and an increase of $0.9 million in FDIC indemnification asset amortization resulting from improvements in our expectations of future cash flows for acquired impaired loans.

Six months ended June 30, 2013 compared to Six months ended June 30, 2012

Non-interest income decreased to $24.4 million for the six months ended June 30, 2013 from $27.0 million for the six months ended June 30, 2012. The decrease was principally due to an increase of $3.4 million in FDIC indemnification asset amortization resulting from improvements in our expectations of future cash flows for acquired impaired loans, and a decrease of $3.4 million on gains on sales of investment securities. Partially offsetting the decrease was $0.8 million in OREO revenues generated from foreclosed properties we own, $0.7 million of derivative income, $0.6 million on gains on sales of facilities, and $0.5 million increase in fees on mortgage loans sold as a result of higher volumes and profitability.

Non-interest Expense

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Salary and employee benefits	$22,660	$21,654	$43,479	$45,656
Stock-based compensation	1,364	4,212	2,941	10,685
Net occupancy expense	10,503	9,584	21,233	18,874
OREO valuation expenses	6,539	3,752	12,799	6,896
Gain on sales of OREO	(2,535)	(1,289)	(3,392)	(2,423)
Foreclosed asset related expense	2,224	2,687	3,644	4,884
Loan workout expense	2,236	1,830	4,300	3,445
Professional fees	2,344	3,025	4,992	6,752
Computer services	3,541	2,190	6,641	4,544
CVR expense	187	—	2,797	—
Conversion and merger related expenses	140	1,757	253	3,045
FDIC assessments	1,763	1,596	3,566	3,301
Telecommunication expense	1,631	1,317	3,385	2,578
Amortization of intangibles	1,270	1,181	2,542	2,274
Postage, courier and armored car	966	1,006	2,062	2,001
Loss on extinguishment of debt	—	—	308	321
Operating supplies	552	852	1,619	1,441
Legal settlement expense	—	97	—	997
Travel expense	611	578	1,157	1,034
Insurance, non-building	513	551	1,026	941
Marketing and community relations	167	318	398	815
Other operating expense	2,464	1,736	4,431	3,806

Total non-interest expense	$59,141	$58,634	$120,181	$121,867

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Non-interest expense increased to $59.1 million for the three months ended June 30, 2013 from $58.6 million for the three months ended June 30, 2012. The increase in non-interest expense is primarily due to an increase of $2.8 million in OREO valuation expenses primarily related to write-downs of two vacant land lots in Tennessee, and increased operational expenses attributable to the acquisition of SCMF in the fourth quarter of 2012. Partially offsetting the increase was a reduction of $2.8 million in stock-based compensation associated with founders’ grants.

To evaluate and control operating costs, we monitor certain performance metrics including our efficiency ratio, which equals total non-interest expense divided by net revenue (net interest income plus non-interest income). Our efficiency ratio has been and is expected to continue to be significantly impacted by certain costs that follow acquisitions of troubled financial institutions. Our efficiency ratio for the three months ended June 30, 2013 was 73.3%, which was impacted by $0.2 million of CVR expense, $1.3 million of stock-based compensation associated with original founder awards, $0.1 million of merger related costs and $0.2 million of investment security gains. Excluding the impact of these items, our adjusted efficiency ratio for the three months ended June 30, 2013 was 71.5%.

Our efficiency ratio for the three months ended June 30, 2012 was 77.6%, which was impacted by $4.2 million of stock-based compensation, $1.6 million of conversion and merger expenses due to integration of the acquired banks, $0.4 million of legal settlement expense, and $0.9 million of investment security gains. Excluding the impact of these items, our adjusted efficiency ratio for the three months ended June 30, 2012 was 70.3%.

Six months ended June 30, 2013 compared to Six months ended June 30, 2012

Non-interest expense decreased to $120.2 million for the six months ended June 30, 2013 from $121.9 million for the six months ended June 30, 2012. The decrease is primarily due to a $7.7 million decrease in stock-based compensation associated with founders’ grants, partially offset by an increase of $5.9 million in OREO valuation expenses primarily related to write-downs of three vacant land lots in Tennessee, and a $2.8 million CVR expense as a result of improvements in our legacy Green Bankshares portfolio during the first quarter of 2013. The CVR liability is measured each quarter based upon our most recent estimates of expected credit losses from each acquired portfolio. During the first quarter of 2013, the Company’s expected credit losses for loans acquired in the acquisition of GreenBankshares, Inc. declined below the $178.0 million threshold stipulated in the related CVR agreement. Accordingly, we recorded an expense associated with the change in the value of the related liability. Each CVR is payable after the fifth anniversary of the consummation of the respective acquisition and the current amount of the liability represents the expected payout discounted at an estimated market discount rate of 8% from the payout date to the reporting date.

Occupancy expense increased by $1.9 million related to the operations of the SCMF network and facilities which we acquired in the fourth quarter of 2012.

Our efficiency ratio for the six months ended June 30, 2013 was 75.4%, which was impacted by $2.8 million of CVR expense, $2.8 million of stock-based compensation associated with original founder awards, $0.3 million of loss on extinguishment of debt related to $34.5 million in prepayments of trust preferred securities $0.1 million of merger related costs and $0.2 million of investment security gains. Excluding the impact of these items, our adjusted efficiency ratio for the six months ended June 30, 2013 was 71.7%.

Our efficiency ratio for the six months ended June 30, 2012 was 79.0%, which was impacted by $10.7 million of stock-based compensation, $3.1 million of conversion and merger expenses due to integration of the acquired banks, $1.3 million of legal settlement expense, $0.3 million of loss on extinguishment of debt and $3.6 million of investment security gains. Excluding the impact of these items, our adjusted efficiency ratio for the six months ended June 30, 2012 was 70.7%.

The adjusted efficiency ratios, which equal adjusted non-interest expense divided by adjusted net revenues (net interest income plus non-interest income), for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
(Dollars in thousands)
Non-interest expense	$59,141	$58,634	$120,181	$121,867
Less: Stock-based compensation	1,267	4,212	2,844	10,685
Less: CVR expense (other expense)	187		2,797	—
Less: Conversion and merger related expense (conversion and merger expense and salaries and employee benefits	128	1,558	133	3,126
Less: Legal settlement (professional fees)	—	388	—	1,288
Less: Extinguishment of debt	—	—	308	321

Non-interest expense, adjusted	$57,559	$52,476	$114,099	$106,447

Net interest income	$67,152	$63,345	$134,974	$127,197
Non-interest income	13,506	12,179	24,415	27,002
Less: Investment security gains	205	895	205	3,648

Net revenue, adjusted	$80,453	$74,629	$159,184	$150,551

Adjusted Efficiency Ratio	71.5%	70.3%	71.7%	70.7%

The adjusted efficiency ratio is a non-GAAP measure which we believe provides analysts and investors with information useful in understanding our business and evaluating our operating efficiency. We monitor the adjusted efficiency ratio to evaluate and control operating costs. The adjusted efficiency ratio is also a measure utilized by our Board of Directors in measuring management’s performance in controlling operating costs in comparison to peers.

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

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. At June 30, 2013, we had a deferred tax asset of $202.1 million, which principally reflects the tax effect of the acquisition accounting adjustments made in connection with each of the acquisitions, subject to the limits of Section 382 of the Internal Revenue Code of 1986, as amended (which we refer to as the “Internal Revenue Code”), which determines our ability to preserve the tax benefits of existing net operating losses and built-in losses in a change of control. The majority of our deferred tax assets arose from discounts we recognized against loans to initially record them at estimated fair value for each of our seven acquisitions. These discounts represent both expected credit losses and amounts of accretable yield or accretable discount which will be recognized as loan interest income. As of each acquisition date, we analyzed the amounts of these discounts which related to expected credit losses to determine which would be considered “built-in” losses, generally, those recognizable as deductions for income tax purposes during the first twelve months subsequent to the acquisition date. These analyses were used to determine the deferred tax assets to initially recognize in acquisition accounting and appropriately considered the annual limitations on the use of built-in losses and net operating losses of our acquired entities.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including, those deemed to be unusual, infrequent or which cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three and six months ended June 30, 2013, the change in value of the CVR and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy GreenBankshares portfolio. This expense is not deductible for income tax purposes and was treated discretely as described above. For the three and six months ended June 30, 2013, the tax-effected impact of the CVR was $0.1 million and $1.3 million, respectively.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make and our overall level of taxable income. See the notes to our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof. Additionally, there were no unrecognized tax benefits at June 30, 2013 and December 31, 2012, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The provision for income taxes was $6.5 million for the three months ended June 30, 2013. The effective income tax rate was approximately 37% for the three months ended June 30, 2013. The lower tax rate in the current period is due to the decrease in non-deductible expenses such as merger-related costs.

The provision for income taxes was $3.9 million for the three months ended June 30, 2012. The effective income tax rate was approximately 38% for the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to Six months ended June 30, 2012

The provision for income taxes was $11.7 million for the six months ended June 30, 2013 and the effective income tax rate was approximately 41%. Excluding the discrete item discussed above, the effective income tax rate would have been approximately 37% for the six months ended June 30, 2013. The lower tax rate in the current period is due to the decrease in non-deductible expenses such as merger-related costs.

The provision for income taxes was $7.8 million for the six months ended June 30, 2012. The effective income tax rate was approximately 38% for the six months ended June 30, 2012.

Financial Condition

Our assets totaled $6.8 billion and $7.3 billion at June 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents decreased to $156.5 million at June 30, 2013 from $734.9 million at December 31, 2012 primarily due to a $402.3 million reduction in deposits and completion of the $50.0 million stock repurchase program authorized in the first quarter of 2013. Total loans at June 30, 2013 and December 31, 2012 were $4.6 billion and $4.7 billion, respectively. The decrease in total loans was due to resolutions of problem loans plus principal repayments, offset by new originations. Total deposits were $5.5 billion and $5.9 billion at June 30, 2013 and December 31, 2012, respectively. The decrease in total deposits was primarily a result of continued planned shrinkage in high-cost legacy time deposits. Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $177.1 million and $223.4 million at June 30, 2013 and December 31, 2012, respectively. The decrease in borrowed funds was primarily due to the late first quarter pre-payment of $34.5 million of trust preferred securities.

Shareholders’ equity was $1.1 billion and $1.2 billion at June 30, 2013 and December 31, 2012, respectively. Rising interest rates in the second quarter of 2013 resulted in market value declines of our securities portfolio resulting in a $20.7 million net unrealized loss in accumulated other comprehensive income. On February 5, 2013, the Company’s Board of Directors authorized a $50.0 million stock repurchase plan. For the six months ended June 30, 2013, the Company repurchased $50.0 million, or 2,839 common shares at an average price of $17.60 per share, respectively, completing the authorized stock repurchase.

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

The following table sets forth the carrying amounts of our loan portfolio.

(Dollars in thousands)	As of June 30, 2013		As of December 31, 2012		Sequential Change
Loan Type	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$805,235	17.7%	$895,187	19.1%	$(89,952)	(10.0)%
Other commercial C&D	358,719	7.9%	405,481	8.6%	(46,762)	(11.5)%
Multifamily commercial real estate	74,682	1.6%	85,020	1.8%	(10,338)	(12.2)%
1-4 family residential C&D	71,406	1.6%	82,124	1.8%	(10,718)	(13.1)%

Total commercial real estate	$1,310,042	28.8%	$1,467,812	31.3%	$(157,770)	(10.7)%
Owner occupied commercial real estate	1,051,804	23.1%	1,059,469	22.6%	(7,665)	(0.7)%
Commercial and industrial	727,436	16.0%	658,328	14.0%	69,108	10.5%

Total commercial	$1,779,240	39.1%	$1,717,797	36.6%	$61,443	3.6%
1-4 family residential	825,738	18.1%	836,112	17.8%	(10,374)	(1.2)%
Home equity	397,169	8.7%	430,667	9.2%	(33,498)	(7.8)%
Consumer	147,004	3.2%	137,157	2.9%	9,847	7.2%

Total consumer	$1,369,911	30.0%	$1,403,936	29.9%	$(34,025)	(2.4)%
Other	97,512	2.1%	101,021	2.2%	(3,509)	(3.5)%

Total	$4,556,705	100.0%	$4,690,566	100.0%	$(133,861)	(2.9)%

During the six months ended June 30, 2013, our loan portfolio decreased by $133.9 million due to $171.5 million in resolutions of problem loans and $515.4 million in net principal repayments during the period, offset by $553.0 million of new loan originations. The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans and reducing our overall concentration of commercial real estate loans. As illustrated in greater detail in the table below, total commercial loans and total consumer and other loans represented approximately 56.6% and 30.3%, respectively, of new loan production for the six months ended June 30, 2013 and 62.0% and 27.1% for the six months ended June 30, 2012. This production emphasis, which resulted in nearly 86.9% of our new loan production for the six months ended June 30, 2013 in categories other than commercial real estate, along with normal runoff of the legacy portfolios has led to the continued reduction in commercial real estate loans which represented approximately 28.8% of the outstanding balance of the loan portfolio at June 30, 2013.

Commercial loan production for the six months ended June 30, 2013 was $313.2 million. As a result of stronger volumes, commercial loans made up over one-half of our new loan originations during the six months ended June 30, 2013, while commercial real estate loans were 13.1% of new loan originations, consistent with our plans to reduce concentrations in this category.

The following table sets forth our new loan originations (excluding renewals of existing loans) segmented by loan type.

(Dollars in millions)	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Loan Type	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$20.2	3.7%	$24.4	5.5%
Other commercial C&D	21.8	4.0%	7.6	1.7%
Multifamily commercial real estate	1.9	0.3%	1.0	0.2%
1-4 family residential C&D	28.3	5.1%	15.7	3.5%

Total commercial real estate	72.2	13.1%	48.7	10.9%
Owner occupied commercial real estate	116.3	21.0%	110.4	24.7%
Commercial and industrial	196.9	35.6%	166.7	37.3%

Total commercial	313.2	56.6%	277.1	62.0%
1-4 family residential	99.2	17.9%	59.6	13.3%
Home equity	11.5	2.1%	11.8	2.6%
Consumer	49.8	9.0%	46.1	10.3%

Total consumer	160.5	29.0%	117.5	26.2%
Other	7.1	1.3%	4.0	0.9%

Total	$553.0	100.0%	$447.3	100.0%

We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively, with the goal of reducing the concentration in our portfolio over time.

Florida, South Carolina, North Carolina and Tennessee accounted for 32.7%, 9.9%, 43.3% and 14.1% of our new loan originations, respectively, for the six months ended June 30, 2013. Florida, South Carolina, North Carolina, Tennessee and Virginia accounted for 30.7%, 16.5%, 25.8%, 26.7% and 0.3% of our new loan originations, respectively, for the six months ended June 30, 2012.

The contractual maturity distributions of our loan portfolio as of June 30, 2013 and December 31, 2012 are indicated in the tables below. The majority of these are amortizing loans.

	Loans Maturing (As of June 30, 2013)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$235,393	$428,676	$141,166	$805,235
Other commercial C&D	187,602	134,887	36,230	358,719
Multifamily commercial real estate	14,932	40,737	19,013	74,682
1-4 family residential C&D	52,369	4,493	14,544	71,406

Total commercial real estate	490,296	608,793	210,953	$1,310,042
Owner occupied commercial real estate	131,686	660,672	259,446	1,051,804
Commercial and industrial	215,029	433,922	78,485	727,436

Total commercial	346,715	1,094,594	337,931	$1,779,240
1-4 family residential	124,277	159,345	542,116	825,738
Home equity	22,952	117,120	257,097	397,169
Consumer	10,889	87,398	48,717	147,004

Total consumer	158,118	363,863	847,930	$1,369,911
Other	20,637	49,704	27,171	97,512

Total	$1,015,766	$2,116,954	$1,423,985	$4,556,705

	Loans Maturing (As of June 30, 2013)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$425,137	$1,218,333	$492,450	$2,135,920
Floating or adjustable interest rates	590,629	898,621	931,535	2,420,785

Total loans	$1,015,766	$2,116,954	$1,423,985	$4,556,705

	Loans Maturing (As of December 31, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$276,099	$441,269	$177,819	$895,187
Other commercial C&D	235,154	146,196	24,131	405,481
Multifamily commercial real estate	24,327	38,491	22,202	85,020
1-4 family residential C&D	63,942	7,504	10,678	82,124

Total commercial real estate	599,522	633,460	234,830	1,467,812
Owner occupied commercial real estate	148,200	666,341	244,928	1,059,469
Commercial and industrial	229,992	366,607	61,729	658,328

Total commercial	378,192	1,032,948	306,657	1,717,797
1-4 family residential	135,204	180,015	520,893	836,112
Home equity	25,785	102,611	302,271	430,667
Consumer	13,603	84,008	39,546	137,157

Total consumer	174,592	366,634	862,710	1,403,936
Other	22,043	46,146	32,832	101,021

Total	$1,174,349	$2,079,188	$1,437,029	$4,690,566

	Loans Maturing (As of December 31, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$467,516	$1,224,437	$491,568	$2,183,521
Floating or adjustable interest rates	706,833	854,751	945,461	2,507,045

Total loans	$1,174,349	$2,079,188	$1,437,029	$4,690,566

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

Covered Loans

As of June 30, 2013, covered loans were $343.7 million, representing 7.5% of our loan portfolio. Also as of June 30, 2013, the covered loans were 1.2% past due 30-89 days, 14.0% greater than 90 days past due and still accruing/accreting and 0.6% nonaccrual, reflecting the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date. Projected reimbursements from the FDIC relating to projected future losses on covered loans are recorded as the FDIC indemnification asset, which was $38.7 million as of June 30, 2013. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $7.6 million at June 30, 2013.

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

Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental monthly and quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through June 30, 2013, totaling $114.9 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including independent reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans

As of June 30, 2013, non-covered loans were $4.2 billion, representing 92.5% of our loan portfolio. Also as of June 30, 2013, our non-covered loans were 1.2% past due 30-89 days, 5.9% greater than 90 days past due and still accruing/accreting and 0.2% nonaccrual.

As of December 31, 2012, non-covered loans were $4.3 billion, representing 91.5% of our loan portfolio. Also as of December 31, 2012, our non-covered loans were 1.2% past due 30-89 days, 6.5% greater than 90 days past due and still accruing/accreting and 0.2% nonaccrual.

As a large percentage of the loans are acquired impaired loans, these loans have also been affected by the real estate downturn and excessive commercial real estate concentrations. However, the credit quality of these loans is generally higher than that of the covered loans. In connection with the acquisitions, we applied acquisition accounting adjustments to the non-covered loans not originated by us to reflect estimates, at the time of acquisition, of the expected lifetime losses of such loans.

Covered and Non-Covered Loan Credit Quality Summary

The table below summarizes key loan credit quality indicators for our covered and non-covered loan portfolios as of the dates indicated:

	As of June 30, 2013				As of December 31, 2012
(Dollars in millions)	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans
Covered Portfolio
Non-owner occupied commercial real estate	$80.2	0.4%	17.5%	0.0%	$95.0	2.9%	18.2%	0.0%
Other commercial C&D	21.7	1.8%	47.9%	0.0%	31.7	0.3%	68.5%	0.0%
Multifamily	7.1	0.0%	16.9%	0.0%	11.6	0.0%	31.0%	0.0%
1-4 family residential C&D	2.5	0.0%	84.0%	0.0%	4.2	0.0%	83.3%	0.0%

Total commercial real estate	111.5	0.6%	24.8%	0.0%	142.5	2.0%	32.4%	0.0%

Owner occupied commercial real estate	79.1	1.3%	6.9%	0.0%	84.0	1.1%	9.0%	0.0%
Commercial & Industrial	12.6	0.0%	3.2%	0.8%	17.1	0.6%	11.7%	1.8%

Total commercial	91.7	1.1%	6.4%	0.1%	101.1	1.0%	9.5%	0.3%

1-4 family residential	81.5	2.1%	14.2%	0.0%	91.8	1.3%	14.9%	0.0%
Home equity	54.8	1.1%	4.9%	3.3%	60.1	3.3%	5.0%	4.2%
Consumer	—	0.0%	0.0%	0.0%	0.2	0.0%	0.0%	0.0%

Total consumer	136.3	1.7%	10.5%	1.3%	152.1	2.1%	11.0%	1.6%

Other	4.2	0.0%	2.4%	0.0%	4.3	0.0%	23.3%	0.0%

Total covered	$343.7	1.2%	14.0%	0.6%	$400.0	1.8%	18.4%	0.7%

Non-covered Portfolio
Non-owner occupied commercial real estate	$725.0	1.9%	7.3%	0.0%	$800.2	0.6%	5.5%	0.0%
Other commercial C&D	337.0	2.8%	20.7%	0.0%	373.8	1.9%	22.6%	0.0%
Multifamily	67.6	0.0%	4.6%	0.0%	73.4	0.3%	4.6%	0.0%
1-4 family residential C&D	68.9	1.0%	5.2%	0.7%	78.0	3.6%	6.8%	0.5%

Total commercial real estate	1,198.5	2.0%	10.8%	0.0%	1,325.4	1.1%	10.3%	0.0%

Owner occupied commercial real estate	972.7	0.8%	3.6%	0.2%	975.5	0.5%	5.6%	0.2%
Commercial and industrial	714.9	0.4%	3.6%	0.3%	641.2	0.7%	5.1%	0.3%

Total commercial	1,687.6	0.7%	3.6%	0.3%	1,616.7	0.5%	5.4%	0.3%

1-4 family residential	744.3	1.4%	5.8%	0.2%	744.3	2.3%	5.7%	0.5%
Home equity	342.3	1.1%	2.2%	0.6%	370.5	1.5%	2.6%	0.7%
Consumer	147.0	1.5%	0.4%	0.4%	137.0	2.3%	0.4%	0.3%

Total consumer	1,233.6	1.3%	4.2%	0.3%	1,251.8	2.1%	4.2%	0.5%
Other	93.3	0.4%	5.0%	0.0%	96.7	3.0%	2.3%	0.0%

Total non-covered	$4,213.0	1.2%	5.9%	0.2%	$4,290.6	1.2%	6.5%	0.2%

Total	$4,556.7	1.2%	6.5%	0.2%	$4,690.6	1.3%	7.5%	0.3%

Of the loans past due greater than 90 days and still in accruing/accreting status as of June 30, 2013, $48.0 million (or approximately 16.3%) were loans covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2012, $73.4 million (or approximately 20.8%) were loans covered by loss sharing agreements with the FDIC. All of these loans were acquired loans and such loans were either PCI loans or, based upon their recorded investment, were considered well secured and in the process of collection and met the criteria for reporting as 90 days past due and still accruing.

Total non-performing loans as of June 30, 2013 declined by $61.0 million to $305.7 million as compared to $366.7 million at December 31, 2012. The change in non-performing loans during the six months ended June 30, 2013 was attributable to $42.8 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures and $102.5 million in resolutions. Partially offsetting these decreases were $84.3 million of loans that became non-performing.

During the six months ended June 30, 2013 of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 55% consisted of commercial real estate loans and approximately 15% and 13% were associated with the covered loans in Florida and South Carolina, respectively. Additionally, of the loans transferred to other real estate owned during the period, 28% were covered by loss sharing agreements.

Sales of other real estate owned were $41.0 million during the quarter ended June 30, 2013. Approximately 70% of the sales were commercial real estate, and approximately 6% and 26% were associated with the covered loans in Florida and South Carolina, respectively.

The customer-owed balances and carrying amounts as of June 30, 2013 and December 31, 2012 (which includes all amounts contractually owed by borrowers) are set forth in the table below:

(Dollars in millions)
Loan Type	Gross Customer Balance Owed June 30, 2013	Carrying Amount (1) June 30, 2013		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$129.0	$80.2		62.2%	$14.0	17.5%
Other commercial C&D	90.1	21.7		24.1%	10.4	47.9%
Multifamily	18.2	7.1		39.0%	1.2	16.9%
1-4 family residential C&D	4.4	2.5		56.8%	2.1	84.0%

Total commercial real estate	241.7	111.5		46.1%	27.7	24.8%

Owner occupied commercial real estate	94.5	79.1		83.7%	5.5	7.0%
Commercial and industrial	22.5	12.6		56.0%	0.5	4.0%

Total commercial	117.0	91.7		78.4%	6.0	6.5%

1-4 family residential	113.9	81.5		71.6%	11.6	14.2%
Home equity	75.2	54.8		72.9%	4.5	8.2%
Consumer	0.0	0.0		—	—	0.0%

Total consumer	189.1	136.3		72.1%	16.1	11.8%

Other	18.8	4.2		22.3%	0.1	2.4%

Total covered	$566.6	$343.7	(1)	60.7%	$49.9	14.5%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$827.5	$725.0		87.6%	$53.0	7.3%
Other commercial C&D	624.3	337.0		54.0%	69.9	20.7%
Multifamily	79.6	67.6		84.9%	3.1	4.6%
1-4 family residential C&D	111.1	68.9		62.0%	4.1	6.0%

Total commercial real estate	1,642.5	1,198.5		73.0%	130.1	10.9%

Owner occupied commercial real estate	1,062.0	972.7		91.6%	37.5	3.9%
Commercial and industrial	832.9	714.9		85.8%	28.1	3.9%

Total commercial	1,894.9	1,687.6		89.1%	65.6	3.9%

1-4 family residential	827.1	744.3		90.0%	44.6	6.0%
Home equity	405.5	342.3		84.4%	9.6	2.8%
Consumer	160.9	147.0		91.4%	1.2	0.8%

Total consumer	1,393.5	1,233.6		88.5%	55.4	4.5%

Other	104.1	93.3		89.6%	4.7	5.0%

Total non-covered	$5,035.0	$4,213.0	(1)	83.7%	$255.8	6.1%

Total	$5,601.6	$4,556.7		81.3%	$305.7	6.7%

(1)	The carrying amount for total covered loans represents a discount from the total gross customer balance of $222.9 million or 39.3%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $822.0 million or 16.3%.
(2)	Includes loans greater than 90 days past due.

(Dollars in millions)
Loan Type	Gross Customer Balance Owed December 31, 2012	Carrying Amount December 31, 2012 (1)		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$148.9	$95.0		63.8%	$17.3	18.2%
Other commercial C&D	98.2	31.7		32.3%	21.7	68.5%
Multifamily	22.4	11.6		51.8%	3.6	31.0%
1-4 family residential C&D	6.3	4.2		66.7%	3.5	83.3%

Total commercial real estate	275.8	142.5		51.7%	46.1	32.4%

Owner occupied commercial real estate	100.8	84.0		83.3%	7.6	9.0%
Commercial and industrial	26.8	17.1		63.8%	2.3	13.5%

Total commercial	127.6	101.1		79.2%	9.9	9.8%

1-4 family residential	124.3	91.8		73.9%	13.7	14.9%
Home equity	81.9	60.1		73.4%	5.5	9.2%
Consumer	0.2	0.2		100.0%	0.0	0.0%

Total consumer	206.4	152.1		73.7%	19.2	12.6%

Other	19.1	4.3		22.5%	1.0	23.3%

Total covered	$628.9	$400.0	(1)	63.6%	$76.2	19.1%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$908.7	$800.2		88.1%	$44.1	5.5%
Other commercial C&D	668.1	373.8		55.9%	84.3	22.6%
Multifamily	84.1	73.4		87.3%	3.4	4.6%
1-4 family residential C&D	124.7	78.0		62.6%	5.7	7.3%

Total commercial real estate	1,785.6	1,325.4		74.2%	137.5	10.4%

Owner occupied commercial real estate	1,045.2	975.5		93.3%	56.7	5.8%
Commercial and industrial	756.7	641.2		84.7%	35.0	5.5%

Total commercial	1,801.9	1,616.7		89.7%	91.7	5.7%

1-4 family residential	831.3	744.3		89.5%	45.8	6.2%
Home equity	434.7	370.5		85.2%	12.4	3.3%
Consumer	150.3	137.0		91.2%	0.9	0.7%

Total consumer	1,416.3	1,251.8		88.4%	59.1	4.7%

Other	107.9	96.7		89.6%	2.2	2.3%

Total non-covered	$5,111.7	$4,290.6	(1)	83.9%	$290.5	6.8%

Total	$5,740.6	$4,690.6		81.7%	$366.7	7.8%

(1)	The carrying amount for total covered loans represents a discount from the total gross customer balance of $228.9 million or 36.4%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $821.1 million or 16.1%.
(2)	Includes loans greater than 90 days past due.

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

Allowance for Loan Losses

For loans, we have recorded a provision to establish an allowance against loan losses. At June 30, 2013, the allowance for loan losses was $55.4 million of which $16.8 million related to loans we originated or acquired non-PCI loans. As of June 30, 2013, we have recorded provisions of $38.6 million associated with PCI loans. At December 31, 2012, the allowance for loan losses was $54.9 million of which $15.1 million related to loans we originated or acquired non-PCI loans, and $39.8 million was associated with PCI loans.

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. Based upon our most recent estimates of expected cash flows, approximately $38.6 million of the allowance for loan losses was required to be allocated for PCI loans as of June 30, 2013. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired. Otherwise, we estimate an allowance for each risk category.

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

The provision for loan losses is a charge to income in the current period to establish or replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio for originated loans. A provision for loan losses is also required for any unfavorable changes in expected cash flows related to pools of purchased impaired loans. The provision for loan losses and expectations of cash flows may be impacted by many factors, including changes in the value of real estate collateralizing loans, net charge-offs and credit losses incurred, changes in loans outstanding, changes in impaired loans, historical loss rates and the mix of loan types. The provision for loan losses was $3.9 million and $6.6 million for the three months ended June 30, 2013 and 2012, respectively and$10.8 million and $12.0 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, $12.1 million of the provision for loan losses reflects the allowance for loan losses established for loans originated by us and non-PCI acquired loans, of which $7.8 million related to a single commercial credit relationship associated with suspected fraud. This provision was partially offset by $1.3 million of net impairment reversals related to favorable changes in estimates of expected cash flows in certain pools of purchased impaired loans.

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

Changes affecting the allowance for loan losses are summarized below:

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Allowance for loan losses at beginning of period	$56,307	$40,608	$54,896	$34,749

Charge-offs:
Non-owner occupied commercial real estate	11	—	92	—
Other commercial C&D	28	83	102	83
Multifamily commercial real estate	—	—	—	—
1-4 family residential C&D	—	—	—	—

Total commercial real estate	39	83	194	83
Owner occupied commercial real estate	—
Commercial and industrial	4,107	—	9,011	2

Total commercial	4,107	—	9,011	2
1-4 family residential	28	—	28	—
Home Equity	587	517	1,367	752
Consumer	680	446	1,381	451

Total consumer	1,295	963	2,776	1,203
Other	628	1,576	1,409	1,576

Total charge-offs	$6,069	$2,622	$13,390	$2,864

Recoveries:
Non-owner occupied commercial real estate	20	37	65	762
Other commercial C&D	104	50	620	50
Multifamily commercial real estate	—	—	41	—
1-4 family residential C&D	2	—	23	—

Total commercial real estate	126	87	749	812
Owner occupied commercial real estate	222	14	266	14
Commercial and industrial	123	148	660	148

Total commercial	345	162	926	162
1-4 family residential	20	48	48	48
Home Equity	358	19	455	19
Consumer	159	103	297	103

Total consumer	537	170	800	170
Other	255	459	616	459

Total recoveries	$1,263	$878	$3,091	$1,603

Net charge-offs (recoveries)	4,806	1,744	10,299	1,261
Provision for loan losses	3,868	6,608	10,772	11,984

Allowance for loan losses at end of period	$55,369	$45,472	$55,369	$45,472

As of June 30, 2013, one owner occupied commercial real estate loan of $1.1 million was individually evaluated for impairment. The amount of the allowance for loan losses specifically reserved for this loan was $12 thousand.

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of originated or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate the allocation of the allowance for loan losses for non-PCI loans to the various segments of the loan portfolio based on information available as of June 30, 2013 and December 31, 2012. The following table allocates the allowance for loan losses for non-PCI loans by loan category as of the dates indicated:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans
Non-owner occupied commercial real estate	$202,360	$1,118	0.6%	$176,981	$688	0.4%
Other commercial C&D	75,951	1,794	2.4%	55,734	1,803	3.2%
Multifamily commercial real estate	27,473	122	0.4%	27,258	24	0.1%
1-4 family residential C&D	52,377	1,072	2.0%	41,970	938	2.2%

Total commercial real estate	$358,161	$4,106	1.1%	$301,943	$3,453	1.1%

Owner occupied commercial real	631,186	2,414	0.4%	536,404	2,557	0.5%
Commercial and industrial	559,200	5,476	1.0%	436,886	5,473	1.3%

Total commercial	$1,190,386	$7,890	0.7%	$973,290	$8,030	0.8%

1-4 family residential	319,305	2,078	0.7%	247,773	1,393	0.6%
Home Equity	256,441	334	0.1%	278,107	313	0.1%
Consumer	128,423	2,006	1.6%	107,809	1,563	1.5%

Total consumer	$704,169	$4,418	0.6%	$633,689	$3,269	0.5%

Other	42,699	413	1.0%	40,419	324	0.8%

Total	$2,295,415	$16,827	0.7%	$1,949,341	$15,076	0.8%

Criticized and Classified Loans

Loans with the following attributes are categorized as criticized and classified loans: (1) a potential weakness that deserves management’s close attention; (2) inadequate protection by the current net worth and paying capacity of the obligor or of the collateral pledged; or (3) weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The following table summarizes criticized and classified loans at June 30, 2013 and December 31, 2012:

	June 30, 2013(1)			December 31, 2012(1)
(Dollars in thousands)	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$26,264	$130,771	$157,035	$32,574	$181,246	$213,820
Other commercial C&D	18,129	133,795	151,924	27,158	160,600	187,758
Multifamily commercial real estate	384	12,206	12,590	3,289	17,094	20,383
1-4 family residential C&D	2,367	9,874	12,241	4,599	12,591	17,190

Total commercial real estate	47,144	286,646	333,790	67,620	371,531	439,151

Owner occupied commercial real estate	33,133	93,789	126,922	31,280	117,620	148,900
Commercial and industrial	2,492	50,367	52,859	4,996	75,123	80,119

Total commercial	35,625	144,156	179,781	36,276	192,743	229,019

1-4 family residential	21,012	77,471	98,483	25,930	91,998	117,928
Home equity	8,307	13,773	22,080	9,534	18,742	28,276
Consumer	33	1,999	2,032	—	2,147	2,147

Total consumer	29,352	93,243	122,595	35,464	112,887	148,351

Other	4,447	11,504	15,951	4,187	13,163	17,350

Total	$116,568	$535,549	$652,117	$143,547	$690,324	$833,871

(1)	PCI and Non-PCI loans are included in the balances presented.

Total criticized and classified loans as of June 30, 2013 declined $181.7 million as compared to December 31, 2012 as $42.8 million of transfers to other real estate owned, and $418.3 million of pay downs, charge offs and upgrades were partially offset by $279.4 million of downgrades.

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

Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, there was one non owner occupied commercial real estate loan which was individually evaluated for impairment as of June 30, 2013. The allowance for loan losses was $12 thousand for this loan as of June 30, 2013.

As discussed in the preceding section “Allowance and Provision for Loan Losses”, based upon the most recent estimates of pool expected cash flows, a reversal of previously recorded impairment on purchased credit impaired loans of approximately $1.3 million was recorded during the first six months of 2013.

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

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Total non-accrual loans	$1,910	$9,130	$11,040	$2,792	$11,188	$13,980
Accruing/accreting loans delinquent 90 days or more	47,957	246,674	294,631	73,453	279,247	352,700

Total non-performing loans	$49,867	$255,804	$305,671	$76,245	$290,435	$366,680
Non-accrual investment securities	—	301	301	—	323	323
Repossessed personal property (primarily indirect auto loans)	—	404	404	—	268	268
Other real estate owned	31,697	111,270	142,967	35,935	118,332	154,267

Total non-performing assets	$81,564	$367,779	$449,343	$112,180	$409,358	$521,538

Allowance for loan losses	$13,575	$41,794	$55,369	$16,857	$38,039	$54,896
Non-performing assets as a percent of total assets	1.20%	5.41%	6.61%	1.54%	5.61%	7.15%
Non-performing loans as a percent of total loans	1.09%	5.61%	6.71%	1.63%	6.19%	7.82%
Allowance for loan losses as a percent of non-performing loans	27.22%	16.34%	18.11%	22.11%	13.10%	14.97%
Allowance for loan losses as a percent of non-PCI loans			0.73%			0.77%

Total non-performing assets at June 30, 2013 declined by $72.2 million to $449.3 million compared to $521.5 million at December 31, 2012. The change in non-performing assets was primarily attributable to a decline in non-performing loans of $61.0 million. The decline in non-performing loans was attributable to $102.5 million in resolutions and $42.8 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $84.3 million of loans that became non-performing.

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

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following table sets forth our investment securities as of June 30, 2013:

(Dollars in thousands)	Book Value	Fair Value	Percent of Total Portfolio	Yield	Modified Duration (years)
Security Type
Available-for-Sale
U.S. Government agencies	$16,160	$15,353	1.2%	1.97%	5.81
Asset-backed securities	144,714	143,061	11.4%	0.63%	4.24
States and political subdivisions
Tax exempt	14,143	14,773	1.2%	3.95%	4.89
Taxable	508	549	0.0%	5.42%	5.04
Marketable equity securities	2,731	2,616	0.2%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	1,094,786	1,078,227	85.7%	1.61%	3.67
Industrial revenue bond	3,750	3,872	0.3%	2.10%	0.24
Collateralized debt obligations	505	301	0.0%	0.00%	NA

Total	$1,277,297	$1,258,752	100.0%	1.53%	3.76

Contractual maturities of investment securities at June 30, 2013 and December 31, 2012 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
As of June 30, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-Sale
U.S. Government agencies	$—	—	$—	—	$—	—	$15,353	1.97%	$—
Asset-backed securities	—	—	—	—	60,499	0.63	82,562	0.63%	—
States and political subdivisions—tax-exempt	782	1.80%	1,433	2.70%	7,411	3.99%	5,147	4.58%	—
States and political subdivisions—taxable	—	—	—	—	—	—	549	5.42%	—
Marketable equity securities	—	—	—	—	—	—	—	—	2,616
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	1,078,227
Industrial revenue bond	—	—	—	—	—	—	3,872	2.10%	—
Collateralized debt obligations	—	—	—	—	—	—	301	0.00%	—

Total	$782	1.80%	$1,433	2.70%	$67,910	0.99%	$107,784	1.09%	$1,080,843

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
As of December 31, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-Sale
U.S. Government agencies	$—	—	$—	—	$—	—	$8,015	2.07%	$—
States and political subdivisions—tax-exempt	978	1.59%	1,823	2.88%	8,267	3.72%	6,147	4.59%	—
States and political subdivisions—taxable	—	—	—	—	—	—	573	5.42%	—
Marketable equity securities	—	—	—	—	—	—	—	—	2,719
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	973,853
Industrial revenue bond	—	—	—	—	—	—	3,800	2.11%	—
Corporate bonds	—	—	—	—	—	—	26	0.00%	—
Trust preferred securities	—	—	—	—	—	—	246	7.95%	—
Collateralized debt obligations	—	—	—	—	—	—	297	0.00%	—

Total	$978	1.59%	$1,823	2.88%	$8,267	3.72%	$19,104	3.03%	$976,572

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair value for the major categories of our investment portfolio for each reported period:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2013:
Available-for-Sale
U.S. Government agencies	$16,160	$—	$807	$15,353
Asset-backed securities	144,714	—	1,653	143,061
States and political subdivisions—tax exempt	14,143	662	32	14,773
States and political subdivisions—taxable	508	41	—	549
Marketable equity securities	2,731	—	115	2,616
Mortgage-backed securities—residential issued by government sponsored entities	1,094,786	4,067	20,626	1,078,227
Industrial revenue bond	3,750	122	—	3,872
Collateralized debt obligations	505	—	204	301

	$1,277,297	$4,892	$23,437	$1,258,752

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2012:
Available-for-Sale
U.S. Government agencies	$7,913	$102	$—	$8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

	$991,566	$16,460	$1,282	$1,006,744

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

Based on this analysis, the estimated fair value of the CDO increased by $4 thousand during the six months ended June 30, 2013. In addition, the credit loss potential of the CDO declined. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

The table below presents a rollforward for the three and six months ended June 30, 2013 and 2012 of the OTTI credit losses recognized in earnings.

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Beginning balance	$660	$622	$660	$616
Additions/subtractions:
Credit losses recognized during the period	—	38	—	44

Ending balance	$660	$660	$660	$660

Deposits

Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. As of June 30, 2013, our core deposits, which we define as demand deposit accounts, savings and money market accounts, decreased by $111.8 million and our time deposit accounts decreased by $290.5 million. The decline in core deposit balances was primarily driven by $91.6 million withdrawals of public funds with unattractive rates and/or collateral requirements as we are building our deposit base around service-oriented customer relationships. The contractual rate on core deposits declined from 0.66% as of December 31, 2012 to 0.53% as of June 30, 2013. This decrease in core deposits was offset by net growth of $14.1 million in checking accounts. The decrease in certificates of deposit accounts was a result of continued planned shrinkage in high-cost legacy time deposits. The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012			Sequential Change
(Dollars in thousands)	Balance	Percent of Total	Weighted Average Contractual Rate	Balance	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand deposit accounts	$909,428	17%	0.00%	$895,274	15%	0.00%	$14,154	0.7%
Negotiable order of withdrawal accounts	1,266,388	23%	0.14%	1,288,742	22%	0.22%	(22,354)	(1.1)%
Savings	511,616	9%	0.20%	492,187	9%	0.30%	19,429	3.4%
Money market	1,002,907	18%	0.21%	1,125,967	19%	0.32%	(123,060)	(2.7)%

Total core deposits	$3,690,339	67%	0.13%	$3,802,170	65%	0.21%	$(111,831)	(0.6)%

Customer time deposits	1,728,948	32%	1.33%	2,002,936	34%	1.46%	(273,988)	(7.3)%
Wholesale time deposits	51,252	1%	2.44%	67,762	1%	2.45%	(16,510)	(9.3)%

Total time deposits	$1,780,200	33%	1.36%	$2,070,698	35%	1.49%	$(290,498)	(7.3)%

Total deposits	$5,470,539	100%	0.53%	$5,872,868	100%	0.66%	$(402,329)	(3.0)%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$888,493	0.00%	$772,404	0.00%
Interest-bearing deposits
Negotiable order of withdrawal accounts	1,263,133	0.16%	1,110,878	0.26%
Money market	1,055,635	0.22%	945,432	0.42%
Savings deposit	506,997	0.20%	384,104	0.31%
Time deposits (1)	1,853,592	0.99%	2,039,301	1.05%

Total	$5,567,850	0.51%	$5,252,119	0.56%

(1)	The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

	June 30, 2013
(Dollars in thousands)	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
Months to maturity:
Three or less	$150,276	$189,024	$339,300
Over Three to Six	128,403	138,216	266,619
Over Six to Twelve	159,044	228,974	388,018
Over Twelve	387,670	398,593	786,263

Total	$825,393	$954,807	$1,780,200

Liquidity and Capital Resources

Capital

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

As of June 30, 2013 and December 31, 2012, we had a 14.06% and 13.76% tangible common equity ratio, respectively. We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides reconciliations of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in millions)	As of June 30, 2013	As of December 31, 2012
Shareholders’ equity	$1,105	$1,156
Less: Preferred stock	—	—
Less: Goodwill and other intangible assets, net	(174)	(176)

Tangible common shareholders’ equity	$931	$980

Total assets	$6,797	$7,296
Less: Goodwill and other intangible assets, net	(174)	(176)

Tangible assets	$6,623	$7,120

Tangible common equity ratio	14.06%	13.76%

The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements). As of June 30, 2013, we had a Tier 1 leverage ratio of 13.3%, which provides us with $218.2 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $350.6 million in excess capital relative to our longer-term target of 8%. As of June 30, 2013, we had cash and securities equal to 20.8% of total assets, representing $395.7 million of excess liquidity in excess of our target of 15%. As of June 30, 2013, Capital Bank, N.A. had a 12.7% Tier 1 leverage ratio, a 17.7% Tier 1 risk-based ratio and an 18.9% total risk-based capital ratio.

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

The minimum regulatory capital ratios along with the actual ratios for us and Capital Bank, N.A. as of June 30, 2013 and December 31, 2012 are presented in the following tables.

	Well Capitalized Requirement		Adequately Capitalized Requirement		June 30, 2013 Actual	December 31, 2012 Actual
Tier 1 Capital (to Average Assets):
CBF Consolidated		NA	≥	4.0%	13.3%	13.5%

Capital Bank, N.A. (formerly NAFH National Bank)	≥	5.0%	≥	4.0%	12.7%	11.7%
Tier 1 Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	4.0%	18.5%	19.7%

Capital Bank, N.A. (formerly NAFH National Bank)	≥	6.0%	≥	4.0%	17.7%	17.1%
Total Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	8.0%	19.8%	20.9%

Capital Bank, N.A. (formerly NAFH National Bank)	≥	10.0%	≥	8.0%	18.9%	18.3%

(Dollars in millions)	June 30, 2013	December 31, 2012
CBF Consolidated:
Tier 1 Capital	$880	$948
Tier 1 Leverage Ratio	13.3%	13.5%
Tier 1 Risk-Based Capital Ratio	18.5%	19.7%
Total Risk-Based Ratio	19.8%	20.9%
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$218	$244
vs. 8% target	351	385
Capital Bank, N.A.:
Tier 1 Capital	$841	$821
Tier 1 Leverage Ratio	12.7%	11.7%
Tier 1 Risk-Based Capital Ratio	17.7%	17.1%
Total Risk-Based Ratio	18.9%	18.3%
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$178	$118
vs. 8% target	310	258

In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule establishes an integrated regulatory capital framework and introduces the “Standardized Approach” for risk weighted assets, which will replace the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015 (the date we expect to become subject to the new rules). We do not believe adoption of the final rules and relevant provisions will have a significant impact on our operations.

Liquidity

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

As of June 30, 2013 and December 31, 2012, cash and liquid securities totaled 20.8%, and 23.9% of assets, respectively, providing us with excess liquidity relative to our planning target, and the ratio of wholesale to total funding was 5.6% and 6.4% respectively, below our planning target. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the subsidiary bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral. At June 30, 2013 and December 31, 2012, there were $1.4 million in advances outstanding. In addition, we had $25.5 million in letters of credit outstanding as of June 30, 2013 and December 31, 2012, and collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $274.4 million and $296.4 million, respectively.

We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.

As of June 30, 2013 and December 31, 2012, our holding company had cash of approximately $36.8 million and $125.4 million, respectively. This cash is available for providing capital support to our subsidiary banks and for other general corporate purposes, including potential future acquisitions. The decline in cash at our holding company was primarily due to extinguishment of $34.5 million of high coupon trust preferred securities described above as well as the completion of the $50.0 million common stock repurchase discussed below. We calculate tangible book value, which is a non-GAAP measure which we believe provides analysts and investors with information useful in understanding our business and assessing our capital position. In addition, our Board of Directors reviews tangible book value in evaluating the performance of management. Tangible book value is equal to book value less goodwill and core deposit intangibles, net of related deferred tax liabilities. The following table sets forth a reconciliation of tangible book value to book value, which is the most directly comparable GAAP measure:

(Dollars in thousands, except per share amounts)	As of June 30, 2013	As of December 31, 2012
Total shareholders’ equity	$1,104,933	$1,156,031
Less: Goodwill	(147,863)	(147,863)
Less: Core deposit intangibles, net of taxes	(15,879)	(17,491)

Tangible Book Value	$941,191	$990,677

Book Value Per Share	$20.84	$20.70

Tangible Book Value Per Share	$17.75	$17.74

The amounts reported above for book and tangible book value per share do not include any adjustments for approximately $236.3 million in net favorable pre-tax differences between the fair values for assets and liabilities and their respective carrying amounts as of June 30, 2013. The most significant of such differences is the differential between the carrying value and estimated fair value of our loan portfolio. As described in Note 14 to the Company’s Consolidated Financial Statements, the estimated fair value of loans exceeded their carrying value by approximately $252.0. This difference arises as acquired loans were initially recorded at acquisition date fair values which incorporated management’s expectation of lifetime credit losses. As our loan cash flow expectations and experience has generally improved from our original expectations and the market interest rates for similar instruments have generally declined, our estimates of fair value have increased. These estimates utilize discounted cash flows as a primary valuation approach incorporating collateral value, prepayment and credit risk (including consumer credit scores where applicable) along with the LIBOR/Swap curve for market interest rates. For loans with higher credit risk ratings, incremental spreads were added for credit and liquidity factors. Estimated fair values for commercial loans were determined using syndicated loan prices and spreads, survey data from the Federal Reserve e2 release, and rated corporate bonds. The Company’s internal risk ratings were mapped to the Federal Reserve e2 and Moody’s rating categories. Estimated fair values for commercial real estate loans also incorporated commercial mortgage backed security securitization prices and spreads. Estimated fair values for consumer loans were determined using product-specific survey rate data from a leading provider of financial information. Estimated fair values for residential mortgage loans were determined using mortgage backed security option-adjusted spreads, with incremental spreads added credit and liquidity. Credit spreads were sourced from third party survey data of mortgage banking activities from a leading provider of financial information.

Share Repurchases

On February 5, 2013, the Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time.

For the six months ended June 30, 2013, the Company repurchased $50.0 million, or 2,839 common shares at an average price of $17.60 per share completing the stock repurchase plan. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheet and statement of changes in shareholders’ equity.

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

Based upon the current interest rate environment, as of June 30, 2013, our sensitivity to interest rate risk was as follows:

(Dollars in millions)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$22.9	8.54%	$106.8	7.79%
200	14.3	5.32%	75.9	5.53%
100	6.4	2.37%	40.4	2.95%
—	—	0.00%	—	0.00%
(100)	(10.6)	(3.94)%	(60.7)	(4.43)%
(200)	(25.4)	(9.45)%	(155.7)	(11.36)%
(300)	(30.5)	(11.36)%	(203.5)	(14.84)%

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. Certain key rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining-rate scenarios are viewed by us and many other depository institutions as being remote and not meaningful. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. As of June 30, 2013, we were in compliance with all of the limits and policies established by our Board of Directors that we believe are reasonably possible.

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material legal proceedings filed against the Company during the quarter ended June 30, 2013, nor were there any material developments in existing legal proceedings to which the Company is a party.

Item 1a. Risk Factors

There have been no material changes to our risk factors previously disclosed in the Company’s Annual Report on form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of common shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

April 1 - 30	712,995	16.94	712,995	$35,464,183
May 1 - 31	1,970,155	17.88	1,970,155	$245,248
June 1 - 30	13,000	$17.60	13,000	$16,482

Total	2,696,150	$17.63	2,696,150	$16,482

(1)	On February 5, 2013 the Company’s Board of Directors authorized a $50.0 million stock repurchase program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable

ITEM 6: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10.1	Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANK FINANCIAL CORP.

Date: August 8, 2013	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date: August 8, 2013	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer (Principal Accounting Officer)