Form 10-Q
period 2013-09-30
Capital Bank Financial Corp.
filed 2013-11-08
CIK 1479750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	32,432,736
Class B Non-Voting Common, $0.01 Par Value	19,681,637
Class	Outstanding as of October 31, 2013

CAPITAL BANK FINANCIAL CORP.

FORM 10-Q

For the Quarter Ended September 30, 2013

Capital Bank Financial Corp.

Consolidated Balance Sheets

(Unaudited)

(Dollars and shares in thousands, except per share data)	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$115,671	$142,361
Interest-bearing deposits with banks	48,033	592,375
Federal funds sold	—	138

Total cash and cash equivalents	163,704	734,874

Trading securities	6,091	—
Investment securities available-for-sale at fair value (amortized cost $718,400 and $991,566 at September 30, 2013 and December 31, 2012, respectively)	717,602	1,006,744
Investment securities held-to-maturity at amortized cost (fair value $483,413 and $0 at September 30, 2013 and December 31, 2012, respectively)	482,986	—
Loans held for sale	8,918	11,276
Loans, net of deferred loan costs and fees	4,468,362	4,724,214
Less: allowance for loan losses	56,393	57,262

Loans, net	4,411,969	4,666,952

Other real estate owned	129,654	154,093
Receivable from FDIC	8,439	8,486
Indemnification asset	36,837	49,417
Premises and equipment, net	183,498	198,457
Goodwill	131,987	131,987
Intangible assets, net	24,681	28,636
Deferred income tax asset, net	177,928	183,157
Accrued interest receivable and other assets	117,017	132,874

Total assets	$6,601,311	$7,306,953

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing demand	$937,152	$895,274
Time deposits	1,579,772	2,070,698
Money market	938,854	1,125,967
Savings	531,655	492,187
Negotiable order of withdrawal accounts	1,281,036	1,288,742

Total deposits	5,268,469	5,872,868

Federal Home Loan Bank advances	1,324	1,460
Short-term borrowings	23,224	41,508
Long-term borrowings	138,290	180,430
Accrued interest payable and other liabilities	62,179	55,344

Total liabilities	5,493,486	6,151,610

Shareholders’ Equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized; 36,177 issued and 32,738 outstanding as of September 30, 2013 and 33,025 issued and outstanding as of December 31, 2012.	361	330
Common stock-Class B $0.01 par value: 200,000 shares authorized, 19,681 and 22,821 issued and outstanding, respectively	197	228
Additional paid in capital	1,081,108	1,076,797
Retained earnings	95,279	68,641
Accumulated other comprehensive (loss) income	(6,236)	9,347
Treasury stock, at cost, 3,439 shares	(62,884)	—

Total shareholders’ equity	1,107,825	1,155,343

Total liabilities and shareholders’ equity	$6,601,311	$7,306,953

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Interest and dividend income
Loans, including fees	$67,355	$64,866	$207,327	$199,476
Investment securities:
Taxable interest income	4,383	3,738	11,925	14,516
Tax-exempt interest income	158	175	484	663
Dividends	14	18	44	49
Interest-bearing deposits in other banks	37	181	510	468
Federal Home Loan Bank stock	533	460	1,485	1,293
Federal funds sold	—	—	—	7

Total interest and dividend income	72,480	69,438	221,775	216,472

Interest expense
Deposits	5,135	7,023	17,541	22,181
Long-term borrowings	1,952	1,951	6,346	5,823
Federal Home Loan Bank advances	1	115	3	884
Other borrowings	6	15	33	53

Total interest expense	7,094	9,104	23,923	28,941

Net interest income	65,386	60,334	197,852	187,531
Provision for loan losses	984	5,771	10,853	17,755

Net interest income after provision for loan losses	64,402	54,563	186,999	169,776

Noninterest income
Service charges on deposit accounts	6,034	5,058	18,711	17,381
Fees on mortgage loans originated and sold	1,477	1,612	4,319	3,920
Investment advisory and trust fees	740	253	1,380	991
FDIC indemnification asset (amortization) accretion	(502)	850	(3,779)	1,008
Debit card income	2,854	2,442	8,669	7,792
Other income	4,078	1,675	9,591	4,152
Legal Settlements and insurance recoveries	900	3,460	900	3,460
Investment securities (losses) gains, net	(247)	4,918	(42)	8,610
Other-than-temporary impairment losses on investments:
Gross impairment loss	(54)	—	(54)	(44)
Less: Impairments recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	(54)	—	(54)	(44)

Total noninterest income	15,280	20,268	39,695	47,270

Noninterest expense
Salaries and employee benefits	22,606	21,295	66,085	66,951
Stock-based compensation expense	1,371	4,242	4,312	14,927
Net occupancy and equipment expense	10,740	9,355	31,973	28,229
OREO valuation expenses	6,045	8,633	18,844	15,529
Loss (gain) on sales of OREO	188	(1,514)	(3,204)	(3,937)
Foreclosed asset related expense	1,265	2,530	4,909	7,414
Loan workout expense	2,063	2,310	6,363	5,755
Conversion and merger related expense	(19)	3,894	234	6,939
Professional fees	2,426	2,759	7,418	9,511
(Gain) loss on extinguishment of debt	(430)	2,946	(122)	3,267
Legal settlement expenses	535	1,755	535	2,752
Computer services	3,231	2,368	9,872	6,913
CVR (income) expense	(776)	(179)	2,535	(179)
FDIC assessments	1,710	1,655	5,276	4,955
Telecommunication expenses	1,534	1,630	4,919	4,208
Other expenses	6,774	5,692	20,009	18,004

Total noninterest expense	59,263	69,371	179,958	191,238

Income before income taxes	20,419	5,460	46,736	25,808
Income tax expense (benefit)	8,975	(32,385)	20,098	(24,573)

Net income before attribution of noncontrolling interests	11,444	37,845	26,638	50,381
Net income attributable to noncontrolling interests	—	2,762	—	4,534

Net income attributable to Capital Bank Financial Corp.	$11,444	$35,083	$26,638	$45,847

Basic income per share	$0.22	$0.76	$0.50	$1.01

Diluted income per share	$0.22	$0.75	$0.49	$1.00

The accompanying notes are an integral part of these financial statements.

CAPITAL BANK FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net income	$11,444	$37,845	$26,638	$50,381
Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) on available for sale securities	17,692	6,374	(15,826)	15,680
Unrealized holding loss on investment securities transferred from available-for-sale to held-to-maturity	(9,354)	—	(9,354)	—
Less: Reclassification adjustments for losses (gains) recognized in income	54	(4,913)	(151)	(8,439)

Other comprehensive income (loss), before tax	8,392	1,461	(25,331)	7,241
Tax effect	(3,234)	(564)	9,748	(2,792)

Other comprehensive income (loss), net of tax	5,158	897	(15,583)	4,449

Comprehensive income	$16,602	$38,742	$11,055	$54,830
Less: Comprehensive income attributable to noncontrolling interests	—	2,803	—	4,895

Comprehensive income attributable to Capital Bank Financial Corp.	$16,602	$35,939	$11,055	$49,935

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars and shares in thousands)	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total Shareholders’ Equity

Balance, December 31, 2012	33,025	$330	22,821	$228	$1,076,797	$68,641	$9,347	$—	$—	$1,155,343
Net income	—	—	—	—	—	26,638	—	—	—	26,638
Other comprehensive loss, net of tax benefit of $9,748	—	—	—	—	—	—	(15,583)	—	—	(15,583)
Fractional shares	—	—	8	—	(1)	—	—	—	—	(1)
Stock based compensation and related tax effect	—	—	—	—	4,312	—	—	—	—	4,312
Restricted stock grants	4	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	(3,439)	—	—	—	—	—	—	(62,884)	—	(62,884)
Conversion of shares	3,148	31	(3,148)	(31)	—	—	—	—	—	—

Balance, September 30, 2013	32,738	$361	19,681	$197	$1,081,108	$95,279	$(6,236)	$(62,884)	$—	$1,107,825

Balance, December 31, 2011	20,028	$200	26,122	$261	$890,627	$18,150	$7,167	$—	$74,505	$990,910
Net income	—	—	—	—	—	45,847	—	—	4,534	50,381
Other comprehensive income , net of tax benefit of $2,792	—	—	—	—	—	—	4,088	—	361	4,449
Restricted stock grants	306	3	—	—	(3)	—	—	—	—	—
Stock based compensation and related tax effect	—	—	—	—	14,914	—	—	—	13	14,927
Issuance of shares for noncontrolling interest	3,706	37	—	—	78,128	—	1,248		(79,413)	—
Initial public offering	5,682	57	—	—	89,407	—	—	—	—	89,464
Conversion of shares	2,924	29	(2,924)	(29)	—	—	—	—	—	—

Balance, September 30, 2012	32,646	$326	23,198	$232	$1,073,073	$63,997	$12,503	$—	$—	1,150,131

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities
Net income	$26,638	$50,381
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of acquired loans	(126,634)	(142,024)
Depreciation and amortization	15,795	12,111
Provision for loan losses	10,853	17,755
Deferred income tax	14,977	(33,037)
Net amortization of investment securities premium/discount	9,339	9,209
Other than temporary impairment of investment securities	54	44
Net realized losses (gains) on investment securities	42	(8,610)
Stock-based compensation expense	4,312	14,927
Gain on sales of OREO	(3,204)	(3,937)
OREO valuation expenses	18,844	15,529
Other	(2,454)	(1,184)
(Gains) losses on extinguishment of debt	(122)	3,267
Mortgage loans originated for sale	(138,686)	(137,633)
Proceeds from sales of mortgage loans originated for sale	145,363	149,370
Fees on mortgage loans originated and sold	(4,319)	(3,920)
FDIC indemnification asset amortization (accretion)	3,779	(1,008)
(Gain) loss on sale/disposal of premises and equipment	(419)	85
Gain on exchange of partnership interest	(1,536)	—
Proceeds from FDIC loss share agreements	12,211	19,264
Change in accrued interest receivable and other assets	10,507	(1,593)
Change in accrued interest payable and other liabilities	6,658	2,684

Net cash provided by (used) in operating activities	1,998	(38,320)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(436,365)	(666,605)
Sales of investment securities available-for-sale	225	340,026
Repayments of principal and maturities of investment securities available for sale	178,592	177,781
Repayments of principal and maturities of investment securities held-to-maturity	27,347	—
Net purchases of FHLB and Federal Reserve stock	(978)	1,147
Purchase of trademark	—	(100)
Net decrease in loans	319,814	297,418
Purchases of premises and equipment	(2,473)	(11,716)
Proceeds from sales of premises and equipment	6,707	—
Proceeds from sales of OREO	62,165	77,073

Net cash provided by investing activities	155,034	215,024

Cash flows from financing activities
Net (decrease) increase in demand, money market and savings accounts	(113,473)	123,237
Net decrease in time deposits	(490,925)	(401,166)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(18,284)	(12,839)
Net decrease of long term FHLB advances	(136)	(223,162)
Prepayment of long-term borrowings	(42,500)	—
Purchase of treasury stock	(62,884)	—
Proceeds from initial public offering	—	89,465

Net cash used in financing activities	(728,202)	(424,465)

Net decrease in cash and cash equivalents	(571,170)	(247,761)
Cash and cash equivalents at beginning of period	734,874	709,963

Cash and cash equivalents at end of period	$163,704	$462,202

Supplemental disclosures of cash:
Interest paid	$28,725	$34,074
Cash collections of contractual interest on purchased credit impaired loans	91,983	84,441
Income taxes paid	1,641	16,781
Supplemental disclosures of noncash transactions :
OREO acquired through loan transfers	$53,366	$65,530
Transfer of available-for-sale securities to held-to-maturity securities	510,976	—
Transfer of OREO to premises and equipment	—	1,026
Transfer of financed portion of premises and equipment sold	—	930
Non-cash portion of acquired premises and equipment	—	(2,717)

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Principles of Consolidation and Nature of Operations

Capital Bank Financial Corp (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in Delaware and headquartered in Florida whose business is conducted primarily through Capital Bank, National Association (“Capital Bank, NA” or the “Bank”). CBF has a total of 163 full service banking offices located in Florida, North Carolina, South Carolina, Tennessee and Virginia.

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. For further information refer to the Company’s consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Direct Financing Leases

Direct financing leases are carried at the aggregate of lease payments receivable and estimated residual value of the leased property, if applicable, less unearned income. Interest income on direct financing leases is recognized over the term of the leases to achieve a constant periodic rate of return on the outstanding investment. Initial direct costs are deferred and amortized over the lease term as a reduction to interest income using the effective interest method.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that will have a material effect on the financial statements.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This update requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. For public entities, this ASU is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASUNo. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income .” This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For public entities, this ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012. This update adopted on January 1, 2013, as required, impacted presentation only and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The application of this ASU was clarified by ASU 2013-01. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update for periods beginning after January 1, 2013, with restrocpective presentation for all comparative periods. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

(Shares in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Weighted average number of common shares outstanding:
Basic	51,804	46,116	53,170	45,496
Dilutive effect of options outstanding	31	—	—	—
Dilutive effect of restricted shares	920	622	862	456

Diluted	52,755	46,738	54,032	45,952

The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Anti-dilutive stock options	269	2,867	3,133	2,837
Anti-dilutive restricted shares	—	—	—	—

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

3. Business Combinations and Acquisitions

CBF Acquisition of Southern Community Financial Corporation

On October 1, 2012, the acquisition of all of the preferred and common share interests of Southern Community was consummated for a total purchase price of $99.3 million in cash. In addition, SCMF shareholders received a contingent value right (“CVR”) which could pay up to $1.30 per share (maximum potential payment of $21.9 million) in cash at the end of a five-year period based on 75% of the savings to the extent that legacy loan and foreclosed asset losses are less than a prescribed amount. As part of the acquisition, the Company purchased from the United States Department of the Treasury (the “Treasury”) all of the outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrants originally issued by SCMF to the Treasury in connection with SCMF’s participation in the Treasury’s Troubled Asset Relief Program (“TARP”). The cash purchase price included approximately $46.9 million paid in cash to the Treasury, which is equal to the outstanding liquidation amount of the preferred stock and is included in the $99.3 million above. Subsequently, SCMF cancelled the Series A Preferred stock. SCMF was the parent of Southern Community Bank and Trust, a bank with 22 branches in Winston-Salem, the Piedmont Triad, and other North Carolina markets. The estimated fair values of assets acquired and liabilities assumed in the acquisition of SCMF were based on the information that was available at the time. During the third quarter of 2013, CBF concluded that the underlying asset quality in the SCMF loan portfolio should lead to better credit performance than originally anticipated in our preliminary estimates of fair value. Completion of portfolio due diligence of credit attributes of the acquired loans not initially known but existing at the acquisition date, including assessment of the predecessor institution’s underwriting approach and practices, quality of risk ratings, and borrower credit scores, ultimately resulted in the necessity to revise the original estimate of fair value during the third quarter. As required by the acquisition method of accounting, the Company retrospectively adjusted the acquisition date balance sheet and the results of operations of the fourth quarter of 2012 and first two quarters of 2013 to reflect the following: (1) an increase in the estimated fair value of the loan portfolio; (2) an increase in the associated CVR; (3) a decrease in the deferred tax asset related to the increased value of loans; (4) a decrease in Goodwill caused by the net effect of these adjustments. All amounts presented herein reflect such adjustments. A reconciliation of their impact on the acquired assets, assumed liabilities and prior period operating results is shown below:

(Dollars in thousands)	Reported on Dec. 31, 2012 as of October 1, 2012	Measurement Period Adjustments	Revised as of October 1, 2012
Fair value of assets acquired:
Cash and cash equivalents	$256,267		$256,267
Investment securities	189,771		189,771
Loans	774,781	43,238	818,019
Premises and equipment	35,061		35,061
Other intangible assets	6,860		6,860
Deferred tax asset	43,481	(15,532)	27,949
Other assets	60,159	(174)	59,985

Total assets acquired	1,366,380	27,532	1,393,912

Fair value of liabilities assumed:
Deposits	1,093,914		1,093,914
Long term debt and other borrowings	187,341		187,341
Other liabilities	17,703	11,656	29,359

Total liabilities assumed	1,298,958	11,656	1,310,614

Fair value of net assets acquired	67,422	15,876	83,298
Purchase price	99,325		99,325

Goodwill	$31,903	$(15,876)	$16,027

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

	For the Quarter Ended
	June 30, 2013 Revised	June 30, 2013 As Filed	March 31, 2013 Revised	March 31, 2013 As Filed	December 31, 2012 Revised	December 31, 2012 As filed
Interest and dividend income	$73,189	$74,989	$76,106	$76,814	$77,808	$76,122
Interest expense	7,837	7,837	$8,992	8,992	10,115	10,115
Net Interest Income	65,352	67,152	67,114	67,822	67,693	66,007

Provision for loan losses	4,467	3,868	5,402	6,904	6,736	4,370

Total non-interest income	13,506	13,506	10,909	10,909	15,438	15,438

Total non-interest expense	59,382	59,141	61,313	61,040	68,720	68,448

Income before income taxes	15,009	17,649	11,308	10,787	7,675	8,627
Income tax expense	5,580	6,514	5,543	5,234	3,031	3,295
Net income attributable to Capital Bank Financial Corp.	$9,429	$11,135	$5,765	$5,553	4,644	$5,332
Basic Earnings Per Common Share	$0.18	$0.21	$0.11	$0.10	$0.09	$0.10
Diluted Earnings Per Common Share	$0.17	$0.21	$0.11	$0.10	$0.08	$0.10

Pro Forma

The following table reflects the pro forma total net interest income, non-interest income and net income for the three and nine months ended September 30, 2012 as though the acquisition of SCMF had taken place as of the beginning of fiscal 2012. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on the first day of the respective period, nor of future results of operations.

(Dollars in thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net interest income	$69,422	$218,207
Non-interest income	34,467	68,800
Net income attributable to Capital Bank Financial Corp.	46,604	59,274

4. Investment Securities

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2013, and December 31, 2012 are presented below:

(Dollars in thousands)	September 30, 2013
Available-for-sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$139,148	$—	$1,187	$137,961
Marketable equity securities	946	—	—	946
Mortgage-backed securities—residential issued by government sponsored entities	574,051	4,229	3,879	574,401
Industrial revenue bond	3,750	215	—	3,965
Collateralized debt obligations	505	—	176	329

Total	$718,400	$4,444	$5,242	$717,602

Held-to-maturity
U.S. Government agencies	15,192	—	307	14,885
States and political subdivisions—tax exempt	14,172	44	27	14,189
States and political subdivisions—taxable	547	—	6	541
Mortgage-backed securities—residential issued by government sponsored entities	453,075	1,520	797	453,798

Total	$482,986	$1,564	$1,137	$483,413

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2012
Available-for-sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$—	$—	$—	$—
U.S. Government agencies	7,913	102	—	8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

Total	$991,566	$16,460	$1,282	$1,006,744

During the third quarter of 2013, the Company transferred $511.0 million of available-for-sale securities to held-to-maturity securities, reflecting the Company’s intent and ability to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are accounted for at fair value at the date of transfer. The related $9.7 million of unrealized holding loss, net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is being amortized as an adjustment to interest income over the remaining life of the securities. There were no gains or losses recognized as a result of this transfer. There was no investment securities held-to-maturity at December 31, 2012.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Proceeds from sales and calls of securities were $0.5 million and $2.1 million for the three and nine months ended September 30, 2013, respectively. Gross gains of approximately $0 and $0.2 million were realized on these sales and calls during the three and nine months ended September 30, 2013, respectively. Proceeds from sales and calls of securities available for sale were $247.3 million and $340.0 million for the three and nine months ended September 30, 2012, respectively. Gross gains of approximately $4.9 million and $8.4 million were realized on these sales and calls during the three and nine months ended September 30, 2012, respectively. Trading securities totaled $6.1 million and $0 at September 30, 2013 and December 31, 2012, respectively. Gross realized losses on trading securities were $0.2 million for the three and nine months ended September 30, 2013. Gross realized gains on trading securities were $0 for the three and nine months ended September 30, 2012.

The estimated fair value of investment securities at September 30, 2013, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)
Available-for-sale	Amortized Cost	Estimated Fair Value	Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	58,422	58,064	0.62%
Due after ten years	84,981	84,191	0.69%
Mortgage-backed securities—residential issued by government sponsored entities	574,051	574,401	1.54%

	$717,454	$716,656	1.36%
Marketable equity securities	946	946

	$718,400	$717,602

Held-to-maturity	Amortized Cost	Estimated Fair Value	Yield
Due in one year or less	$679	$678	0.83%
Due after one year through five years	1,130	1,134	2.06%
Due after five years through ten years	7,198	7,197	3.03%
Due after ten years	20,904	20,606	3.05%
Mortgage-backed securities—residential issued by government sponsored entities	453,075	453,798	2.23%

	$482,986	$483,413	2.27%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2013	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Asset-backed securities	$137,961	$1,187	$—	$—	$137,961	$1,187
Mortgage-backed securities—residential issued by government sponsored entities	338,084	3,879	—	—	338,084	3,879
Collateralized debt obligation	—	—	329	176	329	176

Total	$476,045	$5,066	$329	$176	$476,374	$5,242

Held-to-maturity:
U.S. Government agencies	$14,885	$307	$—	$—	$14,885	$307
State and political subdivisions—tax exempt	7,656	27	—	—	7,656	27
State and political subdivisions—taxable	541	6	—	—	541	6
Mortgage-backed securities—residential issued by government sponsored entities	81,712	797	—	—	81,712	797

Total	$104,794	$1,137	$—	$—	$104,794	$1,137

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Marketable equity securities	$988	$12	$—	$—	$988	$12
Mortgage-backed securities—residential issued by government sponsored entities	247,515	846	21,221	212	268,736	1,058
Trust preferred securities	246	4	—	—	246	4
Collateralized debt obligation	—	—	297	208	297	208

Total	$248,749	$862	$21,518	$420	$270,267	$1,282

There was no investment securities held-to-maturity at December 31, 2012.

The table below presents a rollforward for the three and nine months ended September 30, 2013 and 2012 of the other than temporary impairment credit losses recognized in earnings.

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Beginning balance	$660	$660	$660	$616
Additions/subtractions:
Credit losses recognized during the period	54	—	54	44

Ending balance	$714	$660	$714	$660

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The Company owns shares of an investment fund with the principal investment strategy to invest in debt securities and other debt instruments that will cause shares of the fund to be deemed qualified under the Community Reinvestment Act (the “CRA”), so that financial institutions that are subject to the CRA may receive investment test or similar credit under the CRA with respect to shares of the Fund held by them. Valuation and measurement of OTTI of this investment falls under ASC 320-10-S991, Other Than Temporary Impairment of Certain Investments in Equity Securities. The Company evaluates the intent and ability to hold for any anticipated recovery in fair value and the length of time and extent to which the fair value has been less than cost.

Based on the extended period the security fair value has been less than cost, and market information that indicates the prospects for recovery in the near-term are unlikely, the Company determined there to be OTTI as of September 30, 2013. The Company recognized $54 thousand of impairment loss in earnings, equal to the entire difference between the security’s cost basis and its fair value.

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

Based on this analysis, the estimated fair value of the CDO increased by $32 thousand during the nine months ended September 30, 2013. In addition, the credit loss potential of the CDO declined. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

As of September 30, 2013, the Company’s security portfolio consisted of 139 securities, 60 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The majority of the mortgage-backed securities at September 30, 2013 and December 31, 2012 were issued by U.S. government-sponsored entities and agencies, institutions which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013, or December 31, 2012.

Investment securities having carrying values of approximately $303.0 million at September 30, 2013 were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

5. Loans

Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Non-owner occupied commercial real estate	$803,954	$904,215
Other commercial construction and land	326,040	415,969
Multifamily commercial real estate	72,627	84,838
1-4 family residential construction and land	76,013	91,680

Total commercial real estate	1,278,634	1,496,702

Owner occupied commercial real estate	1,052,994	1,065,900
Commercial and industrial loans	681,882	665,507
Lease financing	2,554	—

Total commercial	1,737,430	1,731,407

1-4 family residential	816,915	838,557
Home equity loans	386,071	430,887
Other consumer loans	158,452	136,806

Total consumer	1,361,438	1,406,250

Other (1)	99,778	101,131

Total loans	$4,477,280	$4,735,490

(1)	Other loans include $45.7 million and $27.0 million and $45.3 million and $26.0 million of farm land and agricultural and state and political subdivision obligations as of September 30, 2013 and December 31, 2012, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Total loans as of September 30, 2013 and December 31, 2012, include $8.9 million and $11.3 million of 1-4 family residential loans held for sale and $3.1 million and $0.7 million of deferred loan origination costs, respectively.

Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired or PCI Loans”) and (ii) non-PCI loans. Loans originated by the Company and loans acquired through the purchase of CBKN, GRNB, SCMF and TIBB are not subject to the loss sharing agreements and are classified as “none covered.” Additionally, certain consumer loans acquired through the acquisitions of First National Bank in Spartanburg, South Carolina, Metro Bank in Miami, Florida and Turnberry Bank in Aventura, Florida (collectively, the “Failed Banks”) from the FDIC are specifically excluded from the loss sharing agreements.

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

The table below presents a rollforward of accretable yield and income expected to be earned related to purchased credit-impaired loans:

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Balance, beginning of period	$444,481	$609,993	$553,348	$715,479
New loans purchased	—	—	—	—
Accretion of income	(39,625)	(43,927)	(126,634)	(142,024)
Reclassifications from nonaccretable difference	15,018	19,134	46,117	76,697
Disposals	(21,459)	(35,160)	(74,416)	(100,112)

Balance, end of period	$398,415	$550,040	$398,415	$550,040

As a result of the measurement period adjustment discussed in Note 3. Business Combinations and Acquisitions, the beginning of period balance and accretion of income was impacted by $1.0 million and $0.9 million, respectively, for the three months ended June 30, 2013 and $0.3 million and $1.1 million, respectively, for the six months ended June 30, 2013. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans. Disposals represent reductions of accretable yield due to non-credit events such as interest rate reductions on variable rate loans and prepayment activity on loans.

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

As a result of overall improvement of credit loss expectations in our most recent estimates of cash flows, substantially related to the Company’s legacy Green Bankshares and Southern Community portfolios, the Company recognized $(0.8) million in CVR income and a $2.5 million expense for the three and nine months ended September 30, 2013, respectively.

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)
September 30, 2013	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$476,248	$260,773	$737,021
Other commercial C&D	240,931	64,490	305,421
Multifamily commercial real estate	36,040	26,150	62,190
1-4 family residential C&D	18,079	57,934	76,013

Total commercial real estate	771,298	409,347	1,180,645
Owner occupied commercial real estate	321,684	657,677	979,361
Commercial and industrial	140,800	530,111	670,911

Lease financing	—	2,554	2,554

Total commercial	462,484	1,190,342	1,652,826
1-4 family residential	374,519	364,549	739,068
Home equity	104,927	227,959	332,886
Consumer	14,754	143,629	158,383

Total consumer	494,200	736,137	1,230,337
Other	48,217	50,530	98,747

Total	$1,776,199	$2,386,356	$4,162,555

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2012	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$628,234	$181,009	$809,243
Other commercial C&D	328,280	55,967	384,247
Multifamily commercial real estate	46,146	27,078	73,224
1-4 family residential C&D	45,305	42,208	87,513

Total commercial real estate	1,047,965	306,262	1,354,227
Owner occupied commercial real estate	425,869	556,025	981,894
Commercial and industrial	194,481	453,969	648,450
Leasing	—	—	—

Total commercial	620,350	1,009,994	1,630,344
1-4 family residential	486,122	260,622	746,744
Home equity	129,967	240,810	370,777
Consumer	28,109	108,512	136,621

Total consumer	644,198	609,944	1,254,142
Other	56,287	40,480	96,767

Total	$2,368,800	$1,966,680	$4,335,480

Covered Loans

The following is a summary of the major categories of covered loans outstanding as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)
September 30, 2013	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$66,933	$—	$66,933
Other commercial C&D	20,619	—	20,619
Multifamily commercial real estate	10,437	—	10,437
1-4 family residential C&D	—	—	—

Total commercial real estate	97,989	—	97,989
Owner occupied commercial real estate	73,633	—	73,633
Commercial and industrial	10,612	359	10,971
Leasing	—	—	—

Total commercial	84,245	359	84,604
1-4 family residential	77,055	792	77,847
Home equity	16,038	37,147	53,185
Consumer	69	—	69

Total consumer	93,162	37,939	131,101
Other	1,031	—	1,031

Total	$276,427	$38,298	$314,725

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2012	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$94,916	$56	$94,972
Other commercial C&D	31,722	—	31,722
Multifamily commercial real estate	11,614	—	11,614
1-4 family residential C&D	4,167	—	4,167

Total commercial real estate	142,419	56	142,475
Owner occupied commercial real estate	84,006	—	84,006
Commercial and industrial	16,451	606	17,057
Leasing	—	—	—

Total commercial	100,457	606	101,063
1-4 family residential	91,586	227	91,813
Home equity	16,823	43,287	60,110
Consumer	185	—	185

Total consumer	108,594	43,514	152,108
Other	4,364	—	4,364

Total	$355,834	$44,176	$400,010

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of September 30, 2013 by class of loans:

(Dollars in thousands)
Non-purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$—	$201	$—	$—	$—	$94	$295
Other commercial C&D	—	150	—	—	—	441	591
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential C&D	—	—	—	—	—	2,581	2,581

Total commercial real estate	—	351	—	—	—	3,116	3,467
Owner occupied commercial real estate	—	173	—	—	—	2,252	2,425
Commercial and industrial	—	12	—	—	66	2,512	2,590
Lease financing	—	—	—	—	—	—	—

Total commercial	—	185	—	—	66	4,764	5,015
1-4 family residential	—	814	—	—	—	952	1,766
Home equity	402	731	—	—	1,190	2,919	5,242
Consumer	—	1,452	—	—	—	805	2,257

Total consumer	402	2,997	—	—	1,190	4,676	9,265
Other	—	—	—	—	—	11	11

Total	$402	$3,533	$—	$—	$1,256	$12,567	$17,758

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
Purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Day Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$243	$4,847	$12,199	$42,040	$—	$—	$59,329
Other commercial C&D	—	5,631	10,313	60,915	—	—	76,859
Multifamily commercial real estate	—	119	957	3,378	—	—	4,454
1-4 family residential C&D	—	10	—	3,041	—	—	3,051

Total commercial real estate	243	10,607	23,469	109,374	—	—	143,693
Owner occupied commercial real estate	247	3,353	4,870	37,136	—	—	45,606
Commercial and industrial	—	4,068	167	22,784	—	—	27,019
Lease financing	—	—	—	—	—	—	—

Total commercial	247	7,421	5,037	59,920	—	—	72,625
1-4 family residential	374	8,010	10,643	41,008	—	—	60,035
Home equity	39	1,602	1,821	6,711	—	—	10,173
Consumer	—	512	33	380	—	—	925

Total consumer	413	10,124	12,497	48,099	—	—	71,133
Other	—	438	5	3,069	—	—	3,512

Total	$903	$28,590	$41,008	$220,462	$—	$—	$290,963

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2012 by class of loans:

(Dollars in thousands)
Non-purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$—	$—	$—	$—	$56	$24	$80
Other commercial C&D	—	—	—	—	—	97	97
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential C&D	—	474	—	—	—	363	837

Total commercial real estate	—	474	—	—	56	484	1,014
Owner occupied commercial real estate	—	405	—	—	—	1,966	2,371
Commercial and industrial	—	608	—	—	276	2,057	2,941
Leasing	—	—	—	—	—	—	—

Total commercial	—	1,013	—	—	276	4,023	5,312
1-4 family residential	—	1,648	—	—	—	3,731	5,379
Home equity	1,614	1,416	—	—	2,460	2,613	8,103
Consumer	—	1,873	—	—	—	368	2,241

Total consumer	1,614	4,937	—	—	2,460	6,712	15,723
Other	—	49	—	—	—	—	49

Total	$1,614	$6,473	$—	$—	$2,792	$11,219	$22,098

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
Purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$2,799	$4,662	$17,286	$44,917	$—	$—	$69,664
Other commercial C&D	135	7,183	21,659	84,189	—	—	113,166
Multifamily commercial real estate	—	194	3,612	2,755	—	—	6,561
1-4 family residential C&D	—	2,405	3,482	5,145	—	—	11,032

Total commercial real estate	2,934	14,444	46,039	137,006	—	—	200,423
Owner occupied commercial real estate	873	4,210	7,646	54,971	—	—	67,700
Commercial and industrial	99	3,921	2,045	32,007	—	—	38,072
Leasing	—	—	—	—	—	—	—

Total commercial	972	8,131	9,691	86,978	—	—	105,772
1-4 family residential	1,214	15,550	13,685	41,905	—	—	72,354
Home equity	345	4,224	3,024	10,247	—	—	17,840
Consumer	1	1,213	—	493	—	—	1,707

Total consumer	1,560	20,987	16,709	52,645	—	—	91,901
Other	—	2,918	1,014	1,988	—	—	5,920

Total	$5,466	$46,480	$73,453	$278,617	$—	$—	$404,016

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at September 30, 2013:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Nonaccrual	Doubtful	Total
Non-owner occupied commercial real estate	$259,151	$644	$884	$94	$—	$260,773
Other commercial C&D	63,233	666	150	441	—	64,490
Multifamily commercial real estate	25,842	—	308	—	—	26,150
1-4 family residential C&D	50,810	1,565	2,978	2,581	—	57,934

Total commercial real estate	399,036	2,875	4,320	3,116	—	409,347
Owner occupied commercial real estate	653,194	—	2,231	2,252	—	657,677
Commercial and industrial	519,704	5,408	2,780	2,578	—	530,470
Lease financing	2,554	—	—	—	—	2,554

Total commercial	1,175,452	5,408	5,011	4,830	—	1,190,701
1-4 family residential	364,359	30	—	952	—	365,341
Home equity	258,591	237	2,169	4,109	—	265,106
Consumer	142,793	—	31	805	—	143,629

Total consumer	765,743	267	2,200	5,866	—	774,076
Other	50,245	—	274	11	—	50,530

Total	$2,390,476	$8,550	$11,805	$13,823	$—	$2,424,654

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at December 31, 2012:

			Substandard
	Pass	Special Mention	Accruing/ Accreting	Nonaccrual	Doubtful	Total
Non-owner occupied commercial real estate	$180,080	$—	$905	$80	$—	$181,065
Other commercial C&D	55,394	325	150	98	—	55,967
Multifamily commercial real estate	26,760	—	318	—	—	27,078
1-4 family residential C&D	39,026	160	2,659	363	—	42,208

Total commercial real estate	301,260	485	4,032	541	—	306,318
Owner occupied commercial real estate	548,506	2,953	2,600	1,966	—	556,025
Commercial and industrial	437,904	1,470	12,868	2,333	—	454,575
Leasing	—	—	—	—	—	—

Total commercial	986,410	4,423	15,468	4,299	—	1,010,600
1-4 family residential	256,805	313	—	3,731	—	260,849
Home equity	274,827	777	3,420	5,073	—	284,097
Consumer	107,924	110	111	367	—	108,512

Total consumer	639,556	1,200	3,531	9,171	—	653,458
Other	40,431	49	—	—	—	40,480

Total	$1,967,657	$6,157	$23,031	$14,011	$—	$2,010,856

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

6. Allowance for Loan Losses

Activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 is as follows:

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Balance, beginning of period	$56,832	$45,472	$57,262	$34,749
Provision (Reversal) for loan losses on PCI loans	(72)	4,698	(703)	12,050
Provision for loan losses on non-PCI loans	1,056	1,073	11,556	5,705
PCI loans charged off	—	—	—	—
Non PCI loans charged off	(1,945)	(824)	(15,335)	(3,690)
Recoveries of PCI loans previously charged off	—	—	—	—
Recoveries of non-PCI loans previously charged off	522	1,168	3,613	2,773

Balance, end of period	$56,393	$51,587	$56,393	$51,587

The following table presents the roll forward of the allowance for loan losses for the three months ended September 30, 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	June 30, 2013	Provision / (Reversals)	Net (Charge- offs)/Recoveries	September 30, 2013
Non-owner occupied commercial real estate	$4,329	$2,344	$11	$6,684
Other commercial C&D	12,310	(1,201)	85	11,194
Multifamily commercial real estate	258	44	—	302
1-4 family residential C&D	1,806	353	2	2,161

Total commercial real estate	18,703	1,540	98	20,341
Owner occupied commercial real estate	4,696	357	17	5,070
Commercial and industrial	8,288	(264)	(466)	7,558
Lease financing	—	3	—	3

Total commercial	12,984	96	(449)	12,631
1-4 family residential	17,572	(1,040)	51	16,583
Home equity	3,937	(40)	(120)	3,777
Consumer	2,361	734	(565)	2,530

Total consumer	23,870	(346)	(634)	22,890
Other	1,275	(306)	(438)	531

Total	$56,832	$984	$(1,423)	$56,393

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the roll forward of the allowance for loan losses for the nine months ended September 30, 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2012	Provision / (Reversals)	Net (Charge- offs)/Recoveries	September 30, 2013
Non-owner occupied commercial real estate	$3,764	$2,936	$(16)	$6,684
Other commercial C&D	12,711	(2,120)	603	11,194
Multifamily commercial real estate	348	(87)	41	302
1-4 family residential C&D	1,716	420	25	2,161

Total commercial real estate	18,539	1,149	653	20,341

Owner occupied commercial real estate	4,055	732	283	5,070
Commercial and industrial	7,490	8,885	(8,817)	7,558
Lease financing		3		3

Total commercial	11,545	9,620	(8,534)	12,631

1-4 family residential	15,740	772	71	16,583
Home equity	8,670	(3,861)	(1,032)	3,777
Consumer	2,082	2,097	(1,649)	2,530

Total consumer	26,492	(992)	(2,610)	22,890

Other	686	1,076	(1,231)	531

Total	$57,262	$10,853	$(11,722)	$56,393

The following table presents the roll forward of the allowance for loan losses for the three months ended September 30, 2012 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	June 30, 2012	Provision / (Reversals)	Net (Charge- offs)/Recoveries	September 30, 2012
Non-owner occupied commercial real estate	$2,154	$1,434	$4	$3,592
Other commercial C&D	10,944	2,004	278	13,226
Multifamily commercial real estate	210	(25)	—	185
1-4 family residential C&D	1,265	529	1	1,795

Total commercial real estate	14,573	3,942	283	18,798

Owner occupied commercial real estate	4,783	(1,126)	237	3,894
Commercial and industrial	4,724	1,669	(14)	6,379
Leasing	—	—	—	—

Total commercial	9,507	543	223	10,273

1-4 family residential	12,050	1,554	35	13,639
Home equity	6,998	(4)	(469)	6,525
Consumer	1,736	631	(406)	1,961

Total consumer	20,784	2,181	(840)	22,125

Other	608	(895)	678	391

Total	$45,472	$5,771	$344	$51,587

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the roll forward of the allowance for loan losses for the nine months ended September 30, 2012 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2011	Provision / (Reversals)	Net (Charge- offs)/Recoveries	September 30, 2012
Non-owner occupied commercial real estate	$3,854	$(1,028)	$766	$3,592
Other commercial C&D	7,627	5,354	245	13,226
Multifamily commercial real estate	398	(213)	—	185
1-4 family residential C&D	921	873	1	1,795

Total commercial real estate	12,800	4,986	1,012	18,798

Owner occupied commercial real estate	5,454	(1,811)	251	3,894
Commercial and industrial	4,166	2,081	132	6,379
Leasing	—	—	—	—

Total commercial	9,620	270	383	10,273

1-4 family residential	7,252	6,304	83	13,639
Home equity	2,711	5,016	(1,202)	6,525
Consumer	1,594	1,121	(754)	1,961

Total consumer	11,557	12,441	(1,873)	22,125

Other	772	58	(439)	391

Total	$34,749	$17,755	$(917)	$51,587

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans and by impairment evaluation method as of September 30, 2013:

	Allowance for Loan Losses			Loans
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,399	$5,285	$—	$260,773	$543,181
Other commercial C&D	—	1,644	9,550	—	64,490	261,550
Multifamily commercial real estate	—	109	193	—	26,150	46,477
1-4 family residential C&D	—	1,115	1,046	—	57,934	18,079

Total commercial real estate	—	4,267	16,074	—	409,347	869,287
Owner occupied commercial real estate	—	2,572	2,498	—	657,677	395,317
Commercial and industrial	64	5,266	2,228	2,318	528,152	151,412
Lease financing	—	3	—	—	2,554	—

Total commercial	64	7,841	4,726	2,318	1,188,383	546,729
1-4 family residential	—	2,217	14,366	—	356,423	451,574
Home equity	—	358	3,419	—	265,106	120,965
Consumer	1	2,152	377	15	143,614	14,823

Total consumer	1	4,727	18,162	15	765,143	587,362
Other	—	376	155	—	50,530	49,248

Total	$65	$17,211	$39,117	$2,333	$2,413,403	$2,052,626

(1)	Loans collectively evaluated for impairment include $459.5 million of acquired loans which are presented net of unamortized purchase discounts of $12.1 million.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans and by impairment evaluation method as of December 31, 2012:

	Allowance for Loan Losses			Loans
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (2)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,461	$2,303	$—	$181,065	$723,150
Other commercial C&D	—	1,810	10,901	—	55,967	360,002
Multifamily commercial real estate	—	129	219	—	27,078	57,760
1-4 family residential C&D	—	943	773	—	42,208	49,472

Total commercial real estate	—	4,343	14,196	—	306,318	1,190,384
Owner occupied commercial real estate	38	2,905	1,112	1,756	554,269	509,875
Commercial and industrial	—	5,920	1,570	—	454,575	210,932
Leasing	—	—	—	—	—	—

Total commercial	38	8,825	2,682	1,756	1,008,844	720,807
1-4 family residential	—	1,915	13,825	3,153	246,420	577,708
Home equity	—	376	8,294		284,097	146,790
Consumer	—	1,568	514	—	108,512	28,294

Total consumer	—	3,859	22,633	3,153	639,029	752,792
Other	—	377	309	—	40,480	60,651

Total	$38	$17,404	$39,820	$4,909	$1,994,671	$2,724,634

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A Troubled Debt Restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loans effective interest rate. If the impairment analysis results in a loss, an allowance for loan losses is established for the loan. During the three and nine months ended September 30, 2013, consumer loans modified in a TDR were nominal. Because of the immateriality of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the allowance for loan losses at September 30, 2013. The Company did not have loans modified in a TDR during the three and nine months ended September 30, 2012.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the activity in the FDIC indemnification asset.

(Dollars in thousands)
Balance, December 31, 2012	$49,417

Indemnification asset income	2,003
Amortization on indemnification asset	(5,782)
Reimbursable losses claimed	(8,801)

Balance, September 30, 2013	$36,837

Balance, December 31, 2011	$66,282

Indemnification asset income	7,850
Amortization on indemnification asset	(6,842)
Reimbursable losses claimed	(10,746)

Balance, September 30, 2012	$56,544

8. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2013 and 2012 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC as of September 30, 2013 and 2012 were $27.3 million and $39.6 million, respectively. Non-covered OREO ending balances as of September 30, 2013 and 2012 were $102.4 million and $105.0 million, respectively.

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Balance, beginning of period	$142,793	$158,235	$154,093	$168,781
Real estate acquired from borrowers	10,585	23,233	53,366	65,530
Valuation expense	(6,045)	(8,633)	(18,844)	(15,529)
(Loss) gain on sale of properties	(188)	1,514	3,204	3,937
Properties sold and other	(17,491)	(29,728)	(62,165)	(78,098)

Balance, end of period	$129,654	$144,621	$129,654	$144,621

9. Federal Home Loan Bank Advances and Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).

The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities issued by the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at September 30, 2013 and December 31, 2012 were $23.2 million and $41.5 million, respectively.

The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.

At September 30, 2013, in addition to $25.6 million in letters of credit issued by the FHLB, of which $25.2 million is used in lieu of pledging securities to the State of Florida, the Bank had $1.3 million in advances outstanding.

The advances as of September 30, 2013 consisted of the following:

(Dollars in thousands)	Contractual Outstanding Amount	Maturity Date	Repricing Frequency	Contractual Rate at September 30, 2013
	$760	November 2017	Fixed	0.50%
	564	February 2026	Fixed	0.00%

	$1,324

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amount of eligible collateral at September 30, 2013 provided for incremental borrowing availability of up to $190.1 million.

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

	$1,460

10. Long Term Borrowings

Structured repurchase agreements

At September 30, 2013, outstanding structured repurchase agreements totaled $50.0 million of contractual amounts with carrying values of $53.7 million. These repurchase agreements have a weighted-average rate of 4.06% as of September 30, 2013 and are collateralized by $64.3 million of mortgage-backed securities.

(Dollars in thousands)
Carrying Amount	Contractual Amount	Maturity Date	Rate at September 30, 2013
$10,894	$10,000	November 6, 2016	4.75%
10,521	10,000	December 18, 2017	3.72%
10,896	10,000	March 30, 2017	4.50%
10,552	10,000	December 18, 2017	3.79%
10,816	10,000	March 22, 2019	3.56%

$53,679	$50,000

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

The Trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The Trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the companies or the Trust, at their respective option after a period of time outlined below, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board (“FRB”), if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default. On March 18, 2013, the Company called and redeemed $34.5 million of trust preferred securities issued by SCMF, which had a fixed interest rate of 7.95%. The prepayment resulted in a $0.3 million loss on extinguishment of debt. On September 7, 2013, the Company called and redeemed $8.0 million of trust preferred securities issued by TIBB, which had a fixed interest rate of 10.6%. The prepayment resulted in a $0.4 million gain on extinguishment of debt.

(Dollars in thousands)
Date of Offering	Original Face Amount	Carrying Amount September 30, 2013	Carrying Amount December 31, 2012	Interest Rate As of September 30, 2013	Call Date	Maturity Date
September 7, 2000	$8,000	$—	$8,762	—	September 7, 2010	September 7, 2030
July 31, 2001	5,000	3,840	3,795	3.85% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
July 31, 2001	4,000	2,620	2,573	3.85% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
June 26, 2003	10,000	5,898	5,832	3.35% (3 Month LIBOR plus 310 basis points)	June 26, 2008	June 26, 2033
September 25, 2003	10,000	6,331	6,222	3.12% (3 Month LIBOR plus 285 basis points)	September 25, 2008	September 25, 2033
November 10, 2003	34,500	—	34,189	—	November 10, 2008	December 31, 2033
December 30, 2003	10,000	5,681	5,614	3.12% (3 Month LIBOR plus 285 basis points)	December 30, 2008	December 30, 2033
June 28, 2005	3,000	1,533	1,497	1.93% (3 Month LIBOR plus 168 basis points)	June 28, 2010	June 28, 2035
December 22, 2005	10,000	4,463	4,383	1.65% (3 Month LIBOR plus 140 basis points)	December 22, 2010	March 15, 2036
December 28, 2005	13,000	6,407	6,255	1.79% (3 Month LIBOR plus 154 basis points)	December 28, 2010	March 15, 2036
June 23, 2006	20,000	11,137	10,918	1.82% (3 Month LIBOR plus 155 basis points)	June 23, 2011	July 7, 2036
May 16, 2007	56,000	27,840	27,220	1.90% (3 Month LIBOR plus 165 basis points)	May 16, 2012	May 16, 2037
June 15, 2007	10,000	5,302	5,243	1.69% (3 Month LIBOR plus 143 basis points)	June 15, 2012	September 6, 2037

	$193,500	$81,052	$122,503

Other Subordinated Debentures

Through the acquisition of CBKN, the Company assumed $3.4 million in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes had a carrying value of $3.6 million as of September 30, 2013 and December 31, 2012. The Company may prepay the Notes at any time after March 18, 2015 subject to regulatory approval and compliance with applicable law. The Company’s obligation to repay the notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors and certain other financial obligations of the Company.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2013, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2014 through 2015	$—	$—	$—
Due in 2016	10,894	—	10,894
Due in 2017	31,969	—	31,969
Due in 2018	—	—	—
Thereafter	14,375	81,052	95,427

Total long-term debt	$57,238	$81,052	$138,290

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2012, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2013 through 2015	$—	$—	$—
Due in 2016	11,102	—	11,102
Due in 2017	32,332	—	32,332
Thereafter	57,444	79,552	136,996

Total long-term debt	$100,878	$79,552	$180,430

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

To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 Risk-based, and Total Risk-based ratios. At September 30, 2013 and December 31, 2012 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank as of September 30, 2013 and December 31, 2012 are presented in the following tables.

(Dollars in thousands)	Well Capitalized Requirement				Adequately Capitalized Requirement				Actual
September 30, 2013	Amount		Ratio		Amount		Ratio		Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A		N/A	≥	$256,831	≥	4.0%	$928,770	14.5%
Capital Bank, NA	≥	$321,016	≥	5.0%	≥	256,813	≥	4.0%	820,704	12.8%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$188,340	≥	4.0%	$928,770	19.7%
Capital Bank, NA	≥	$282,524	≥	6.0%	≥	188,350	≥	4.0%	820,704	17.4%
Total Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$376,679	≥	8.0%	$989,088	21.0%
Capital Bank, NA	≥	$470,874	≥	10.0%	≥	376,699	≥	8.0%	880,856	18.7%

(Dollars in thousands)	Well Capitalized Requirement				Adequately Capitalized Requirement				Actual
December 31, 2012	Amount		Ratio		Amount		Ratio		Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A		N/A	≥	$282,575	≥	4.0%	$964,309	13.7%
Capital Bank, NA	≥	$353,323	≥	5.0%	≥	282,659	≥	4.0%	850,472	12.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$193,640	≥	4.0%	$964,309	19.9%
Capital Bank, NA	≥	$290,349	≥	6.0%	≥	193,566	≥	4.0%	850,472	17.6%
Total Capital (to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$387,281	≥	8.0%	$1,025,545	21.2%
Capital Bank, NA	≥	$483,915	≥	10.0%	≥	387,132	≥	8.0%	911,528	18.8%

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

As of September 30, 2013 and December 31, 2012, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.

Currently, the OCC Operating Agreement with Capital Bank, NA prohibited the Bank from paying a dividend for three years following the July 16, 2010 initial acquisition date. The agreement imposes other restrictions on Capital Bank, NA’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made. On September 5, 2013, the OCC approved a dividend of $105.0 million to the Company by its subsidiary Capital Bank N.A.

Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year.

Share Repurchases

On February 5, 2013, the Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the six months ended June 30, 2013, the Company repurchased $50.0 million, or 2,839 common shares at an average price of $17.60 per share, completing the aforementioned stock repurchase plan.

On September 16, 2013, the Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company’s common stock. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the three months ended September 30, 2013, the Company repurchased $12.9 million, or 600 common shares at an average price of $21.50 per share. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheet and statement of changes in shareholders’ equity.

12. Stock-Based Compensation

As of September 30, 2013, the Company had two compensation plans, the 2010 Equity Incentive Plan (the “2010 Plan”) and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards.

The 2010 Plan was effective December 22, 2009. The maximum number of shares of common stock of the Company that could have been optioned or awarded was 5,750 shares (limited to 10% of outstanding shares of common stock) of which up to 70% could have been granted pursuant to stock options and up to 30% could have been granted pursuant to restricted stock and restricted stock units. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan. Pursuant to the merger agreements, upon the June 2012 merger of TIBB, GRNB and CBKN with and into CBF, outstanding options to acquire TIBB, GRNB and CBKN stock automatically converted into options to purchase the Company’s stock as determined by the conversion ratio specified in the merger agreements, subject to the same terms and conditions as were applicable immediately prior to the mergers. The remaining 16 options that were formerly options to acquire TIBB, GRNB and CBKN stock have exercise prices ranging from $28.44 to $2,026.00 per share of the company common stock.

The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded is 2,639 shares. Awards under this plan may be made to any person selected by the Committee. No options or awards were granted under this plan during the three and nine months ended September 30, 2013.

The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012.

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Stock options	$215	$1,867	$395	$8,017
Restricted stock	1,156	2,375	3,917	6,910

Total stock-based compensation expense	$1,371	$4,242	$4,312	$14,927

Salaries and employee benefits	$1,371	$3,907	$4,312	$13,930
Other expense	—	335	—	997

Total stock-based compensation expense	$1,371	$4,242	$4,312	$14,927

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $0.5 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, and $1.7 million and $5.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Stock Options

Under the 2010 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options granted during the nine months ended September 30, 2013 and 2012 vest over average service periods of approximately 2 years and 6 months, respectively

The following table lists the various stock option grants from our 2010 Plan for the nine months ended September 30, 2013 and 2012:

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

The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.016%	0.91%
Expected option life	5.75 years	5.25 years
Volatility	37%	45%
Weighted average grant-date fair value of options granted	$6.52	$8.05

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

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the nine months ended September 30, 2013 and 2012, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the stock option activity for the nine months ended September 30, 2013 and 2012:

(Shares in thousands)	2013		2012
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	2,890	$21.39	2,236	$20.00
Granted	264	18.00	628	20.00
Exercised	—	—	—	—
Expired or forfeited	21	113.80	—	—

Balance, September 30,	3,133	$20.50	2,864	$20.00

The weighted average remaining term for outstanding stock options was approximately 7 years at September 30, 2013. The aggregate intrinsic value at September 30, 2013 and 2012 was $6.6 million and $0 for stock options outstanding. The aggregate intrinsic value at September 30, 2013 and 2012 was $5.6 million and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. There were 2,879 and 1,432 options exercisable at September 30, 2013 and 2012, respectively.

Options outstanding at September 30, 2013 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$18.00	253	9.64 years	$18.00	—	—
$20.00	2,864	6.68 years	20.00	2,864	$20.00
$28.44 - $2,026.00	16	3.89 years	153.63	15	159.68

$18.0 - $2,026.00	3,133	6.91 years	$20.50	2,879	$20.71

Options outstanding at December 31, 2012 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$20.00	2,864	7.42 years	$20.00	2,550	$20.00
$28.44 - $2,026.00	26	3.65 years	174.50	25	178.71

$20.00 - $2,026.00	2,890	7.39 years	$21.39	2,575	$21.55

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table lists the various restricted stock awards under our 2010 Plan for the nine months ended September 30, 2013 and 2012:

(Shares in thousands)
Date of Award	Number of Restricted Stock Awards	Price Per Share
May 21, 2013—Employees	4	$18.00
January 1, 2012—Employees	307	$19.84

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The fair value of each restricted stock award granted to employees during the nine months ended September 30, 2013 was estimated to be equal to the closing stock price on the date of grant. The fair value of each restricted stock award granted to employees during the nine months ended September 30, 2013 was estimated as of the date of grant using a Monte Carlo approach based on Geometric Brownian Motion that simulated daily stock prices and the related consecutive 30 day average of the simulated stock price over a period of 10 years. The model projected the Company’s fair value of each vesting tranche of the restricted stock award from the mean or expected value from the 100,000 scenarios used.

The model described above requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used to compute the grant-date fair value of restricted stock awards granted during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Grant date fair value of shares	$18.00	$19.84
Risk-free interest rate	Forward Treasury Curve	Forward Treasury Curve
Market risk premium	N/A	0.00%
Volatility	N/A	45.00%
Annual forfeiture estimate	N/A	0.00%
Weighted average grant-date fair value of restricted stock awards granted	$18.00	$18.01

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

•	An increase in the annual forfeiture estimate will decrease stock compensation expense.

The value of the restricted stock is being amortized on a straight-line basis over the implied service periods.

The following table summarizes unvested restricted stock activity for the nine months ended September 30, 2013 and 2012:

(Shares in thousands)	2013		2012
	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	1,212	$14.27	967	$13.26
Granted	4	18.00	307	18.01
Vested	—	—	—	—
Expired or forfeited	—	—	—	—

Balance, September 30,	1,216	$14.28	1,274	$14.40

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

13. Income Taxes

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported is as follows:

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Pretax income from continuing operations	$20,419	$5,460	$46,736	$25,808

Income taxes computed at Federal statutory tax rate	7,147	1,911	16,358	9,033
Effect of:
State taxes (net of federal benefit)	784	214	1,795	1,012
State statutory rate change	1,545	—	1,545	—
Change in estimate of deductible loan losses	—	(33,975)	—	(33,975)
CVR adjustment	(301)	—	1,156	—
Other, net	(200)	(535)	(756)	(643)

Total income tax expense	$8,975	$(32,385)	$20,098	$(24,573)

The net deferred tax assets as of September 30, 2013 and December 31, 2012 were $177.9 million and $183.2 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered the following positive factors: projections of future operating results which forecast that the Company will continue to recognize pre-tax income on a consolidated basis; reductions in operating expenses have been achieved as evidenced by continued progress in reducing compensation expense, occupancy costs, and OREO expenses; the Company expects interest rates to rise in the future, which should have a favorable impact on our net interest income trend and overall return on assets. A negative factor that management considered was the significant losses incurred by the acquired institutions as a result of the severe recession and significant decline in real estate values in their local markets. In addition, Section 382 of the Internal Revenue Code limits the ability of the Company to utilize net operating losses and deduct built in losses for income tax purposes. The Company appropriately considers these limitations and has taken into account such limitations in calculating the amount of the recorded net deferred tax assets. These factors represent the most significant positive and negative evidence that management considered in concluding that no valuation allowance was necessary at September 30, 2013 and December 31, 2012.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including, those deemed to be unusual, infrequent or which cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the nine months ended September 30, 2013, the change in value of the CVR and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy GreenBankshares and Southern Community portfolios. This expense is not deductible for income tax purposes and was treated discretely as described above.

At September 30, 2013 and December 31, 2012, the Company had $94.1 million and $98.2 million of gross Federal and state net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to an annual limitation of $10.9 million.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South Carolina, North Carolina, Tennessee, and Virginia. During the three months ended September 30, 2013, a new North Carolina law was enacted which reduces the North Carolina income tax rate to 6% in 2014 and 5% in 2015. Under GAAP rules, the effects of a change in tax law or rates must be recognized in the period that includes the enactment date. As such, during the three months ended September 30, 2013, the Company recorded a $1.6 million charge to income tax expense as a result of the reduction in blended tax rate that caused the Company to revalue its deferred tax assets.

At September 30, 2013 and December 31, 2012, the Company had no amounts recorded for uncertain tax positions.

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

Valuation of Investment Securities

The fair values of available-for-sale, held-to-maturity, and trading securities are determined by: 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs); 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs); and 3) for collateralized debt obligations and certain corporate debt securities that are not actively traded, custom discounted cash flow modeling (Level 3 inputs).

As of September 30, 2013, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies and certain corporate debt securities which are not actively traded. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Additionally, cash flows utilized in the modeling of the collateralized debt obligation security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers.

As of September 30, 2013, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2013:

		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$6,091	$6,091	$—	$—

Available for sale securities:

Asset-backed securities	137,961	—	137,961	—

Mortgage-backed securities—residential	574,401	—	574,401	—
Industrial revenue bonds	3,965	—	—	3,965

Marketable equity securities	946	946	—	—

Collateralized debt obligations	329	—	—	329

Available for sale securities	$717,602	$946	$712,362	$4,294

Gross asset value of derivatives	$—	$—	$—	$—

Liabilities
Gross liability value of derivatives	$1,103	$—	$1,103	$—

There were no transfers of assets and liabilities between levels of the fair value hierarchy during the three and nine months ended September 30, 2013 and 2012.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013 and held at September 30, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, June 30, 2013	$—	$3,872	$301
Included in earnings—other than temporary impairment	—	—	—
Included in earnings—gain on sale	—	—	—
Included in other comprehensive income	—	93	28
Sales	—	—	—
Transfer in to Level 3	—	—	—

Ending balance September 30, 2013	$—	$3,965	$329

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and held at September 30, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2013	$26	$3,800	$297
Included in earnings—other than temporary impairment	—	—	—
Included in earnings—gain on sale	199	—	—
Included in other comprehensive income	—	165	32
Sales	(225)	—	—
Transfer in to Level 3	—	—	—

Ending balance September 30, 2013	$—	$3,965	$329

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012 and held at September 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, June 30, 2012	$752	$3,750	$247
Included in earnings—other than temporary impairment	—	—	—
Included in earnings—gain on sale	—	—	—
Included in other comprehensive income	—	—	41
Sales	(726)	—	—
Transfer in to Level 3	—	—	—

Ending balance September 30, 2012	$26	$3,750	$288

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and held at September 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2012	$790	$3,750	$328
Included in earnings—other than temporary impairment	(38)	—	—
Included in earnings—gain on sale	—	—	—
Included in other comprehensive income	—	—	42
Sales	(726)	—	(82)
Transfer in to Level 3	—	—	—

Ending balance September 30, 2012	$26	$3,750	$288

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Input	Range

Industrial revenue bonds	$3,965	Discounted cash flow	Discount rate	3.6-3.7%
			Illiquidity factor	0.5%

Collateralized debt obligations	$329	Discounted cash flow	Discount rate	Libor +10.75% and +13%

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
Corporate bonds	$26	Discounted cash flow	Discount rate	20%
			Default probability	95%

Industrial revenue bond	$3,800	Discounted cash flow	Current yield/discount rate	1.6-1.7%
			Illiquidity factor	0.3%

Collateralized debt obligations	$297	Discounted cash flow	Discount rate	Libor +10.75% and +13%

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of September 30, 2013:

	Fair Value Measurements Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$100,031
Other repossessed assets	—	132	—

Other real estate owned measured at fair value as of September 30, 2013 had a carrying amount of $124.6 million, less a valuation allowance of $24.6 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of December 31, 2012:

	Fair Value Measurements Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$85,645
Other repossessed assets	—	268	—

Other real estate owned measured at fair value as of December 31, 2012 had a carrying amount of $101.7 million, less a valuation allowance of $16.1 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2013	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$100,031	Fair value of property	Appraised value less costs to sell	7% - 10%

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$85,645	Fair value of property	Appraised value less costs to sell	7% - 10%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Carrying amount and estimated fair values of financial instruments were as follows:

	Fair Value Measurement
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Financial Assets
Cash and cash equivalents	$163,704	$163,704	$163,704	$—	$—
Trading securities	6,091	6,091	6,091	—	—
Investment securities available-for-sale	717,602	717,602	946	712,362	4,294
Investment securities held-to-maturity	482,986	483,413	—	483,413	—
Loans, net	4,420,887	4,619,163	—	8,918	4,610,245
Receivable from FDIC	8,439	8,439	—	8,439	—
Indemnification asset	36,837	36,837	—	—	36,837
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stock	40,195	40,195	—	—	40,195
Gross asset value of derivatives	—	—	—	—	—

Total financial assets	$5,876,741	$6,075,444	$170,741	$1,213,132	$4,691,571

Financial Liabilities
Noncontractual deposits	$3,688,697	$3,688,697	$—	$—	$3,688,697
Contractual deposits	1,579,772	1,572,723	—	—	1,572,723
Federal Home Loan Bank advances	1,324	1,246	—	1,246	—
Short-term borrowings	23,224	23,224	—	23,224	—
Long-term borrowings	53,679	56,387	—	—	56,387
Subordinated debentures	84,611	90,898	—	—	90,898
Gross liability value of derivatives	1,103	1,103	—	1,103	—

Total financial liabilities	$5,432,410	$5,434,278	$—	$25,573	$5,408,705

December 31, 2012
Financial Assets
Cash and cash equivalents	$734,874	$734,874	$734,874	$—	$—
Investment securities available-for-sale	1,006,744	1,006,744	2,965	999,656	4,123
Loans, net	4,678,228	4,962,495	—	11,276	4,951,219
Receivable from FDIC	8,486	8,486	—	8,486	—
Indemnification asset	49,417	49,417	—	—	49,417
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stock	39,217	39,217	—	—	39,217
Gross asset value of derivatives	880	880	—	880	—

Total financial assets	$6,517,846	$6,802,113	$737,839	$1,020,298	$5,043,976

Financial Liabilities
Noncontractual deposits	$3,802,170	$3,802,170	$—	$—	$3,802,170
Contractual deposits	2,070,698	2,075,342	—	—	2,075,954
Federal home loan bank advances	1,460	1,401	—	1,401	—
Short-term borrowings	41,508	41,507	—	41,507	—
Long-term borrowings	54,354	58,983	—	—	58,983
Subordinated debentures	126,076	124,798	—	—	124,798
Gross liability value of derivatives	412	412	—	412	—

Total financial liabilities	$6,096,678	$6,104,613	$—	$43,932	$6,061,905

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

15. Derivative Instruments

The Company has stand-alone derivative financial instruments which it acquired in its purchase of Southern Community, primarily in the form of interest rate swaps, foreign exchange contracts, option agreements, and interest rate caps. The forward loan sales contracts are derived from recourse loans. These transactions involve both credit and market risk.

The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three and nine months ended September 30, 2013, the company recorded $(0.3) million and $(0.7) million, respectively, in non-interest income and $0.2 million and $0.4 million, respectively, in non-interest expense as a result of changes in fair value.

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

The Company’s derivative instrument contracts which are recorded in other assets and other liabilities on the Company’s balance sheet consist of the following:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value		Notional Amount
Assets:
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$—	$—		$682	$25,000
Interest rate cap contracts (maturing in 2014)	—	12,500		—	12,500
Interest rate swaps associated with loan contracts (maturing in 2014)	—	—		132	2,366
Currency exchange contracts (maturing in 2013)	—	—		66	7,745
Forward loan sales contracts (maturing in 2013)	—	—		—	—

	$—	$12,500		$880	$47,611

Liabilities:
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$(845)	$25,000	$
Interest rate swaps associated with loan contracts (maturing in 2014)	—	—		(132)	2,366
Currency exchange contracts (maturing in 2013)	(116)	10,000		(280)	10,000

Forward loan sales contracts (maturing in 2013)	(142)	11,145		—	—

	$(1,103)	$46,145		$(412)	$12,366

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank, NA’s technology and information systems. Additional factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2012. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2013 and statements of income for the three and nine months ended September 30, 2013 and comparative periods when appropriate . Except as otherwise noted, dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

The following discussion pertains to our historical results, which includes the operations of First National Bank, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. Throughout this discussion we collectively refer to the above acquisitions as the “acquisitions”.

Overview

We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised approximately $1.0 billion to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits of the three Failed Banks from the FDIC. We operate 163 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

We were founded by a group of experienced bankers with a multi-decade record of leading, operating, acquiring and integrating financial institutions. Our executive management team is led by our Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America Corp., where his career spanned 38 years, including tenure as President of the Consumer and Commercial Bank. He also has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks, Inc. Our Chief Financial Officer, Christopher G. Marshall, has over 30 years of financial and managerial experience, including service as the Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Our Chief Risk Officer, R. Bruce Singletary, has over 32 years of experience, including 19 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region and as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank. Kenneth A. Posner serves as our Chief of Investment Analytics and Investor Relations Executive and spent 13 years as an equity research analyst at Morgan Stanley focusing on a wide range of financial services firms.

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

On October 1, 2012, we acquired all of the common equity interest in Southern Community Financial Corporation (“SCMF”), a publicly held bank holding company headquartered in Winston Salem, North Carolina. The merger consideration for all of the common equity interest consisted of approximately $52.4 million in cash paid to Southern Community’s shareholders and approximately $46.9 million in cash paid to the Treasury for preferred stock issued to the Treasury as part of TARP. This acquisition expanded our presence in the North Carolina markets.

The initial estimated fair values of assets acquired and liabilities assumed in the acquisition of SCMF were based on the information that was available at the time. During the third quarter of 2013, CBF concluded that certain measurement period adjustments were appropriate, particularly as the underlying asset quality in the SCMF loan portfolio is expected to produce better credit performance than originally anticipated based on facts and circumstances that existed at the acquisition date. As required by the acquisition method of accounting, the Company retrospectively adjusted the acquisition date balance sheet and the results of operations of the fourth quarter of 2012 and first two quarters of 2013 to reflect the impact of the measurement period adjustments. Further discussion and the impact on the financial statements is included in Note 3 Business Combinations and Acquisitions.

Comparability to Past Periods

The consolidated financial information presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the three and nine months ended September 30, 2013 includes our consolidated results, including SCMF. Accordingly, operating results for the three and nine months ended September 30, 2013 and 2012 are not generally comparable. Results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheet at estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed immediately prior to acquisition. Additionally, certain adjustments were made in the third quarter of 2013 in regard to the fair values assigned in the acquisition of SCMF as further described above.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. For a full description of income statement metrics and balance sheet drivers used to evaluate our business such as, Net Interest Income, Provision for Loan Losses, Non-Interest Income, Non-Interest Expense, Net Income, Loan Growth, Asset Quality, Deposit Growth, Liquidity and Capital , refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Quarterly Summary

For the third quarter of 2013, we had net income of $11.4 million, or $0.22 per basic and diluted share. Results for the quarter included $1.1 million of stock-based compensation associated with original founder awards, $0.8 million of income from the reduction of contingent value right (“CVR”) expected payouts, a $0.4 million gain on extinguishment of debt related to $8.0 million in prepayments of trust preferred securities, $0.1 million loss on investment securities, and a tax adjustment of $1.6 million associated with changes in certain statutory rates that were enacted into law during the quarter, which are effective in future years.

Operating and financial highlights include the following:

•	Loan originations of $291.3 million;

•	Total cost of deposits declined by five basis points to 0.38%;

•

Net interest margin increased by 13 basis points to 4.45% driven by additional accretion on purchased credit impaired loans, decline in average balances and rates in time deposits, and the reduction in high coupon trust preferred debt pre-paid in the third quarter;

•	Problem loan resolutions of $79.0 million;

•	Tier 1 leverage ratio of 14.5% as of September 30, 2013;

•	ROA and ROE increased to 0.69% and 4.12%, respectively.

•	Repurchased 600,000 shares of common stock at an average price of $21.50;

•

Recorded Southern Community Financial Corporation measurement period adjustments, which increased acquisition date estimated fair values of loans, CVR and other liabilities by $43.2 million and $11.7 million, respectively, and reduced deferred income tax assets, goodwill and OREO by $15.5 million, $15.9 million and $0.1 million, respectively.

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

	Three Months Ended September 30, 2013			Three Months Ended June 30, 2013
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)	$4,514,747	$67,524	5.93%	$4,604,224	$68,363	5.96%
Investment securities (1)	1,230,771	4,639	1.50%	1,292,249	4,525	1.40%
Interest-bearing deposits in other banks	61,995	37	0.24%	164,784	102	0.25%
FHLB and FRB stock	40,195	533	5.26%	36,278	462	5.11%

Total interest-earning assets	5,847,708	72,733	4.93%	6,097,535	73,452	4.83%
Non-interest-earning assets:
Cash and due from banks	105,360			105,347
Other assets	727,599			759,771

Total non-interest-earning assets	832,959			865,118

Total assets	$6,680,667			$6,962,653

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,660,373	$3,792	0.91%	$1,853,592	$4,598	0.99%
Money market	977,698	544	0.22%	1,055,635	575	0.22%
Negotiable order of withdrawal accounts	1,260,477	521	0.16%	1,263,133	499	0.16%
Savings deposits	524,728	276	0.21%	506,997	255	0.20%

Total interest-bearing deposits	4,423,276	5,133	0.46%	4,679,357	5,927	0.51%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	34,820	7	0.08%	38,794	15	0.16%
Long-term borrowings	140,938	1,953	5.50%	142,541	1,894	5.33%

Total interest-bearing liabilities	$4,599,034	$7,093	0.61%	$4,860,692	$7,837	0.65%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	914,260			903,637
Other liabilities	55,823			56,324
Shareholders’ equity	1,111,550			1,142,000

Total non-interest-bearing liabilities and shareholders’ equity	2,081,633			2,101,961

Total liabilities and shareholders’ equity	$6,680,667			$6,962,653

Interest rate spread (tax equivalent basis)			4.32%			4.19%

Net interest income (tax equivalent basis)		$65,640			$65,616

Net interest margin (tax equivalent basis)			4.45%			4.32%
Average interest-earning assets to average interest-bearing liabilities	127.15%			125.45%

(1)	Average loans and securities include non-performing assets. Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

	Three Months Ended September 30, 2013 Compared to the Three Months Ended June 30, 2013 Due to Changes(1) in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$(1,360)	$521	$(839)
Investment securities (2)	(222)	336	114
Interest-bearing deposits in other banks	(61)	(4)	(65)
FHLB and FRB stock	51	20	71

Total interest income	$(1,592)	$873	$(719)

Interest expense
Time deposits	$(458)	$(348)	$(806)
Money market	(43)	12	(31)
Negotiable order of withdrawal accounts	(1)	23	22
Savings deposits	9	12	21
Short-term borrowings and FHLB advances	(1)	(7)	(8)
Long-term borrowings	(21)	80	59

Total interest expense	$(515)	$(228)	$(743)

Change in net interest income	$(1,077)	$1,101	$24

(1)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
(2)	Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis. Average volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.

Three months ended September 30, 2013 compared to three months ended June 30, 2013

Our net interest income of $65.4 million for the three months ended September 30, 2013 remained flat compared to the three months ended June 30, 2013. The decrease in loan portfolio yields and average balances were partially offset by additional accretion from PCI loans, higher yields on investment securities, the third quarter prepayment of trust preferred securities and the decline in high cost time deposits. Accordingly, the net interest margin increased 13 basis points to 4.45% and our net interest income spread increased to 4.32% for the three months ended September 30, 2013 as compared to 4.19% for the three months ended June 30, 2013. Loan yields decreased to 5.93% for the three months ended September 30, 2013 from 5.96% for the three months ended June 30, 2013 largely driven by new loan originations, which were booked at an average yield of 3.98%, which was flat compared to the prior quarter. This lower yield on originated loans was partially offset by PCI portfolio yields which decreased to a weighted average of 7.22%. The average loan balance decreased due to the resolution of problem loans and principal repayments. Securities yields increased 10 basis points to 1.50% for the three months ended September 30, 2013 as compared to 1.40% for the three months ended June 30, 2013. Our cost of funds declined to 0.51% for the three months ended September 30, 2013 from 0.55% for the three months ended June 30, 2013, due to the decline in time deposits as a result of continued planned shrinkage in high-cost legacy time deposits and the $8.0 million third quarter prepayment of trust preferred securities, which reduced our long-term borrowings by approximately 6.0%. Core deposits represent 70.0% of total deposit funding as of September 30, 2013 and deposits represented 97.0% of total bank funding.

As of September 30, 2013, we held cash and securities equal to 20.8% of total assets. We intend to use our current excess liquidity and capital for general corporate purposes, including loan originations as well as the acquisition of depository institutions that meet our investment standards. Our loan originations for the three months ended September 30, 2013 totaled $291.3 million.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)	$4,514,747	$67,524	5.93%	$4,120,374	$65,031	6.28%
Investment securities (1)	1,230,771	4,639	1.50%	982,750	4,025	1.63%
Interest-bearing deposits in other banks	61,995	37	0.24%	280,164	181	0.26%
FHLB and FRB stock	40,195	533	5.26%	39,224	460	4.67%

Total interest-earning assets	5,847,708	72,733	4.93%	5,422,512	69,697	5.11%
Non-interest-earning assets:
Cash and due from banks	105,360			103,019
Other assets	727,599			673,321

Total non-interest-earning assets	832,959			776,340

Total assets	$6,680,667			$6,198,852

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,660,373	$3,792	0.91%	$1,857,122	$5,341	1.14%
Money market	977,698	544	0.22%	876,891	758	0.34%
Negotiable order of withdrawal accounts	1,260,477	521	0.16%	1,044,506	636	0.24%
Savings deposits	524,728	276	0.21%	399,300	288	0.29%

Total interest-bearing deposits	4,423,276	5,133	0.46%	4,177,819	7,023	0.67%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	34,820	7	0.08%	80,336	130	0.64%
Long-term borrowings	140,938	1,953	5.50%	135,893	1,951	5.71%

Total interest-bearing liabilities	$4,599,034	$7,093	0.61%	$4,394,048	$9,104	0.82%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	914,260			722,987
Other liabilities	55,823			50,587
Shareholders’ equity	1,111,550			1,031,230

Total non-interest-bearing liabilities and shareholders’ equity	2,081,633			1,804,804

Total liabilities and shareholders’ equity	$6,680,667			$6,198,852

Interest rate spread (tax equivalent basis)			4.32%			4.29%

Net interest income (tax equivalent basis)		$65,640			$60,593

Net interest margin (tax equivalent basis)			4.45%			4.45%
Average interest-earning assets to average interest-bearing liabilities	127.15%			123.41%

(1)	Average loans and securities include non-performing assets. Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 Due to Changes(1) in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$6,014	$(3,521)	$2,493
Investment securities (2)	954	(340)	614
Interest-bearing deposits in other banks	(131)	(13)	(144)
FHLB and FRB stock	12	61	73

Total interest income	$6,849	$(3,813)	$3,036

Interest expense
Time deposits	$(526)	$(1,023)	$(1,549)
Money market	80	(294)	(214)
Negotiable order of withdrawal accounts	115	(230)	(115)
Savings deposits	77	(89)	(12)
Short-term borrowings and FHLB advances	(48)	(75)	(123)
Long-term borrowings	71	(69)	2

Total interest expense	$(231)	$(1,780)	$(2,011)

Change in net interest income	$7,080	$(2,033)	$5,047

(1)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
(2)	Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis. Average asset volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our net interest income for the three months ended September 30, 2013 increased by $5.1 million or 8.4% to $65.4 million, from $60.3 million for the three months ended September 30, 2012. The increase reflects the inclusion of SCMF acquired on October 1, 2012, a decline in deposit rates across all deposit types, pay-off of FHLB advances during the third quarter of the prior year and pre-payment of high yield trust preferred securities in 2013. The net interest margin of 4.45% for the three months ended September 30, 2013 was flat compared to the net interest margin for the three months ended September 31, 2012. Loan yields decreased to 5.93% from 6.28% primarily due to $818.0 million in loans with a 5.35% weighted average yield acquired with SCMF and loan originations, which were booked at an average yield of 3.98% during the three months ended September 30, 2013 compared to an average yield of 4.52% during the three months ended September 30, 2012. Securities yields decreased to 1.50% from 1.63% due to market interest rates remaining at historic lows limiting the yield of reinvestment of cash flows of higher yield investments acquired with SCMF. Our cost of funds declined to 0.51% for the three months ended September 30, 2013 from 0.71% for the three months ended September 30, 2012, due to the decline in rates of 23 basis points on time deposits, 12 basis points on money market accounts and 8 basis points on negotiable order of withdrawal accounts and savings accounts. The decrease in short-term borrowings resulted from the repayment of $66.2 million in FHLB advances in continuation of a deleveraging strategy.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)	$4,597,730	$207,842	6.04%	$4,195,229	$199,990	6.37%
Investment securities (1)	1,177,377	12,714	1.44%	1,079,141	15,584	1.93%
Interest-bearing deposits in other banks	269,121	510	0.25%	266,805	476	0.24%
FHLB and FRB stock	38,451	1,485	5.16%	38,641	1,293	4.47%

Total interest-earning assets	6,082,679	222,551	4.89%	5,579,816	217,343	5.20%
Non-interest-earning assets:
Cash and due from banks	107,192			97,526
Other assets	751,833			692,104

Total non-interest-earning assets	859,025			789,630

Total assets	$6,941,704			$6,369,446

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,832,242	$13,429	0.98%	$1,985,543	$16,141	1.09%
Money market	1,048,559	1,748	0.22%	892,059	3,057	0.46%
Negotiable order of withdrawal accounts	1,266,451	1,575	0.17%	1,065,208	2,152	0.27%
Savings deposits	511,890	789	0.21%	356,267	831	0.31%

Total interest-bearing deposits	4,659,142	17,541	0.50%	4,299,077	22,181	0.69%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	38,924	36	0.12%	143,215	937	0.87%
Long-term borrowings	151,354	6,346	5.61%	135,464	5,823	5.74%

Total interest-bearing liabilities	$4,849,420	$23,923	0.66%	$4,577,756	$28,941	0.84%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	902,237			732,041
Other liabilities	50,639			46,194
Shareholders’ equity	1,139,308			1,013,455

Total non-interest-bearing liabilities and shareholders’ equity	2,092,284			1,791,690

Total liabilities and shareholders’ equity	$6,941,704			$6,369,446

Interest rate spread (tax equivalent basis)			4.21%			4.36%

Net interest income (tax equivalent basis)		$198,628			$188,402

Net interest margin (tax equivalent basis)			4.37%			4.51%
Average interest-earning assets to average interest-bearing liabilities	125.43%			121.89%

(1)	Average loans and securities include non-performing assets. Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

	Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 Due to Changes (1) in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$18,543	$(10,691)	$7,852
Investment securities (2)	1,324	(4,194)	(2,870)
Interest-bearing deposits in other banks	4	30	34
FHLB and FRB stock	(6)	198	192

Total interest income	$19,865	$(14,657)	$5,208

Interest expense
Time deposits	$(1,192)	$(1,520)	$(2,712)
Money market	466	(1,775)	(1,309)
Negotiable order of withdrawal accounts	355	(932)	(577)
Savings deposits	294	(336)	(42)
Short-term borrowings and FHLB advances	(413)	(488)	(901)
Long-term borrowings	669	(146)	523

Total interest expense	$179	$(5,197)	$(5,018)

Change in net interest income	$19,686	$(9,460)	$10,226

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

Nine months ended September 30, 2013 compared to Nine months ended September 30, 2012

Our net interest income for the nine months ended September 30, 2013 increased by $10.3 million or 5.5% to $197.9 million, from $187.5 million for the nine months ended September 30, 2012. The increase reflects the inclusion of SCMF partially offset by a decline in securities yields and rates across all deposit types and the pay-off of FHLB advances during the second half of the prior year. The net interest margin decreased 14 basis points to 4.37% for the nine months ended September 30, 2013 as compared to 4.51% for the nine months ended September 30, 2012 due to a decrease in our net interest income spread which was 4.23% for the nine months ended September 30, 2013 as compared to 4.36% for the nine months ended September 30, 2012. Loan yields decreased to 6.04% from 6.37% primarily due to $818.0 million in loans with a 5.35% weighted average yield acquired with SCMF and loan originations, which were booked at an average yield of 4.10% during the nine months ended September 30, 2013 compared to an average yield of 4.43% during the nine months ended September 30, 2012. Securities yields decreased to 1.44% from 1.93% due to market interest rates remaining at historic lows limiting the yield of reinvestment of cash flows of higher yield investments acquired with SCMF. Cost of funds declined to 0.56% for the nine months ended September 30, 2013 from 0.73% for the nine months ended September 30, 2012, due to decline in rates across all deposit types, led by a decline of 11 basis points in time deposits, 24 basis points in money market accounts and 10 basis points in negotiable order of withdrawal accounts and savings accounts. The decrease in short-term borrowings resulted from the repayment of $221.0 million in FHLB advances in continuation of a deleveraging strategy, partially offset by an increase in long-term borrowings due to the addition of the SCMF trust preferred securities.

Provision for Loan Losses

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The provision for loan losses for the three months ended September 30, 2013 was $1.0 million. The provision was comprised of $1.1 million related to the increase in the allowance for loan losses established for originated loans and approximately $0.1 million reversal due to improvements in cash flow expectations on certain acquired impaired loans. We originated $291.3 million in new loans during the three months ended September 30, 2013.

The provision for loan losses for the three months ended September 30, 2012 was $5.8 million. The provision was comprised of $4.7 million related to acquired impaired loans, $0.5 million related to acquired loans which were not considered impaired at the date of acquisition and $0.6 million related to the increase in the allowance for loan losses established for originated loans. We originated $172.5 million in new loans during the three months ended September 30, 2012. Of the $4.7 million impairment related to the acquired impaired loans, approximately $2.8 million and $1.9 million resulted from the covered portfolio and the non-covered portfolio, respectively. We are covered by indemnification agreements from the FDIC for the covered loan portfolio, and an increase in the value of the indemnification asset of approximately $0.8 million was associated with the provision for loan losses required for these loans during the third quarter of 2012

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The provision for loan losses for the nine months ended September 30, 2013 was $10.9 million. The provision was comprised of $12.2 million related to the increase in the allowance for loan losses established for originated loans, partially offset by reversal of approximately $0.6 million related to acquired loans which were not considered impaired at the date of acquisition and $0.7 million in net impairment reversals due to improvements in our expectations for future cash flows for acquired impaired loans. We originated $844.3 million in new loans during the nine months ended September 30, 2013. Of the $12.2 million related to the increase in the allowance for loan losses for originated loans, $7.8 million related to a single commercial credit relationship associated with suspected fraud. Of the $0.7 million in net impairment reversals related to the acquired impaired loans, approximately $3.4 million resulted from the covered portfolio partially offset by additional impairment of $2.7 million from the non-covered portfolio. We are covered by indemnification agreements with the FDIC for the covered loan portfolio, and a decrease in the value of the indemnification asset of approximately $2.4 million was associated with the provision for loan losses reversal for these loans during the nine months ended September 30, 2013.

The provision for loan losses for the nine months ended September 30, 2012 was $17.8 million. The provision was comprised of $12.1 million related to acquired impaired loans, $1.0 million related to acquired loans which were not considered impaired at the date of acquisition and $4.7 million related to the increase in the allowance for loan losses established for originated loans. We originated $618.8 million in new loans during the nine months ended September 30, 2012. Of the $12.1 million impairment related to the acquired impaired loans, $5.6 million resulted from the covered portfolio and $6.5 million resulted from the non-covered portfolio. We are covered by indemnification agreements with the FDIC for the covered loan portfolio, and an increase in the value of the indemnification asset of approximately $3.7 million was associated with the provision for loan losses for these loans during nine months ended September 30, 2012.

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

The table below illustrates the impact of our third quarter estimates of expected cash flows on PCI loans on impairment and prospective yield:

		Weighted Average Prospective Yields
(Dollars in thousands)	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows

Covered portfolio	$13,416	6.09%	7.64%

Non-covered portfolio	$25,701	5.56%	7.15%

Total	$39,117	5.64%	7.22%

Non-interest Income

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Service charges on deposit accounts	$6,034	$5,058	$18,711	$17,381
Debit card income	2,854	2,442	8,669	7,792
Fees on mortgage loans originated and sold	1,477	1,612	4,319	3,920
FDIC indemnification asset (amortization) accretion	(502)	850	(3,779)	1,008
Legal settlements and insurance recoveries	900	3,460	900	3,460
Gain on exchange of partnership interest	1,536	—	1,536	—
Investment advisory and trust fees	740	253	1,380	991
Gain on sale of facilities	—	—	594	—
OREO revenue	343	374	1,298	374
Derivative (expense) income	(73)	—	617	—
Investment securities (losses) gains, net	(301)	4,918	(96)	8,566
Other	2,272	1,301	5,546	3,778

Total non-interest income	$15,280	$20,268	$39,695	$47,270

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Non-interest income decreased to $15.3 million for the three months ended September 30, 2013 from $20.3 million for the three months ended September 30, 2012. The decrease was primarily due to a $5.2 million decrease in investment security gains as a result of company’s strategy to sell non-core assets to lower premium and prepayment risk in our investment portfolio in the prior year, a $2.6 million decrease in legal settlements and insurance recoveries and a $1.4 million increase in FDIC indemnification asset amortization resulting from improvements in our expectations of future cash flows for acquired loans. Partially offsetting the decrease was a $1.5 million gain on two small investment company partnership interests and increased service charge income on deposit accounts, debit card income, earnings on bank owned life insurance policies and investment and advisory income due to the inclusion of SCMF results which we acquired on October 1, 2012.

Nine months ended September 30, 2013 compared to Nine months ended September 30, 2012

Non-interest income decreased to $39.7 million for the nine months ended September 30, 2013 from $47.3 million for the nine months ended September 30, 2012. The decrease was primarily due to an $8.7 million decrease in investment security gains as a result of company’s strategy to sell non-core assets to lower premium and prepayment risk in our investment portfolio in the prior year, a $4.8 million increase in FDIC indemnification asset amortization resulting from improvements in our expectations of future cash flows for acquired loans and a $2.6 million decrease in legal settlements and insurance recoveries. Partially offsetting the decrease was a $1.5 million gain on two investment company partnership interests, $0.9 million in rents received on foreclosed properties, $0.6 million on gains from three facilities as a result of our initiatives to reduce redundant or excess facility and office space combined with increased service charge income on deposit accounts, debit card income, earnings on bank owned life insurance policies, derivative income and investment and advisory income due to the inclusion of SCMF results which we acquired on October 1, 2012.

Non-interest Expense

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Salary and employee benefits	$22,606	$21,295	$66,085	$66,951
Stock-based compensation	1,371	4,242	4,312	14,927
Net occupancy expense	10,740	9,355	31,973	28,229
OREO valuation expenses	6,045	8,633	18,844	15,529
Loss (gain) on sales of OREO	188	(1,514)	(3,204)	(3,937)
Foreclosed asset related expense	1,265	2,530	4,909	7,414
Loan workout expense	2,063	2,310	6,363	5,755
Professional fees	2,426	2,759	7,418	9,511
Computer services	3,231	2,368	9,872	6,913
CVR (income) expense	(776)	(179)	2,535	(179)
Conversion and merger related expenses	(19)	3,894	234	6,939
FDIC assessments	1,710	1,655	5,276	4,955
Telecommunication expense	1,534	1,630	4,919	4,208
Amortization of intangibles	1,270	1,132	3,812	3,406
(Gain) loss on extinguishment of debt	(430)	2,946	(122)	3,267
Legal settlement expense	535	1,755	535	2,752
Other operating expense	5,504	4,560	16,197	14,598

Total non-interest expense	$59,263	$69,371	$179,958	$191,238

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Non-interest expense decreased to $59.3 million for the three months ended September 30, 2013 from $69.4 million for the three months ended September 30, 2012. The decrease was primarily due to a reduction of $2.9 million in stock-based compensation associated with founders’ grants, gain on extinguishment of debt of $0.4 million on pre-paid trust preferred securities in the third quarter of 2013 compared to a $2.9 million loss on extinguishment of debt on the repayment of FHLB advances in the third quarter of 2012, a decrease of $1.2 million in legal settlement expenses and $1.3 million of foreclosed asset related expense primarily related to overall decline in carrying costs, such as maintenance and repairs.

To evaluate and control operating costs, we monitor certain performance metrics including our efficiency ratio, which equals total non-interest expense divided by net revenue (net interest income plus non-interest income). Our efficiency ratio has been and is expected to continue to be significantly impacted by certain costs that follow acquisitions of troubled financial institutions. Our efficiency ratio for the three months ended September 30, 2013 was 73.5%, which was impacted by $0.8 million of CVR income, $1.1 million of stock-based compensation associated with original founders’ awards, a $0.4 million gain on extinguishment of debt and $0.1 million of investment security losses. Excluding the impact of these items, our adjusted efficiency ratio for the three months ended September 30, 2013 was 73.5%.

Our efficiency ratio for the three months ended September 30, 2012 was 86.1%, which was impacted by $4.6 million of stock-based compensation and severance, $3.9 million of conversion and merger expenses due to integration of the acquired banks, $1.8 million of legal settlement expense, $2.9 million of loss on extinguishment of debt, $0.5 million of legal expense related to the acquisition of SCMF, $4.9 million of investment security gains and $1.8 million of insurance settlement recoveries. Excluding the impact of these items, our adjusted efficiency ratio for the three months ended September 30, 2012 was 75.6%.

Nine months ended September 30, 2013 compared to Nine months ended September 30, 2012

Non-interest expense decreased to $180.0 million for the nine months ended September 30, 2013 from $191.2 million for the nine months ended September 30, 2012. The decrease is primarily due to a $10.6 million decrease in stock-based compensation associated with founders’ grants, and a gain on extinguishment of debt of $0.1 million on pre-paid trust preferred securities for the nine months ended September 30, 2013. A $3.3 million loss on extinguishment of debt on the repayment of FHLB advances, a $6.7 million decrease in conversion and merger related expenses due to integration of the acquired banks and a $2.2 million decrease in legal settlement expenses impacted operating expenses for the nine months ended September 30, 2012. Offsetting this decrease was an increase of $3.3 million in valuation allowances on foreclosed properties primarily related to partially completed construction projects and land in North Carolina and Tennessee and an increase of $2.7 million in CVR expense as a result of improvements in our legacy Green Bankshares portfolio during the first quarter of 2013. The CVR liability is measured each quarter based upon our most recent estimates of expected credit losses from each acquired portfolio. Each CVR is payable after the fifth anniversary of the consummation of the respective acquisition and the current amount of the liability represents the expected payout discounted at an estimated market discount rate from the payout date to the reporting date.

Occupancy expense increased by $3.7 million related to the operations of the SCMF network and facilities which we acquired in the fourth quarter of 2012.

Our efficiency ratio for the nine months ended September 30, 2013 was 75.8%, which was impacted by $2.5 million of CVR expense, $4.0 million of stock-based compensation associated with original founder awards, a $0.1 million gain on extinguishment of debt, $0.1 million of merger related costs and $0.2 million of investment security gains. Excluding the impact of these items, our adjusted efficiency ratio for the nine months ended September 30, 2013 was 73.1%.

Our efficiency ratio for the nine months ended September 30, 2012 was 81.4%, which was impacted by $15.6 million of stock-based compensation and severance expense, $6.9 million of conversion and merger expenses due to integration of the acquired banks, $2.8 million of legal settlement expense, a $3.3 million of loss on extinguishment of debt, $0.5 million of legal expense related to the acquisition of SCMF, $0.2 million of CVR income, $8.6 million of investment security gains and $1.8 million of insurance settlement recoveries. Excluding the impact of these items, our adjusted efficiency ratio for the nine months ended September 30, 2012 was 72.3%.

The adjusted efficiency ratios, which equal adjusted non-interest expense divided by adjusted net revenues (net interest income plus non-interest income), for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
(Dollars in thousands)
Non-interest expense	$59,263	$69,371	$179,958	$191,238
Less: Stock-based compensation and severance (severance in salaries and employee benefits)	1,147	4,563	3,991	15,610
Less: CVR (income) expense	(776)	(179)	2,535	(179)
Less: Conversion and merger related expense (conversion and merger expense and salaries and employee benefits	—	3,894	133	6,939
Less: Legal settlement expenses	—	1,755	—	2,752
Less: Legal fees (professional fees)	—	500	—	500
Less: (Gain) loss on extinguishment of debt	(430)	2,946	(122)	3,267

Non-interest expense, adjusted	$59,322	$55,892	$173,421	$162,349

Net interest income	$65,386	$60,334	$197,852	$187,531
Non-interest income	15,280	20,268	39,695	47,270
Less: Investment security gains (losses)	(54)	4,918	151	8,566
Less: Legal settlements and insurance recoveries	—	1,755	—	1,755

Net revenue, adjusted	$80,720	$73,929	$237,396	$224,480

Adjusted Efficiency Ratio	73.5%	75.6%	73.1%	72.3%

The adjusted efficiency ratio is a non-GAAP measure which we believe provides analysts and investors with information useful in understanding our business and evaluating our operating efficiency. We monitor the adjusted efficiency ratio to evaluate and control operating costs. The adjusted efficiency ratio is also a measure utilized by our Board of Directors in measuring management’s performance in controlling operating costs in comparison to peers. This non-GAAP measure has inherent limitations, is not required to be uniformly applied and is not audited. It should not be considered in isolation or as a substitute for analyses of results reported under GAAP. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for non-interest expense.

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

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. At September 30, 2013, we had a deferred tax asset of $177.9 million, which principally reflects the tax effect of the acquisition accounting adjustments made in connection with each of the acquisitions, subject to the limits of Section 382 of the Internal Revenue Code of 1986, as amended (which we refer to as the “Internal Revenue Code”), which determines our ability to preserve the tax benefits of existing net operating losses and built-in losses in a change of control. The majority of our deferred tax assets arose from discounts we recognized against loans to initially record them at estimated fair value for each of our seven acquisitions. These discounts represent both expected credit losses and amounts of accretable yield or accretable discount which will be recognized as loan interest income. As of each acquisition date, we analyzed the amounts of these discounts which related to expected credit losses to determine which would be considered “built-in” losses, generally, those recognizable as deductions for income tax purposes during the first twelve months subsequent to the acquisition date. These analyses were used to determine the deferred tax assets to initially recognize in acquisition accounting and appropriately considered the annual limitations on the use of built-in losses and net operating losses of our acquired entities.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including, those deemed to be unusual, infrequent or which cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three and nine months ended September 30, 2013, the change in value of the CVR and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy GreenBankshares and Southern Community portfolios. This expense is not deductible for income tax purposes and was treated discretely as described above. For the three and nine months ended September 30, 2013, the tax-effected impact of the CVR was $(0.3) million and $1.2 million, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South Carolina, North Carolina, Tennessee, and Virginia. During the three months ended September 30, 2013, a new North Carolina law was enacted which reduces the North Carolina income tax rate to 6% in 2014 and 5% in 2015. Under GAAP rules, the effects of a change in tax law or rates must be recognized in the period that includes the enactment date. As such, during the three months ended September 30, 2013, the Company recorded a $1.6 million charge to income tax expense as a result of the reduction in blended tax rate that caused the Company to revalue its deferred tax assets.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make and our overall level of taxable income. See the notes to our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof. Additionally, there were no unrecognized tax benefits at September 30, 2013 and December 31, 2012, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The provision for income taxes was $9.0 million for the three months ended September 30, 2013. The effective income tax rate was approximately 44% for the three months ended September 30, 2013. The higher tax rate in the current period is due to the effects of a new North Carolina law that was enacted during the third quarter of 2013, reducing the income tax rate to 6% in 2014 and 5% in 2015 as indicated above.

Excluding the CVR and the income tax expense related to the North Carolina rate change, the effective income tax rate was approximately 37.9% for the three months ended September 30, 2013.

The income tax benefit was $32.4 million for the three months ended September 30, 2012. The effective income tax rate was approximately (593.1) % for the three months ended September 30, 2012. At September 30, 2012, we recorded $34.0 million in income tax benefit as a result of an increase in our deferred tax asset due to an improvement in forecasted tax deductible losses from acquired loans. Under Section 382 of the Internal Revenue Code, a calculation is required to limit the NOLs and other built-in losses from the acquired companies. As we completed certain tax analyses and filed our 2011 tax return during the third quarter of 2012, we concluded that our deferred tax asset estimates were too conservative with regard to loan losses that would be limited. As a result, we recognized the increased value of our deferred tax asset associated with our increased deductibility expectations. In addition, a tax benefit of $0.4 million was recorded due to a favorable return to provision adjustment during the quarter.

Excluding the income tax benefits related to the deductibility of loan losses of $34.0 million, and return to provision adjustment of $0.4 million, the effective income tax rate was approximately 35.8 % for the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The provision for income taxes was $20.1 million for the nine months ended September 30, 2013 and the effective income tax rate was approximately 43%. The higher tax rate in the current period is due to the effects of a new North Carolina law that was enacted during the third quarter of 2013, reducing the state income tax rate to 6% in 2014 and 5% in 2015 as indicated above.

Excluding the CVR and the income tax expense related to the North Carolina rate change, the effective income tax rate was approximately 37.22% for the nine months ended September 30, 2013.

The income tax benefit was $24.6 million for the nine months ended September 30, 2012. The effective income tax rate was approximately (95.2) % for the nine months ended September 30, 2012. At September 30, 2012, we recorded $34.0 million in income tax benefit as a result of an increase in our deferred tax asset due to an improvement in forecasted tax deductible losses from acquired loans. Under Section 382 of the Internal Revenue Code, a calculation is required to limit the NOLs and other built-in losses from the acquired companies. As we completed certain tax analyses and filed our 2011 tax return during the third quarter of 2012, we concluded that our deferred tax asset estimates were too conservative with regard to loan losses that would be limited. As a result, we recognized the increased value of our deferred tax asset associated with our increased deductibility expectations. In addition, a tax benefit of $0.4 million was recorded due to a favorable return to provision adjustment during the period.

Excluding the income tax benefits related to the deductibility of loan losses of $34.0 million, and return to provision adjustment of $0.4 million, the effective income tax rate was approximately 37.9% for the nine months ended September 30, 2012.

Financial Condition

Our assets totaled $6.6 billion and $7.3 billion at September 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents decreased to $163.7 million at September 30, 2013 from $734.9 million at December 31, 2012 primarily due to a $604.4 million reduction in deposits and $62.9 million in stock repurchase programs authorized in the first and third quarters of 2013. Total loans at September 30, 2013 and December 31, 2012 were $4.5 billion and $4.7 billion, respectively. The decrease in total loans was due to resolutions of problem loans plus principal repayments, partially offset by new originations. Total deposits were $5.3 billion and $5.9 billion at September 30, 2013 and December 31, 2012, respectively. The decrease in total deposits was primarily a result of continued planned shrinkage in high-cost legacy time deposits. Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $162.8 million and $223.4 million at September 30, 2013 and December 31, 2012, respectively. The decrease in borrowed funds was primarily due to the first quarter pre-payment of $34.5 million and third quarter pre-payment of $8.0 million of trust preferred securities.

Shareholders’ equity was $1.1 billion and $1.2 billion at September 30, 2013 and December 31, 2012, respectively. Rising interest rates during 2013 resulted in market value declines of our securities portfolio resulting in a $15.6 million net unrealized loss in accumulated other comprehensive income. During the third quarter of 2013, the Company transferred $511.0 million of available-for-sale securities to held-to maturity securities, at fair value, reflecting the Company’s intent and ability to hold those securities to maturity. The related $9.7 million of unrealized holding loss, net of tax, related to the assets transferred is retained in accumulated other comprehensive (loss) income, and is being amortized as an adjustment to interest income over the remaining life of the securities. On February 5, 2013, the Company’s Board of Directors authorized a $50.0 million stock repurchase plan. For the six months ended June 30, 2013, the Company repurchased $50.0 million, or 2,839 common shares at an average price of $17.60 per share, respectively, completing this authorized stock repurchase. On September 16, 2013, the Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the three months ended September 30, 2013, the Company repurchased $12.9 million, or 600,000 common shares at a price of $21.50 per share.

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

The following table sets forth the carrying amounts of our loan portfolio.

(Dollars in thousands)	As of September 30, 2013		As of December 31, 2012		Sequential Change
Loan Type	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$803,954	18.0%	$904,215	19.1%	$(100,261)	(11.1)%
Other commercial C&D	326,040	7.6%	415,969	8.8%	(89,929)	(21.6)%
Multifamily commercial real estate	72,627	1.6%	84,838	1.8%	(12,211)	(14.4)%
1-4 family residential C&D	76,013	1.7%	91,680	1.9%	(15,667)	(17.1)%

Total commercial real estate	$1,278,634	28.6%	$1,496,702	31.6%	$(218,068)	(14.6)%
Owner occupied commercial real estate	1,052,994	23.5%	1,065,900	22.5%	(12,906)	(1.2)%
Commercial and industrial	681,882	15.2%	665,507	14.1%	16,375	2.5%
Lease financing	2,554	0.1%	—		2,554	100.0%

Total commercial	$1,737,430	38.8%	$1,731,407	36.6%	$6,023	0.3%
1-4 family residential	816,915	18.3%	838,557	17.7%	(21,642)	(2.6)%
Home equity	386,071	8.6%	430,887	9.1%	(44,816)	(10.4)%
Consumer	158,452	3.5%	136,806	2.9%	21,646	15.8%

Total consumer	$1,361,438	30.4%	$1,406,250	29.7%	$(44,812)	(3.2)%
Other	99,778	2.2%	101,131	2.1%	(1,353)	(1.3)%

Total	$4,477,280	100.0%	$4,735,490	100.0%	$(258,210)	(5.5)%

        During the nine months ended September 30, 2013, our loan portfolio decreased by $258.2 million due to $260.5 million in resolutions of problem loans and $841.9 million in net principal repayments during the period, partially offset by $844.3 million of new loan originations. The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans and reducing our overall concentration of commercial real estate loans. As illustrated in greater detail in the table below, total commercial loans and total consumer and other loans represented approximately 52.2% and 31.9%, respectively, of new loan production for the nine months ended September 30, 2013 and 62.0% and 27.1% for the nine months ended September 30, 2012. This production emphasis, which resulted in nearly 84.1% of our new loan production for the nine months ended September 30, 2013 in categories other than commercial real estate, along with normal runoff of the legacy portfolios has led to the continued reduction in commercial real estate loans which represented approximately 28.6% of the outstanding balance of the loan portfolio at September 30, 2013.

Commercial loan production for the nine months ended September 30, 2013 was $441.1 million. As a result of stronger volumes, commercial loans made up over one-half of our new loan originations during the nine months ended September 30, 2013, while commercial real estate loans were 15.8% of new loan originations, consistent with our plans to reduce concentrations in this category.

The following table sets forth our new loan originations (excluding renewals of existing loans) segmented by loan type.

(Dollars in millions)	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
Loan Type	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$54.9	6.5%	$24.4	5.5%
Other commercial C&D	32.4	3.8%	7.6	1.7%
Multifamily commercial real estate	2.3	0.3%	1.0	0.2%
1-4 family residential C&D	44.0	5.2%	15.7	3.5%

Total commercial real estate	133.6	15.8%	48.7	10.9%
Owner occupied commercial real estate	161.5	19.1%	110.4	24.7%
Commercial and industrial	277.0	32.8%	166.7	37.3%
Lease financing	2.6	0.3%

Total commercial	441.1	52.2%	277.1	62.0%
1-4 family residential	153.1	18.1%	59.6	13.3%
Home equity	19.3	2.3%	11.8	2.6%
Consumer	81.2	9.6%	46.1	10.3%

Total consumer	253.6	30.0%	117.5	26.2%
Other	16.0	2.0%	4.0	0.9%

Total	$844.3	100.0%	$447.3	100.0%

We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively, with the goal of reducing the concentration in our portfolio over time.

Florida, South Carolina, North Carolina and Tennessee accounted for 22.6%, 16.7%, 45.1% and 15.6% of our new loan originations, respectively, for the nine months ended September 30, 2013. Florida, South Carolina, North Carolina, Tennessee and Virginia accounted for 33.7%, 13.9%, 23.5%, 28.7% and 0.2% of our new loan originations, respectively, for the nine months ended September 30, 2012.

The contractual maturity distributions of our loan portfolio as of September 30, 2013 and December 31, 2012 are indicated in the tables below. The majority of these are amortizing loans.

	Loans Maturing (As of September 30, 2013)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$198,119	$460,812	$145,023	$803,954
Other commercial C&D	179,124	118,013	28,903	326,040
Multifamily commercial real estate	20,704	36,245	15,678	72,627
1-4 family residential C&D	53,237	6,659	16,117	76,013

Total commercial real estate	451,184	621,729	205,721	$1,278,634
Owner occupied commercial real estate	130,250	654,831	267,913	1,052,994
Commercial and industrial	196,131	418,314	67,437	681,882
Lease financing	—	2,554	—	2,554

Total commercial	326,381	1,075,699	335,350	$1,737,430
1-4 family residential	95,777	156,323	564,815	816,915
Home equity	24,121	121,264	240,686	386,071
Consumer	10,420	88,367	59,665	158,452

Total consumer	130,318	365,954	865,166	$1,361,438
Other	15,919	54,024	29,835	99,778

Total	$923,802	$2,117,406	$1,436,072	$4,477,280

	Loans Maturing (As of September 30, 2013)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$423,023	$1,227,495	$532,013	$2,182,531
Floating or adjustable interest rates	500,779	889,911	904,059	2,294,749

Total loans	$923,802	$2,117,406	$1,436,072	$4,477,280

	Loans Maturing (As of December 31, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$279,378	$446,200	$178,637	$904,215
Other commercial C&D	237,384	150,869	27,716	415,969
Multifamily commercial real estate	24,441	38,262	22,135	84,838
1-4 family residential C&D	73,580	7,432	10,668	91,680

Total commercial real estate	614,783	642,763	239,156	1,496,702
Owner occupied commercial real estate	152,102	668,511	245,287	1,065,900
Commercial and industrial	234,863	368,519	62,125	665,507
Leasing	—	—	—	—

Total commercial	386,965	1,037,030	307,412	1,731,407
1-4 family residential	135,515	182,635	520,407	838,557
Home equity	26,192	102,638	302,057	430,887
Consumer	13,967	83,322	39,517	136,806

Total consumer	175,674	368,595	861,981	1,406,250
Other	22,040	46,246	32,845	101,131

Total	$1,199,462	$2,094,634	$1,441,394	$4,735,490

	Loans Maturing (As of December 31, 2012)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$472,698	$1,234,802	$493,009	$2,200,509
Floating or adjustable interest rates	726,764	859,832	948,385	2,534,981

Total loans	$1,199,462	$2,094,634	$1,441,394	$4,735,490

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

Covered Loans

As of September 30, 2013, covered loans were $314.7 million, representing 7.0% of our loan portfolio. Also as of September 30, 2013, the covered loans were 0.4% past due 30-89 days, 13.0% greater than 90 days past due and still accruing/accreting and 0.4% nonaccrual, reflecting the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date. Projected reimbursements from the FDIC relating to projected future losses on covered loans are recorded as the FDIC indemnification asset, which was $36.8 million as of September 30, 2013. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $8.4 million at September 30, 2013.

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

Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental monthly and quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through September 30, 2013, totaling $116.6 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including independent reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans

As of September 30, 2013, non-covered loans were $4.2 billion, representing 93.0% of our loan portfolio. Also as of September 30, 2013, our non-covered loans were 0.7% past due 30-89 days, 5.8% greater than 90 days past due and still accruing/accreting and 0.3% nonaccrual.

As of December 31, 2012, non-covered loans were $4.3 billion, representing 91.5% of our loan portfolio. Also as of December 31, 2012, our non-covered loans were 1.3% past due 30-89 days, 7.4% greater than 90 days past due and still accruing/accreting and 0.3% nonaccrual.

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

Covered and Non-Covered Loan Credit Quality Summary

The table below summarizes key loan credit quality indicators for our covered and non-covered loan portfolios as of the dates indicated:

	As of September 30, 2013				As of December 31, 2012
(Dollars in millions)	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans
Covered Portfolio
Non-owner occupied commercial real estate	$66.9	0.3%	18.2%	0.0%	$95.0	2.9%	18.2%	0.0%
Other commercial C&D	20.6	0.0%	50.0%	0.0%	31.7	0.3%	68.5%	0.0%
Multifamily	10.5	0.0%	9.5%	0.0%	11.6	0.0%	31.0%	0.0%
1-4 family residential C&D	—	0.0%	0.0%	0.0%	4.2	0.0%	83.3%	0.0%

Total commercial real estate	98.0	0.2%	24.0%	0.0%	142.5	2.0%	32.4%	0.0%

Owner occupied commercial real estate	73.6	0.3%	6.7%	0.0%	84.0	1.1%	9.0%	0.0%
Commercial & Industrial	11.0	0.0%	1.8%	0.9%	17.1	0.6%	11.7%	1.8%

Total commercial	84.6	0.2%	6.0%	0.1%	101.1	1.0%	9.5%	0.3%

1-4 family residential	77.8	0.5%	13.6%	0.0%	91.8	1.3%	14.9%	0.0%
Home equity	53.2	0.9%	3.4%	2.3%	60.1	3.3%	5.0%	4.2%
Consumer	0.1	0.0%	0.0%	0.0%	0.2	0.0%	0.0%	0.0%

Total consumer	131.1	0.7%	9.5%	0.9%	152.1	2.1%	11.0%	1.6%

Other	1.0	0.0%	0.0%	0.0%	4.3	0.0%	23.3%	0.0%

Total covered	$314.7	0.4%	13.0%	0.4%	$400.0	1.8%	18.4%	0.7%

Non-covered Portfolio
Non-owner occupied commercial real estate	$737.0	0.7%	5.7%	0.0%	$809.2	0.6%	5.5%	0.0%
Other commercial C&D	305.4	1.9%	19.9%	0.1%	384.2	1.9%	21.9%	0.0%
Multifamily	62.2	0.2%	5.5%	0.0%	73.2	0.3%	3.8%	0.0%
1-4 family residential C&D	76.0	0.0%	3.9%	3.4%	87.5	3.3%	5.8%	0.5%

Total commercial real estate	1,180.6	0.9%	9.3%	0.3%	1,354.1	1.1%	10.1%	0.0%

Owner occupied commercial real estate	979.3	0.4%	3.8%	0.2%	981.9	0.5%	5.6%	0.2%
Commercial and industrial	670.9	0.6%	3.4%	0.4%	648.5	0.7%	4.9%	0.3%
Lease financing	2.6	0.0%	0.0%	0.0%	0.0	0.0%	0.0%	0.0%

Total commercial	1,652.8	0.5%	3.6%	0.3%	1,630.4	0.6%	5.3%	0.3%

1-4 family residential	739.1	1.2%	5.6%	0.1%	746.7	2.3%	5.6%	0.5%
Home equity	332.9	0.7%	2.0%	0.9%	370.8	1.5%	2.8%	0.7%
Consumer	158.4	1.3%	0.3%	0.5%	136.6	2.3%	0.4%	0.3%

Total consumer	1,230.4	1.1%	3.9%	0.4%	1,254.1	2.1%	4.2%	0.5%
Other	98.8	0.4%	3.1%	0.0%	96.8	3.0%	2.1%	0.0%

Total non-covered	$4,162.6	0.8%	5.3%	0.3%	$4,335.4	1.2%	6.4%	0.3%

Total	$4,477.3	0.7%	5.8%	0.3%	$4,735.4	1.3%	7.4%	0.3%

Of the loans past due greater than 90 days and still in accruing/accreting status as of September 30, 2013, $41.0 million (or approximately 15.7%) were loans covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2012, $73.4 million (or approximately 20.8%) were loans covered by loss sharing agreements with the FDIC. All of these loans were acquired loans and such loans were either PCI loans or, based upon their recorded investment, were considered well secured and in the process of collection and met the criteria for reporting as 90 days past due and still accruing.

Total non-performing loans as of September 30, 2013, declined by $90.8 million to $275.3 million as compared to $366.1 million at December 31, 2012. The change in non-performing loans during the nine months ended September 30, 2013 was attributable to $53.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures and $138.1 million in resolutions. Partially offsetting these decreases were $100.7 million of loans that became non-performing.

During the nine months ended September 30, 2013 of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 52% consisted of commercial real estate loans and approximately 12% and 15% were associated with the covered loans in Florida and South Carolina, respectively. Additionally, of the loans transferred to other real estate owned during the period, 27% were covered by loss sharing agreements.

Sales of other real estate owned were $59.0 million during the nine months ended September 30, 2013. Approximately 66% of the sales were commercial real estate, and approximately 6% and 25% were associated with the covered loans in Florida and South Carolina, respectively.

The customer-owed balances and carrying amounts as of September 30, 2013 and December 31, 2012 (which includes all amounts contractually owed by borrowers) are set forth in the table below:

(Dollars in millions)
Loan Type	Gross Customer Balance Owed September 30, 2013	Carrying Amount (1) September 30, 2013		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$113.4	$66.9		59.0%	$12.2	18.2%
Other commercial C&D	87.5	20.6		23.5%	10.3	50.0%
Multifamily	17.3	10.5		60.7%	1.0	9.5%
1-4 family residential C&D	4.3	0.0		0.0%	—	0.0%

Total commercial real estate	222.5	98.0		44.0%	23.5	24.0%

Owner occupied commercial real estate	87.7	73.6		83.9%	4.9	6.7%
Commercial and industrial	21.3	11.0		51.6%	0.3	2.7%

Total commercial	109.0	84.6		77.6%	5.2	6.1%

1-4 family residential	110.0	77.8		70.7%	10.6	13.6%
Home equity	72.2	53.2		73.7%	3.0	5.6%
Consumer	0.1	0.1		—	—	0.0%

Total consumer	182.3	131.1		71.9%	13.6	10.4%

Other	18.7	1.0		5.3%	—	0.0%

Total covered	$532.5	$314.7	(1)	59.1%	$42.3	13.4%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$825.0	$737.0		89.3%	$42.1	5.7%
Other commercial C&D	584.7	305.4		52.2%	61.3	20.1%
Multifamily	73.1	62.2		85.1%	3.4	5.5%
1-4 family residential C&D	110.1	76.0		69.0%	5.7	7.5%

Total commercial real estate	1,592.9	1,180.6		74.1%	112.5	9.5%

Owner occupied commercial real estate	1,059.8	979.3		92.4%	39.3	4.0%
Commercial and industrial	781.9	670.9		85.8%	25.3	3.8%
Lease financing	2.6	2.6		100.0%	0.0	0.0%

Total commercial	1,844.3	1,652.8		89.6%	64.6	3.9%

1-4 family residential	820.6	739.1		90.1%	42.0	5.7%
Home equity	394.0	332.9		84.5%	9.6	2.9%
Consumer	172.0	158.4		92.1%	1.2	0.8%

Total consumer	1,386.6	1,230.4		88.7%	52.8	4.3%

Other	109.2	98.8		90.5%	3.1	3.1%

Total non-covered	$4,933.0	$4,162.6	(1)	84.4%	$233.0	5.6%

Total	$5,465.5	$4,477.3		81.9%	$275.3	6.1%

(1)	The carrying amount for total covered loans represents a discount from the total gross customer balance of $217.8 million or 40.9%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $770.4 million or 15.6%.
(2)	Includes loans greater than 90 days past due.

(Dollars in millions)
Loan Type	Gross Customer Balance Owed December 31, 2012	Carrying Amount December 31, 2012 (1)		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$148.9	$95.0		63.8%	$17.3	18.2%
Other commercial C&D	98.2	31.7		32.3%	21.7	68.5%
Multifamily	22.4	11.6		51.8%	3.6	31.0%
1-4 family residential C&D	6.3	4.2		66.7%	3.5	83.3%

Total commercial real estate	275.8	142.5		51.7%	46.1	32.4%

Owner occupied commercial real estate	100.8	84.0		83.3%	7.6	9.0%
Commercial and industrial	26.8	17.1		63.8%	2.3	13.5%
Leasing	—	—		—	—	—

Total commercial	127.6	101.1		79.2%	9.9	9.8%

1-4 family residential	124.3	91.8		73.9%	13.7	14.9%
Home equity	81.9	60.1		73.4%	5.5	9.2%
Consumer	0.2	0.2		100.0%	0.0	0.0%

Total consumer	206.4	152.1		73.7%	19.2	12.6%

Other	19.1	4.3		22.5%	1.0	23.3%

Total covered	$628.9	$400.0	(1)	63.6%	$76.2	19.1%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$908.7	$809.2		89.1%	$44.9	5.5%
Other commercial C&D	668.1	384.2		57.5%	84.3	21.9%
Multifamily	84.1	73.2		87.0%	3.4	3.8%
1-4 family residential C&D	124.7	87.5		70.2%	5.7	6.3%

Total commercial real estate	1,785.6	1,354.1		75.8%	138.3	10.2%

Owner occupied commercial real estate	1,045.2	981.9		93.9%	57.0	5.8%
Commercial and industrial	756.7	648.5		85.7%	34.1	5.3%
Leasing	—	—		—	—	—

Total commercial	1,801.9	1,630.4		90.5%	91.1	5.6%

1-4 family residential	831.3	746.7		89.8%	45.6	6.1%
Home equity	434.7	370.8		85.3%	12.8	3.5%
Consumer	150.3	136.6		90.9%	0.9	0.7%

Total consumer	1,416.3	1,254.1		88.5%	59.3	4.7%

Other	107.9	96.8		89.7%	2.0	2.1%

Total non-covered	$5,111.7	$4,335.4	(1)	84.8%	$289.9	6.7%

Total	$5,740.6	$4,735.4		82.5%	$366.1	7.7%

(1)	The carrying amount for total covered loans represents a discount from the total gross customer balance of $228.9 million or 36.4%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $776.3 million or 15.2%.
(2)	Includes loans greater than 90 days past due.

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

Allowance for Loan Losses

For loans, we have recorded a provision to establish an allowance against loan losses. At September 30, 2013, the allowance for loan losses was $56.4 million of which $17.3 million related to loans we originated or acquired non-PCI loans, and $39.1 million was associated with PCI loans. At December 31, 2012, the allowance for loan losses was $57.3 million of which $17.4 million related to loans we originated or acquired non-PCI loans, and $39.8 million was associated with PCI loans.

Allowance and Provision for Loan Losses

For non PCI loans, the allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired. Otherwise, we estimate an allowance for each risk category.

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

For PCI loans, the allowance for loan losses is a measure of impairment based upon our most recent estimates of expected cash flows. It totaled approximately $39.1 million as of September 30, 2013. Our estimation of expected cash flows, which is used to determine the need for provisions to or reversals of the allowance every reporting period, is determined by assigning loan probability of default (“PD’s”) and loss given default (“LGD’s”) assumptions, amongst other assumptions such as prepayment speeds and recovery or liquidation timing. For commercial real estate and other commercial loans, we generally assign PD assumptions through the mapping of the following loan level risk ratings: Pass, Watch, Sub-Performing and Non-Performing. For home equity loans, residential loans, and consumer loans, PD is determined by mapping payment performance and delinquency status to market based default assumptions. Estimated loan to value ratios, determined using current appraisals and/or real estate indices, are used to derive LGD assumptions for real estate collateralized loans.

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

The provision for loan losses is a charge to income in the current period to establish or replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio for originated loans. A provision for loan losses is also required for any unfavorable changes in expected cash flows related to pools of purchased impaired loans. The provision for loan losses and expectations of cash flows may be impacted by many factors, including changes in the value of real estate collateralizing loans, net charge-offs and credit losses incurred, changes in loans outstanding, changes in impaired loans, historical loss rates and the mix of loan types. The provision for loan losses was $1.0 million and $5.8 million for the three months ended September 30, 2013 and 2012, respectively and $10.9 million and $17.8 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, $11.6 million of the provision for loan losses reflects the allowance for loan losses established for loans originated by us and non-PCI acquired loans, of which $7.8 million related to a single commercial credit relationship associated with suspected fraud. This provision was partially offset by $0.7 million of net impairment reversals related to favorable changes in estimates of expected cash flows in certain pools of purchased impaired loans.

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

Changes affecting the allowance for loan losses are summarized below:

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Allowance for loan losses at beginning of period	$56,832	$45,472	$57,262	$34,749
Charge-offs:
Non-owner occupied commercial real estate	—	220	92	220
Other commercial C&D	50	—	152	83
Multifamily commercial real estate	—	—	—	—
1-4 family residential C&D	—	—	—	—

Total commercial real estate	50	220	244	303
Owner occupied commercial real estate	—
Commercial and industrial	544	49	9,555	—
Lease financing	—	—	—	52

Total commercial	544	49	9,555	52
1-4 family residential	9	—	37	—
Home Equity	3	515	1,370	1,267
Consumer	685	444	2,066	896

Total consumer	697	959	3,473	2,163
Other	654	(404)	2,063	1,172

Total charge-offs	$1,945	$824	$15,335	$3,690

Recoveries:
Non-owner occupied commercial real estate	11	224	76	986
Other commercial C&D	135	278	755	328
Multifamily commercial real estate	—	—	41	—
1-4 family residential C&D	2	1	25	1

Total commercial real estate	148	503	897	1,315
Owner occupied commercial real estate	17	237	283	251
Commercial and industrial	78	35	738	184
Lease financing	—	—	—	—

Total commercial	95	272	1,021	435
1-4 family residential	60	35	108	83
Home Equity	(117)	46	338	65
Consumer	120	38	417	142

Total consumer	63	119	863	290
Other	216	274	832	733

Total recoveries	$522	$1,168	$3,613	$2,773

Net charge-offs (recoveries)	1,423	(344)	11,722	917
Provision for loan losses	984	5,771	10,853	17,755

Allowance for loan losses at end of period	$56,393	$51,587	$56,393	$51,587

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of originated or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate the allocation of the allowance for loan losses for non-PCI loans to the various segments of the loan portfolio based on information available as of September 30, 2013 and December 31, 2012. The following table allocates the allowance for loan losses for non-PCI loans by loan category as of the dates indicated:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans
Non-owner occupied commercial real estate	$260,773	$1,399	0.5%	$181,065	$1,461	0.8%
Other commercial C&D	64,490	1,644	2.5%	55,967	1,810	3.2%
Multifamily commercial real estate	26,150	109	0.4%	27,078	129	0.5%
1-4 family residential C&D	57,934	1,115	1.9%	42,208	943	2.2%

Total commercial real estate	$409,347	$4,267	1.0%	$306,318	$4,343	1.4%

Owner occupied commercial real	657,677	2,572	0.4%	556,025	2,943	0.5%
Commercial and industrial	530,470	5,330	1.0%	454,575	5,920	1.3%
Lease financing	2,554	3	0.1%	—	—	0.0%

Total commercial	$1,190,701	$7,905	0.7%	$1,010,600	$8,863	0.9%

1-4 family residential	356,423	2,217	0.6%	249,573	1,915	0.8%
Home Equity	265,106	358	0.1%	284,097	376	0.1%
Consumer	143,629	2,153	1.5%	108,512	1,568	1.4%

Total consumer	$765,158	$4,728	0.6%	$642,182	$3,859	0.6%

Other	50,530	376	0.7%	40,480	377	0.9%

Total	$2,415,736	$17,276	0.7%	$1,999,580	$17,442	0.9%

Criticized and Classified Loans

Loans with the following attributes are categorized as criticized and classified loans: (1) a potential weakness that deserves management’s close attention; (2) inadequate protection by the current net worth and paying capacity of the obligor or of the collateral pledged; or (3) weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The following table summarizes criticized and classified loans at September 30, 2013 and December 31, 2012:

	September 30, 2013(1)			December 31, 2012(1)
(Dollars in thousands)	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$25,018	$131,222	$156,240	$32,574	$187,405	$219,979
Other commercial C&D	15,778	123,057	138,835	27,324	172,245	199,569
Multifamily commercial real estate	3,451	9,758	13,209	3,289	17,683	20,972
1-4 family residential C&D	—	12,315	12,315	4,599	14,218	18,817

Total commercial real estate	44,247	276,352	320,599	67,786	391,551	459,337

Owner occupied commercial real estate	29,349	89,927	119,276	31,280	124,689	155,969
Commercial and industrial	1,142	56,514	57,656	5,097	78,935	84,032
Lease	—	—	—	—	—	—

Total commercial	30,491	146,441	176,932	36,377	203,624	240,001

1-4 family residential	15,728	67,279	83,007	26,124	96,502	122,626
Home equity	7,155	13,577	20,732	10,126	20,561	30,687
Consumer	33	1,374	1,407	—	2,525	2,525

Total consumer	22,916	82,230	105,146	36,250	119,588	155,838

Other	867	11,839	12,706	4,187	13,296	17,483

Total	$98,521	$516,862	$615,383	$144,600	$728,059	$872,659

(1)	PCI and Non-PCI loans are included in the balances presented.

Total criticized and classified loans as of September 30, 2013 declined $257.3 million as compared to December 31, 2012 as $53.4 million of transfers to other real estate owned, and $314.2 million of pay downs, charge offs and upgrades were partially offset by $110.3 million of downgrades.

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

Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, there were one consumer loan and two commercial loans which were individually evaluated for impairment as of September 30, 2013. The allowance for loan losses was $1 thousand for the consumer loan and $64 thousand for the two commercial loans as of September 30, 2013.

As discussed in the preceding section “Allowance and Provision for Loan Losses” , based upon the most recent estimates of pool expected cash flows, a reversal of previously recorded impairment on purchased credit impaired loans of approximately $0.7 million was recorded during the first nine months of 2013.

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

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Total non-accrual loans	$1,256	$12,567	$13,823	$2,792	$11,219	$14,011
Accruing/accreting loans delinquent 90 days or more	41,008	220,462	261,470	73,453	278,617	352,070

Total non-performing loans	$42,264	$233,029	$275,293	$76,245	$289,836	$366,081
Non-accrual investment securities	—	329	329	—	323	323
Repossessed personal property (primarily indirect auto loans)	—	132	132	—	268	268
Other real estate owned	27,288	102,366	129,654	35,935	118,158	154,093

Total non-performing assets	$69,552	$335,856	$405,408	$112,180	$408,585	$520,765

Allowance for loan losses	$13,416	$42,977	$56,393	$16,857	$40,405	$57,262
Non-performing assets as a percent of total assets	1.05%	5.09%	6.14%	1.54%	5.59%	7.13%
Non-performing loans as a percent of total loans	0.94%	5.20%	6.15%	1.61%	6.12%	7.73%
Allowance for loan losses as a percent of non-performing loans	31.74%	18.44%	20.48%	22.11%	13.94%	15.64%
Allowance for loan losses as a percent of non-PCI loans			0.72%			0.87%

Total non-performing assets at September 30, 2013 declined by $115.4 million to $405.4 million compared to $520.8 million at December 31, 2012. The change in non-performing assets was primarily attributable to a decline in non-performing loans of $90.8 million. The decline in non-performing loans was attributable to $138.1 million in resolutions and $53.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $100.7 million of loans that became non-performing.

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

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following table sets forth our investment securities as of September 30, 2013:

(Dollars in thousands)	Book Value	Fair Value	Percent of Total Portfolio	Yield	Modified Duration (years)
Security Type
Available-for-Sale
Asset-backed securities	$139,148	$137,961	19.2%	0.62%	4.04
Marketable equity securities	946	946	0.1%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	574,051	574,401	80.1%	1.54%	3.24
Industrial revenue bond	3,750	3,965	0.6%	2.25%	0.24
Collateralized debt obligations	505	329	0.0%	0.00%	NA

Total	$718,400	$717,602	100.0%	1.36%	3.37

Held-to-Maturity
U.S. Government agencies	$15,192	$14,885	3.1%	2.86%	5.59
State and political subdivisions—tax exempt	14,172	14,189	2.9%	3.01%	4.92
State and political subdivisions—taxable	547	541	0.1%	3.85%	4.78
Mortgage-backed securities—residential issued by government sponsored entities	453,075	453,798	93.9%	2.23%	4.09

Total	$482,986	$483,413	100.0%	2.27%	4.16

Contractual maturities of investment securities at September 30, 2013 and December 31, 2012 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
As of September 30, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-Sale
Asset-backed securities	$—	—	$—	—	$58,065	0.62%	$79,896	0.62%	$—
Marketable equity securities	—	—	—	—	—	—	—	—	946
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	574,401
Industrial revenue bond	—	—	—	—	—	—	3,965	2.25%	—
Collateralized debt obligations	—	—	—	—	—	—	329	0.00%	—

Total	$—	—%	$—	—%	$58,065	0.62%	$84,190	0.69%	$575,347

Held-to-Maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$14,885	2.86%	$—
States and political subdivisions—tax-exempt	678	0.83%	1,134	2.06%	7,197	3.03%	5,180	3.49%	—
States and political subdivisions—taxable	—	—	—	—	—	—	541	3.85%	—
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	453,798

Total	$678	0.83%	$1,134	2.06%	$7,197	3.03%	$20,606	3.05%	$453,798

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
As of December 31, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-Sale
U.S. Government agencies	$—	—	$—	—	$—	—	$8,015	2.07%	$—
States and political subdivisions—tax-exempt	978	1.59%	1,823	2.88%	8,267	3.72%	6,147	4.59%	—
States and political subdivisions—taxable	—	—	—	—	—	—	573	5.42%	—
Marketable equity securities	—	—	—	—	—	—	—	—	2,719
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	973,853
Industrial revenue bond	—	—	—	—	—	—	3,800	2.11%	—
Corporate bonds	—	—	—	—	—	—	26	0.00%	—
Trust preferred securities	—	—	—	—	—	—	246	7.95%	—
Collateralized debt obligations	—	—	—	—	—	—	297	0.00%	—

Total	$978	1.59%	$1,823	2.88%	$8,267	3.72%	$19,104	3.03%	$976,572

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair value for the major categories of our investment portfolio for each reported period:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2013:
Available-for-Sale
Asset-backed securities	$139,148	$—	$1,187	$137,961
Marketable equity securities	946	—	—	946
Mortgage-backed securities—residential issued by government sponsored entities	574,051	4,229	3,879	574,401
Industrial revenue bond	3,750	215	—	3,965
Collateralized debt obligations	505	—	176	329

	$718,400	$4,444	$5,242	$717,602

Held-to-Maturity
U.S. Government agencies	$15,192	$—	$307	$14,885
States and political subdivisions—tax exempt	14,172	44	27	14,189
States and political subdivisions—taxable	547	—	6	541
Mortgage-backed securities—residential issued by government sponsored entities	453,075	1,520	797	453,798

	$482,986	$1,564	$1,137	$483,413

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2012:
Available-for-Sale
U.S. Government agencies	$7,913	$102	$—	$8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

	$991,566	$16,460	$1,282	$1,006,744

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

Based on this analysis, the estimated fair value of the CDO increased by $32 thousand during the nine months ended September 30, 2013. In addition, the credit loss potential of the CDO declined. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized loss was recognized as a component of accumulated other comprehensive income.

The table below presents a rollforward for the three and nine months ended September 30, 2013 and 2012 of the OTTI credit losses recognized in earnings.

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Beginning balance	$660	$660	$660	$616
Additions/subtractions:
Credit losses recognized during the period	54	—	54	44

Ending balance	$714	$660	$714	$660

Deposits

Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. As of September 30, 2013, our core deposits, which we define as demand deposit accounts, savings and money market accounts, decreased by $113.5 million and our time deposit accounts decreased by $491 million. The decline in core deposit balances was primarily driven by withdrawals of public funds with unattractive rates and/or collateral requirements in the second quarter as we are building our deposit base around service-oriented customer relationships. Core deposit balances remained relatively flat during the third quarter as we improve our core deposits mix. Checking account balances grew by $34.1 million, offsetting run-off in money markets. The contractual rate on core deposits declined to 0.47% as of September 30, 2013 from 0.66% as of December 31, 2012. The decrease in certificates of deposit accounts was a result of continued planned shrinkage in high-cost legacy time deposits. The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012			Sequential Change
(Dollars in thousands)	Balance	Percent of Total	Weighted Average Contractual Rate	Balance	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand deposit accounts	$937,152	18%	0.00%	$895,274	15%	0.00%	$41,878	4.7%
Negotiable order of withdrawal accounts	1,281,036	24%	0.15%	1,288,742	22%	0.22%	(7,706)	(0.6)%
Savings	531,655	10%	0.21%	492,187	9%	0.30%	39,468	8.0%
Money market	938,854	18%	0.21%	1,125,967	19%	0.32%	(187,113)	(16.6)%

Total core deposits	$3,688,697	70%	0.14%	$3,802,170	65%	0.21%	$(113,473)	(3.0)%

Customer time deposits	1,529,395	29%	1.22%	2,002,936	34%	1.46%	(473,541)	(23.6)%
Wholesale time deposits	50,377	1%	2.43%	67,762	1%	2.45%	(17,385)	(25.7)%

Total time deposits	$1,579,772	30%	1.26%	$2,070,698	35%	1.49%	$(490,926)	(23.7)%

Total deposits	$5,268,469	100%	0.47%	$5,872,868	100%	0.66%	$(604,399)	(10.3)%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$914,260	0.00%	$772,404	0.00%
Interest-bearing deposits
Negotiable order of withdrawal accounts	1,260,477	0.16%	1,110,878	0.26%
Money market	977,698	0.22%	945,432	0.42%
Savings deposit	524,728	0.21%	384,104	0.31%
Time deposits (1)	1,660,373	0.91%	2,039,301	1.05%

Total	$5,337,536	0.46%	$5,252,119	0.56%

(1)	The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

	September 30, 2013
(Dollars in thousands)	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
Months to maturity:
Three or less	$137,940	$144,092	$282,032
Over Three to Six	95,611	120,800	216,411
Over Six to Twelve	126,712	209,133	335,845
Over Twelve	360,129	385,355	745,484

Total	$720,392	$859,380	$1,579,772

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

As of September 30, 2013 and December 31, 2012, we had a 14.75% and 13.92% tangible common equity ratio, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for analyses of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitution for shareholders’ equity or total assets. The following table provides reconciliations of tangible common equity and tangible common equity ratio to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in millions)	As of September 30, 2013	As of December 31, 2012
Total shareholders’ equity	$1,108	$1,156
Less: Preferred stock	—	—
Less: Goodwill and other intangible assets, net	(157)	(161)

Tangible common shareholders’ equity	$951	$995

Total assets	$6,601	$7,307
Less: Goodwill and other intangible assets, net	(157)	(161)

Tangible assets	$6,444	$7,146

Tangible common equity ratio	14.75%	13.92%

The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements). As of September 30, 2013, we had a Tier 1 leverage ratio of 14.5%, which provides us with $286.7 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $415.1 million in excess capital relative to our longer-term target of 8%. As of September 30, 2013, we had cash and securities equal to 20.8% of total assets, representing $380.2 million of excess liquidity in excess of our target of 15%. As of September 30, 2013, Capital Bank, N.A. had a 12.8% Tier 1 leverage ratio, a 17.4% Tier 1 risk-based ratio and an 18.7% total risk-based capital ratio.

As of December 31, 2012, we had a Tier 1 leverage ratio of 13.7%, which provides us with $257.9 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $399.2 million in excess capital relative to our longer-term target of 8%. As of December 31, 2012, we had cash and securities equal to 23.8% of total assets, representing $645.6 million of excess liquidity in excess of our target of 15%. As of December 31, 2012, Capital Bank, N.A. had a 12.0% Tier 1 leverage ratio, a 17.6% Tier 1 risk-based ratio and an 18.8% total risk-based capital ratio.

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

The minimum regulatory capital ratios along with the actual ratios for us and Capital Bank, N.A. as of September 30, 2013 and December 31, 2012 are presented in the following tables.

	Well Capitalized Requirement		Adequately Capitalized Requirement		September 30, 2013 Actual	December 31, 2012 Actual
Tier 1 Capital (to Average Assets):
CBF Consolidated		NA	≥	4.0%	14.5%	13.7%

Capital Bank, N.A. (formerly NAFH National Bank)	≥	5.0%	≥	4.0%	12.8%	12.0%
Tier 1 Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	4.0%	19.7%	19.9%

Capital Bank, N.A. (formerly NAFH National Bank)	≥	6.0%	≥	4.0%	17.4%	17.6%
Total Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	8.0%	21.0%	21.2%

Capital Bank, N.A. (formerly NAFH National Bank)	≥	10.0%	≥	8.0%	18.7%	18.8%

(Dollars in millions)	September 30, 2013	December 31, 2012
CBF Consolidated:
Tier 1 Capital	$930	$964
Tier 1 Leverage Ratio	14.5%	13.7%
Tier 1 Risk-Based Capital Ratio	19.7%	19.9%
Total Risk-Based Ratio	21.0%	21.2%
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$287	$258
vs. 8% target	415	399
Capital Bank, N.A.:
Tier 1 Capital	$821	$850
Tier 1 Leverage Ratio	12.8%	12.0%
Tier 1 Risk-Based Capital Ratio	17.4%	17.6%
Total Risk-Based Ratio	18.7%	18.8%
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$179	$143
vs. 8% target	307	285

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

As of September 30, 2013 and December 31, 2012, cash and liquid securities totaled 20.8%, and 23.8% of assets, respectively, providing us with excess liquidity relative to our planning target, and the ratio of wholesale to total funding was 5.2% and 6.4% respectively, below our planning target. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the subsidiary bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral. At September 30, 2013 and December 31, 2012, there were $1.4 million in advances outstanding. In addition, we had $25.6 million and $25.5 million in letters of credit outstanding as of September 30, 2013 and December 31, 2012, respectively and collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $190.1 million and $296.4 million, respectively.

We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.

As of September 30, 2013 and December 31, 2012, our holding company had cash of approximately $118.5 million and $125.4 million, respectively. This cash is available for providing capital support to our subsidiary banks and for other general corporate purposes, including potential future acquisitions. The decline in cash at our holding company was primarily due to extinguishment of $42.5 million of high coupon trust preferred securities as well as the completion of the $50.0 million common stock repurchase Plan and new common stock repurchase of $12.9 million. Offsetting this decrease was $105.0 million dividend up from the Company’s subsidiary Capital Bank N.A which was approved by the OCC on September 5, 2013. We calculate tangible book value, and tangible book value per share, which are non-GAAP measures because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. Tangible book value is equal to book value less goodwill and core deposit intangibles, net of related deferred tax liabilities. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors. In addition, our Board of Directors reviews tangible book value in evaluating the performance of management. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for analyses of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for total shareholders’ equity. The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars in thousands, except per share amounts)	As of September 30, 2013	As of December 31, 2012
Total shareholders’ equity	$1,107,825	$1,155,343
Less: Goodwill	(131,987)	(131,987)
Less: Core deposit intangibles, net of taxes	(15,075)	(17,491)

Tangible Book Value	$960,763	$1,005,865

Book Value Per Share	$21.13	$20.69

Tangible Book Value Per Share	$18.33	$18.01

The amounts reported above for book and tangible book value per share do not include any adjustments for approximately $196.8 million in net favorable pre-tax differences between the fair values for assets and liabilities and their respective carrying amounts as of September 30, 2013. The most significant of such differences is the differential between the carrying value and estimated fair value of our loan portfolio. As described in Note 14 to the Company’s Consolidated Financial Statements, the estimated fair value of loans exceeded their carrying value by approximately $198.3. This difference arises as acquired loans were initially recorded at acquisition date fair values which incorporated management’s expectation of lifetime credit losses. As our loan cash flow expectations and experience has generally improved from our original expectations and the market interest rates for similar instruments have generally declined, our estimates of fair value have increased. These estimates utilize discounted cash flows as a primary valuation approach incorporating collateral value, prepayment and credit risk (including consumer credit scores where applicable) along with the LIBOR/Swap curve for market interest rates. For loans with higher credit risk ratings, incremental spreads were added for credit and liquidity factors. Estimated fair values for commercial loans were determined using syndicated loan prices and spreads, survey data from the Federal Reserve e2 release, and rated corporate bonds. The Company’s internal risk ratings were mapped to the Federal Reserve e2 and Moody’s rating categories. Estimated fair values for commercial real estate loans also incorporated commercial mortgage backed security securitization prices and spreads. Estimated fair values for consumer loans were determined using product-specific survey rate data from a leading provider of financial information. Estimated fair values for residential mortgage loans were determined using mortgage backed security option-adjusted spreads, with incremental spreads added credit and liquidity. Credit spreads were sourced from third party survey data of mortgage banking activities from a leading provider of financial information.

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

Based upon the current interest rate environment, as of September 30, 2013, our sensitivity to interest rate risk was as follows:

(Dollars in millions)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$17.5	7.02%	$84.8	6.24%
200	10.9	4.36%	60.9	4.49%
100	4.7	1.88%	32.9	2.42%
—	—	0.00%	—	0.00%
(100)	(8.9)	(3.55)%	(62.5)	(4.60)%
(200)	(22.5)	(9.00)%	(155.7)	(11.47)%
(300)	(26.0)	(10.42)%	(205.3)	(15.12)%

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. Certain key rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining-rate scenarios are viewed by us and many other depository institutions as being remote and not meaningful. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. As of September 30, 2013, we were in compliance with all of the limits and policies established by our Board of Directors that we believe are reasonably possible.

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material legal proceedings filed against the Company during the quarter ended September 30, 2013, nor were there any material developments in existing legal proceedings to which the Company is a party.

Item 1a. Risk Factors

There have been no material changes to our risk factors previously disclosed in the Company’s Annual Report on form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of common shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)

July 1 - 31	—	—	—	$—
August 1 - 31	—	—	—	$—
September 1 - 30	600,000	$21.50	600,000	$87,116,482

Total	600,000	$21.50	600,000	$87,116,482

(1)	On February 5, 2013 the Company’s Board of Directors authorized a $50.0 million stock repurchase program.
(2)	On September 25, 2013 the Company’s Board of Directors authorized a $100.0 million stock repurchase program.

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

CAPITAL BANK FINANCIAL CORP.

Date: November 7, 2013	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date: November 7, 2013	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer (Principal Accounting Officer)