Form 10-K
period 2013-12-31
Capital Bank Financial Corp.
filed 2014-02-28
CIK 1479750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A Voting Common Stock held by nonaffiliates was $537.5 million.

On January 31, 2014, there were 33,037,231 shares of the Registrant’s Class A Common Stock outstanding and 19,046,837 shares of the Registrants Class B Non-Voting Common Stock outstanding.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2013 fiscal year end are incorporated by reference into Part III of this report.

CAPITAL BANK FINANCIAL CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank, NA’s technology and information systems. Additional factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A: Risk Factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

As used in this document, the terms “we,” “us,” “our,” “CBF,” and “Company” mean Capital Bank Financial Corp. and its subsidiaries (unless the context indicates another meaning); the term “Bank” or “Capital Bank, NA” means Capital Bank, National Association, our wholly-owned banking subsidiary and its subsidiaries (unless the context indicates another meaning).

ITEM 1: BUSINESS

Our Company

We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits of three failed banks from the Federal Deposit Insurance Corporation (“FDIC”). We operate 163 branches in Florida, North Carolina, South Carolina, Tennessee, and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

We were founded by a group of experienced bankers with a multi-decade record of leading, operating, acquiring and integrating financial institutions.

Our executive management team is led by our Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America Corp., where his career spanned 38 years and included responsibilities as Vice Chairman and President of the Consumer and Commercial Bank. Mr. Taylor also served on Bank of America’s Risk & Capital and Management Operating Committees. He has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks, Inc.

Our Chief Financial Officer, Christopher G. Marshall, has over 31 years of financial and managerial experience, including serving as Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC, Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Mr. Marshall also served as Chief Financial Officer of Bank of America’s Consumer Products Group. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services.

Our Chief Credit Officer, R. Bruce Singletary, has over 33 years of experience, including 20 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region, where he established a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).

Our Chief of Investment Analytics and Investor Relations Executive, Kenneth A. Posner, spent 13 years as an equity research analyst including serving as a Managing Director at Morgan Stanley focusing on a wide range of financial services firms. Mr. Posner also served in the United States Army, rising to the rank of Captain and has received professional designations as a Certified Public Accountant, a Chartered Financial Analyst and for Financial Risk Management.

As of December 31, 2013, we had approximately $6.6 billion in total assets, $4.5 billion in loans, $5.2 billion in deposits and $1.1 billion in shareholders’ equity.

Our Acquisitions

Overview

Our banking operations commenced on July 16, 2010, when we purchased $1.2 billion of assets and assumed $960.1 million of deposits of the three failed banks from the FDIC. We did not pay the FDIC a premium for the deposits of the failed banks. In connection with these acquisitions, we entered into loss sharing agreements with the FDIC covering approximately $796.1 million of outstanding loans balances and real estate of the failed banks that we acquired. Under the loss sharing agreements, the FDIC has agreed to absorb 80% of all future credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. On September 30, 2010, we invested $175.0 million in TIB Financial Corp. (“TIB Financial”), a publicly held financial services company that had total assets of $1.7 billion and operated 28 branches in southwest Florida and the Florida Keys. On January 28, 2011, we invested $181.1 million in Capital Bank Corporation (“Capital Bank Corp.”), a publicly held financial services company that had $1.7 billion in assets and operated 32 branches in central and western North Carolina. On September 7, 2011, we invested $217.0 million in Green Bankshares, Inc. (“Green Bankshares”), a publicly held financial services company that had $2.4 billion in assets and operated 63 branches across East and middle Tennessee in addition to one branch in each of Virginia and North Carolina. In addition, on October 1, 2012, we invested approximately $99.3 million in Southern Community Financial Corporation, a publicly held financial services company that had approximately $1.4 billion in assets as of June 30, 2012 and operated 22 branches in North Carolina. We have integrated and centralized the underwriting, risk and pricing functions of our seven acquired institutions and combined them all onto a single information processing system.

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

Loss Sharing Agreements

In connection with our acquisition of the Failed Banks, we entered into loss sharing agreements with the FDIC covering approximately $796.1 million of outstanding loan balances and other real estate owned of the Failed Banks that we acquired. Under the loss sharing agreements, the FDIC agreed to absorb 80% of all future credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. We will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid us a reimbursement under the loss sharing agreements and 50% of certain fully charged-off loans.

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

The covered assets that we acquired in connection with our acquisition of the Failed Banks include one-to-four family residential real estate loans (both owner occupied and non-owner occupied), home equity loans, commercial loans and foreclosed real estate.

We have agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final resolution of all covered assets under the loss sharing agreements in the event losses thereunder fail to reach expected levels, not to exceed ten years from the date of our acquisition of the Failed Banks. The estimated fair value of the true-up payment as of the acquisition date was $1.0 million. As of December 31, 2013, we have a $1.0 million accrual for the estimated fair value of this liability.

Under the loss sharing agreements, we are limited in our ability to dispose of covered assets and we are required to follow specific servicing procedures and to undertake loss mitigation efforts. Additionally, the FDIC has information rights with respect to our performance, requiring us to maintain detailed compliance records.

The carrying value of the FDIC indemnification asset at December 31, 2013 was $33.6 million.

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

TIB Financial executed a community bank business strategy for individuals and businesses in the Florida Keys for 37 years. It operated 28 full-service banking offices in Florida that were located in Monroe, Miami-Dade, Collier, Lee and Sarasota counties.

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

This transaction gave us a strong presence in fast-growing North Carolina markets, including the Raleigh MSA, which, according to SNL Financial, has the fifth highest projected population growth rate in the nation, with over 12% growth projected between 2012 and 2017.

Green Bankshares, Inc.

On September 7, 2011, we invested $217.0 million in Green Bankshares, a publicly held bank holding company headquartered in Greeneville, Tennessee that had $2.4 billion in assets reported at the date of acquisition and operated 63 branches across East and middle Tennessee in addition to one branch in each of Virginia and North Carolina. Total assets at the date of acquisition included gross loans of $1.3 billion. Also, in connection with the investment, each existing Green Bankshares stockholder received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Green Bankshares’ existing loan portfolio. We estimate that the maximum amount that may be payable under the Green Bankshares CVR at the end of its five-year term to be $10.0 million, based on the number of Green Bankshares common stock outstanding as of September 6, 2011. As of December 31, 2013 and 2012, we accrued a liability of $0.1 million and $0.4 million, respectively, related to these CVRs. Upon completion of our investment, we owned approximately 90% of Green Bankshares’ common stock. On September 7, 2011, following the completion of our controlling investment in Green Bankshares, we merged GreenBank, Green Bankshares’ banking subsidiary, into Capital Bank in an all-stock transaction similar to the other bank mergers described above.

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

The Green Bankshares investment resulted in us acquiring assets with an estimated fair value at the date of acquisition of $2.4 billion, including $1.3 billion of loans, $174.2 million of investment securities and $542.7 million of cash and cash equivalents. We also assumed liabilities with a reported carrying value at the date of acquisition of $2.1 billion, including $1.9 billion of deposits and $231.2 million of subordinated debt and other borrowings. This transaction extended our market area into Tennessee including the fast-growing metropolitan areas of Nashville and Knoxville.

Southern Community Financial Corporation

On October 1, 2012, we completed the acquisition of all of the preferred and common equity interests in Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston Salem, North Carolina with approximately $1.4 billion in assets reported and 22 branches in Winston-Salem, the Piedmont Triad and other North Carolina markets. The consideration for the equity interests consisted of approximately $99.3 million in cash. Also, in connection with the acquisition, each common shareholder of SCMF received one CVR per share that entitles the holder to receive up to $1.30 in cash per share at the end of a five-year period based on the credit performance of SCMF’s existing loan portfolio. We estimate that the maximum amount that may be payable under the Southern Community CVR at the end of its five-year term to be approximately $21.9 million, based on the number of shares of Southern Community common stock outstanding as of June 30, 2012. As of December 31, 2013 and 2012, we accrued a liability of $15.6 million and $12.4 million, respectively, related to these CVRs.

Southern Community, founded in 1996, was the parent of Southern Community Bank and Trust and controlled the third largest share of deposits in the Winston-Salem MSA, the fifth largest MSA in North Carolina. It operated in the neighboring counties of Guilford, Stokes, Surry and Yadkin counties with a branch each in Raleigh and Asheville.

The SCMF acquisition resulted in us acquiring assets with an estimated fair value at the date of acquisition of $1.4 billion, including $0.9 billion of loans, $0.3 billion of investment securities and $0.1 billion of cash and cash equivalents. We also assumed liabilities with a reported carrying value at June 30, 2012 of $1.3 billion, including $1.1 billion of deposits and $0.2 billion of subordinated debt and other borrowings.

This acquisition expanded our market area in the North Carolina markets including Winston-Salem and the Piedmont Triad.

Reorganization

Substantially concurrent with the completion of our initial public offering, we merged each of our majority-held bank holding company subsidiaries (TIB Financial, Capital Bank Corp. and Green Bankshares) with the Company (the “reorganization”). In connection with the mergers of our majority-held subsidiaries, the then existing third-party stockholders of these subsidiaries received shares of Class A common stock in exchange for their minority existing shares. We issued 3,709,832 shares of Class A common stock to the other shareholders of our bank holding company subsidiaries that were merged with the Company in the reorganization. Following the completion of our initial public offering and the reorganization, we became a publicly traded bank holding company with a single directly and wholly-owned bank subsidiary, Capital Bank, N.A.

Our Business Strategy

Our business strategy is to build a mid-sized regional bank by operating, integrating and growing our existing operations as well as to acquire other banks, including failed, underperforming and undercapitalized banks and other complementary assets. We believe recent and continuing dislocations in the southeastern U.S. banking industry have created an opportunity for us to create a mid-sized regional bank that will be able to realize greater economies of scale compared to smaller community banks while still providing more personalized, local service than larger-sized banks. We view our market area as the southeastern region of the United States, with a focus on high growth urban markets that offer us opportunities for organic loan and deposit growth.

Operating Strategy

Our operating strategy emphasizes relationship banking focused on commercial and consumer lending and deposit gathering. We have organized operations under a line of business model, under which we have appointed experienced bankers to oversee loan and deposit production in each of our markets, while centralizing credit, finance, technology and operations functions. Our management team possesses significant executive-level leadership experience at Fortune 500 financial services companies, and we believe this experience is an important advantage in executing this regional, more focused, bank business model.

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

Our acquisition process begins with detailed research of target institutions and the markets they serve. We then draw on our management team’s extensive experience and network of industry contacts in the southeastern region of the United States. Our research and analytics team, led by our Chief of Investment Analytics and Investor Relations Executive, maintains lists of priority targets for each of our markets. The team analyzes financial, accounting, tax, regulatory, demographic, transaction structures and competitive considerations for each target and prepares acquisition projections for review by our executive management team and Board of Directors.

As part of our diligence process in connection with potential acquisitions, we undertake a detailed portfolio- and loan-level analysis conducted by a team of experienced credit analysts led by our Chief Credit Officer. In addition, our management team engages the target management teams in active dialogue and personally conducts extensive on and off-site diligence.

Our executive management team has demonstrated success not only in acquiring financial institutions and combining them onto a common platform, but also in managing the integration of those financial institutions. Our management team develops integration plans prior to the closing of a given transaction that allow us to (1) reorganize the acquired institution’s management team under our line of business model immediately after closing; (2) implement our credit, risk and interest rate risk management, liquidity and compliance and governance policies and procedures; and (3) integrate our target’s technology and processing systems rapidly. Using this process, we have already integrated credit and operational policies across each of our acquisitions. We reorganized the management of the Failed Banks within three months of closing, and we merged their core processing systems with TIB Financial’s platform within six months. We also fully integrated Capital Bank Corp. in July 2011, Green Bankshares in February 2012 and Southern Community Financial in November 2012.

Sound Risk Management

Sound risk management is an important element of our commercial/retail bank business model. Our risk management framework seeks to identify, assess and mitigate risk and minimize any resulting losses. Under this framework, we have implemented processes to identify measure, monitor, and report and analyze the types of risk to which we are subject. Such risks include, but are not limited to the following: credit; liquidity; market; operational; legal and compliance; reputational; and strategic and business risk. Our credit risk policy, which has been implemented across our organization, establishes prudent underwriting guidelines, limits portfolio concentrations by geography and loan type and incorporates an independent loan review function. Our Chief Credit Officer has also created a special assets division of management with approximately 45 employees. This team’s responsibility is to resolve or dispose of legacy problem assets using a detailed process which takes into account borrower repayment capacity, available guarantees, collateral and other factors. We believe our risk management policies establish restrictions on interest rate risk, and conservative regulatory capital ratio and liquidity targets (including contingency planning), limitations on wholesale funding (including brokered CDs), holding company debt and advances from the Federal Home Loan Bank of Atlanta (which we refer to as the “FHLB”).

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

•

Reduced-Risk Legacy Portfolio. Our acquired loan portfolios have been marked-to-market with the application of the acquisition method of accounting, meaning that the carrying value of these assets at the time of their acquisitions reflected our estimate of lifetime credit losses. In addition, as of December 31, 2013, approximately 6.3% of our loan portfolio was covered by the loss sharing agreements we entered into with the FDIC, resulting in limited credit risk exposure for these assets.

•

Excess Capital and Liquidity. As a result of our private placements and the capital we raised in our initial public offering as well as the disciplined deployment of capital, we have ample capital with which to make acquisitions. As of December 31, 2013, we had a 14.82% tangible common equity ratio (which is a non-GAAP measure used by certain regulators, financial analysts and others to measure core capital strength) and a 14.9% Tier 1 leverage ratio, which provides us with $314.3 million in excess capital relative to the 10% Tier 1 leverage standard required under Capital Bank’s operating agreement with the Office of the Comptroller of the Currency (which we refer to as the “OCC”). This operating agreement requires us to maintain this 10% Tier 1 leverage standard . As of December 31, 2013, Capital Bank had a 13.4% Tier 1 leverage ratio, a 17.7% Tier 1 risk-based ratio and an 18.9% total risk-based capital ratio. As of December 31, 2013, we had cash and securities equal to 20.0% of total assets, representing $329.0 million of liquidity in excess of our target of 15%, which provides ample liquidity to support our existing banking franchises. Further, our investment portfolio consists primarily of U.S. agency-guaranteed mortgage-backed securities, which have limited credit or liquidity risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the use of the tangible common equity ratio in our business and the reconciliation of tangible common equity ratio.

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

Our Market Area

We view our market area as the southeastern region of the United States. Our seven acquisitions have established a footprint defined by the Miami-Raleigh-Nashville triangle, which includes the Carolinas, Southwest Florida (Naples), Southeast Florida (Miami-Dade and the Keys) and Central and Western Tennessee. These markets include a combination of large and fast-growing metropolitan areas that we believe will offer us opportunities for organic loan and deposit growth. According to SNL Financial, the Raleigh MSA has the fifth highest projected population growth rate in the nation, with approximately 13% growth projected between 2012 and 2017. Similarly, the Charlotte and Nashville MSAs are projected to grow by 8.2% and 7.5%, respectively. The Miami MSA is already considered a large metropolitan area with a population in excess of 5 million. Approximately 49% of our current branches are located in our target MSAs. The following table highlights key demographics of our target market areas:

Target Metropolitan Statistical Area	Number of Branches	December 31, 2013 Total Deposits(1)	2012 Total Population* (1)(2)	2012-17 Projected Pop. Growth*	2012 Median Household Income*	2012-17 Projected Household Income Growth*
Miami-Fort Lauderdale-West Palm Beach, FL	11	$355,558	5,599	3.05%	$43,969	18.64%
Charlotte-Gastonia-Rock Hill, NC-SC	3	93,873	2,282	8.2	50,588	11.48
Nashville-Davidson-Murfreesboro-Franklin, TN	21	548,763	1,718	7.5	49,538	11.24
Raleigh-Cary, NC	13	362,778	1,177	12.9	56,678	12.54
Knoxville, TN	9	158,132	850	3.7	40,958	18.44
Columbia, SC	5	95,385	788	6.9	46,346	13.91
Durham-Chapel Hill, NC	2	55,265	521	7.0	47,359	15.92
Spartanburg, SC	3	144,283	317	3.9	40,004	18.61
Winston-Salem, NC	11	495,215	649	3.5	42,240	19.42
Target MSAs(2)	78	2,309,252	13,901	5.9	46,727	15.65
CBF Consolidated(2)	163	5,185,063	20,580	4.8	44,410	15.29
National Aggregate			313,129	3.5	50,157	13.43

*	Source: SNL Financial.
(1)	In thousands.
(2)	Population growth and median household income metrics are deposit weighted by MSA.

Products and Services

Banking Services by Business Line

We have integrated our seven acquisitions under a single line of business model. Under this model, we have appointed experienced bankers to oversee loan and deposit growth in each of our markets, while we have centralized other functions, including credit, finance, operations, marketing, human resources and information technology.

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

In addition, our commercial lending teams coordinate with personnel in our consumer bank business line to provide personal loans and other services to the owners and managers and employees of the bank’s commercial clients. At December 31, 2013, total commercial loans were $3.1 billion (or 67.7% of our total loan portfolio). Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Our commercial lending teams offer a wide range of commercial loan products, including:

•	owner occupied commercial real estate construction and term loans;

•	working capital loans and lines of credit;

•	demand, term and time loans; and

•	equipment, inventory and accounts receivable financing.

During the year ended December 31, 2013, we originated $892.2 million of total new commercial loans. Our commercial lending teams also seek to gather low-cost deposits from commercial customers in connection with extending credit. In addition to business demand, savings and money market accounts, we also provide specialized cash management services and deposit products.

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

Trust and Investment Management

We offer wealth management services to affluent clients, business owners and retirees, with a focus on building new relationships and expanding existing relationships to grow deposits, loans and fiduciary and investment management fee income. Through wealth management, we offer investment accounts providing access to a wide range of mutual funds, annuities and other financial products.

Lending Activities

We originate a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes, loans to municipalities and loans for new and used cars and boats. A significant portion of our loan portfolio is related to real estate. As of December 31, 2013, loans collateralized by real estate totaled $3.5 billion (or 76% of our total loan portfolio). The economic trends in the regions we serve are influenced by the industries within those regions. Consistent with our emphasis on being a community-oriented financial institution, most of our lending activity is with customers located in and around counties in which we have banking offices. As of December 31, 2013, our owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential mortgage loans and commercial and industrial loans represented 23%, 17%, 18% and 18%, respectively, of our $4.6 billion loan portfolio.

We use a centralized risk management process to ensure uniform credit underwriting that adheres to our loan policies as approved annually by our Board of Directors. Lending policies are reviewed on a regular basis to confirm that we are prudent in setting underwriting criteria. Credit risk is managed through a number of methods, including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans and coding of all loans by purpose, class and collateral type. We seek to focus on underwriting loans that lead to a balanced, diversified portfolio. Management analyzes our commercial real estate concentrations by market and region on a regular basis in an attempt to prevent overexposure to any one type of commercial real estate loan and incorporates third-party real estate and market analysis to monitor market conditions. As of December 31, 2013, the carrying value of our commercial real estate loans in North Carolina, South Carolina, Florida and Tennessee totaled $552.5 million, $141.8 million, $325.7 million and $195.3 million, respectively. At December 31, 2013, commercial loans in all regions totaled $3.1 billion (23% of which was owner occupied). We have recently tightened underwriting and pricing standards for indirect auto and residential mortgage lending and de-emphasized originations of commercial real estate mortgages.

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

A key component of our growth strategy is to grow our loan portfolio by originating high-quality commercial and consumer loans, with a lesser emphasis on non-owner occupied real estate loans, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. From December 31, 2012 to December 31, 2013, our loan portfolio decreased by $183.5 million as a result of $328.0 million of resolutions and $1.1 billion of principal repayments offset by $1.3 billion in new originations. Additionally, we are working to reduce excessive concentrations in commercial real estate, which characterized our acquisitions’ legacy portfolios, in order to achieve a more diversified portfolio.

In addition, we operate an indirect auto lending business which originates loans for new and used cars through relationships with dealers in Southwest Florida, Southeast Florida, the Florida Keys, and Tennessee. Loans are approved subject to review of FICO credit scores, vehicle age, and loan-to-value. We are in the process of implementing an expert scoring model which will include additional proprietary underwriting factors. We set pricing for loans based on credit score, vehicle age, and loan term. As of December 31, 2013, we had $135.2 million of auto loans.

Deposits

Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. Deposits are attracted principally from clients within our branch network through the offering of a wide selection of deposit instruments to individuals and businesses, including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. We are focused on reducing our reliance on high-cost certificates of deposit as a source of funds by replacing them with low-cost deposit accounts. Deposit account terms vary with respect to the minimum balance required; the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding and (4) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relatively low cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other services. In addition, we gather a portion of our deposit base through brokered deposits. At December 31, 2013, total deposits were $5.2 billion of which $5.1 billion (or 99%) were non-brokered deposits and $129.3 million (or 1%) were brokered deposits. At December 31, 2013, our core deposits (total deposits less time deposits) consisted of $924.0 million of non-interest checking accounts, $1.3 billion of negotiable order of withdrawal accounts, $530.1 million of savings accounts and $961.5 million of money market deposits. For the foreseeable future, we remain focused on retaining and growing a strong deposit base and transitioning certain of our customers to low-cost banking services as high-cost funding sources, such as high-interest certificates of deposit, mature.

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

Information Technology Systems

We have made and continue to make investments in our information technology systems for our banking and lending operations and cash management activities. We seek to integrate future acquisitions quickly and successfully and believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience and to provide scale for future growth and acquisitions. Our enhancements are tailored to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support. We work closely with certain third-party service providers to which we outsource certain of our systems and infrastructure. We use the Jack Henry SilverLake System as our banking platform and believe that the scalability of our infrastructure will support our growth strategy and that this platform will support our growth needs.

Competition

The financial services industry in general and our primary markets of the Carolinas, Florida and Tennessee are highly competitive. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon us. Our largest competitors include Bank of America, Wells Fargo, BB&T, First Citizens, SunTrust, Regions, FNB United Corp., Toronto-Dominion, Synovus, First Financial, SCBT, JPMorgan Chase, Citigroup, EverBank, Fifth Third Bancorp, First Horizon, Pinnacle Financial, First South and U.S. Bancorp.

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

Employees

At December 31, 2013, we had approximately 1,500 full-time employees and 110 part-time employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be adequate.

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

Capital Bank, N.A. as a National Bank

Capital Bank is a national bank and is subject to supervision (including regular examination) by its primary banking regulator, the OCC. Retail operations of the bank are also subject to supervision and regulation by the CFPB. Capital Bank’s deposits are insured by the FDIC through the deposit insurance fund (“DIF”) up to applicable limits in the manner and extent provided by law. Capital Bank is subject to the Federal Deposit Insurance Act, as amended (which we refer to as the “FDI Act”), and FDIC regulations relating to deposit insurance and may also be subject to supervision by the FDIC under certain circumstances.

Capital Bank was originally formed as NAFH National Bank for the purpose of completing the acquisition of the Failed Banks. On April 29, 2011, we combined TIB Financial’s banking subsidiary, TIB Bank, with NAFH National Bank in an all-stock transaction. On June 30, 2011, we combined Capital Bank Corp.’s banking subsidiary, Capital Bank, with NAFH National Bank in an all-stock transaction and, simultaneously with the consummation of the transaction, changed the name of NAFH National Bank to Capital Bank, National Association. On September 7, 2011, we combined Green Bankshares’ banking subsidiary, GreenBank, with Capital Bank in an all-stock transaction. In October 2012, we merged Southern Community Bank and Trust, the wholly-owned bank subsidiary of Southern Community Financial, with and into Capital Bank, N.A.

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

Capital Bank (and, with respect to certain provisions, the Company) is also subject to the FDIC Order issued in connection with the FDIC’s approval of our applications for deposit insurance for the Failed Banks. The FDIC Order requires, among other things, that Capital Bank maintain an adequately funded allowance for loan and lease losses and that Capital Bank’s Board of Directors meet certain independence and experience standards. Prior to the third anniversary of our acquisition of the Failed Banks (which passed in July 2013), Capital Bank was also required to obtain the FDIC’s approval before implementing certain compensation plans and submit updated business plans and reports of material deviations from those plans to the FDIC. (Until it was amended on December 21, 2011, the FDIC Order also required Capital Bank and certain of our shareholders to comply with the applicable requirements of the FDIC Statement of Policy on Qualifications for Failed Bank Acquisitions.)

A failure by us or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject us to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent us from executing our business strategy and negatively impact our business, financial condition, liquidity and results of operations. As of December 31, 2013, Capital Bank was in compliance with all of the material terms of the OCC Operating Agreement and FDIC Order.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank. For a bank, capital stock and surplus refers to Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. The bank’s transactions with any one affiliate, and with all of its affiliates in the aggregate, are limited to 10% and 20%, respectively, of the foregoing capital. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Bank Holding Companies as a Source of Strength

By statute and regulation, a bank holding company must serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, may be required to commit resources to support each such controlled bank. This support may be required at times when the bank holding company may not have the resources to provide the support.

Under the prompt corrective action provisions of the FDI Act, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because we are a bank holding company, we (and our consolidated assets) are viewed as a source of financial and managerial strength for any controlled depository institutions, like Capital Bank.

Separately, the Dodd-Frank Act codified a long standing Federal Reserve policy and regulation by amending the FDI Act to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the statute as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future we could be required to provide financial assistance to Capital Bank should it experience financial distress. Based on our ownership of a national bank subsidiary, the OCC could assess us if the capital of Capital Bank were to become impaired. If we failed to pay the assessment within three months, the OCC could order the sale of our stock in Capital Bank to cover the deficiency.

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

Dividend Restrictions

The Company is a legal entity separate and distinct from each of its subsidiaries. Our ability to pay dividends and make other distributions may depend upon the receipt of dividends from our bank subsidiary and is limited by federal and state law and accompanying regulations or guidance. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

The Dodd-Frank Act and its accompanying regulations also limit a depository institutions ability to make capital distributions if they do not hold a 2.5% capital buffer above the required minimum risk-based capital ratios. However, the regulators also review and limit proposed dividend payments as part of the supervisory process and review of the institution’s capital planning. State-chartered subsidiary banks are also subject to state regulations that limit dividends. Nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

Currently, the OCC Operating Agreement prohibited Capital Bank from paying a dividend to us for three years following our acquisition of the Failed Banks (which period elapsed in July 2013) and, once the three-year period has elapsed, imposes other restrictions on Capital Bank’s ability to pay dividends, including requiring prior approval from the OCC before any distribution is made.

The ability of a bank holding company to pay dividends and make other distributions can also be limited. The Federal Reserve has authority to prohibit a bank holding company from paying dividends or making other distributions. The Federal Reserve has issued a policy statement that a bank holding company should not pay cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Further, as noted above, the Dodd-Frank Act and accompanying regulations impose additional limitations on capital distributions.

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

As a bank holding company, we are subject to various regulatory capital adequacy requirements administered by the Federal Reserve. In addition, the OCC imposes capital adequacy requirements on our subsidiary bank. The FDIC also may impose these requirements on Capital Bank and other depository institution subsidiaries that we may acquire or control in the future. The FDI Act requires that the federal regulatory agencies adopt regulations defining five capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition.

Revised Rules

The federal banking agencies recently revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to effect the implementation of Basel III Accords. The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. These minimums are discussed below. There are three categories of capital under the rules. With the implementation of the Dodd-Frank Act, certain changes have been made as to the type of capital that falls under each of these categories. For us, as a bank holding company, common equity Tier 1 capital, a new category, includes only common stock, related surplus, retained earnings and qualified minority investments. Additional Tier 1 capital includes non-cumulative perpetual preferred stock, certain qualifying minority interests, and for bank holding companies with less than $15 billion in consolidated assets, cumulative perpetual preferred stock and grandfathered trust preferred securities. Tier 2 capital includes subordinated debt, certain qualifying minority investments, and for bank holding companies with less than $15 billion in consolidated assets, non-qualifying capital instruments issued before May 19, 2010 that exceed 25% of Tier 1. Bank holding companies are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. The capital rules also codify a Tier 1 leverage ratio that has long been used by the agencies as an indicator of risk.

Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the asset or counterparty. The revised capital rules also modified the risk-weights applied to particular on and off balance sheet assets. The full definitions of each capital component and related adjustments are included in subpart C of the Federal Reserve’s new Regulation Q. 12 C.F.R. § 217 subpart C.

The revised capital rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 5%. Bank holding companies are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. The revised capital rules also require banks and bank holding companies to maintain a common equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5% to be deemed “well capitalized.” Although these new capital ratios become effective as of January 1, 2015, the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. Our regulatory capital ratios and those of Capital Bank are in excess of the levels established for “well-capitalized” institutions. However, we cannot be certain what the impact of changes to existing capital guidelines will have on us or Capital Bank.

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

As noted above, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the categories. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

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

The Dodd-Frank Act created the CFPB, a new independent bureau that has broad authority to regulate, supervise and enforce retail financial services activities of banks and various non-bank providers. The CFPB has the authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as Capital Bank, will be subject to regulation of the CFPB but will continue to be examined for consumer compliance by their bank regulator. However, given our growth and bank acquisition strategy, if our total assets were to exceed $10 billion, then we will become subject to the CFPB’s exclusive examination authority and primary enforcement authority.

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

The Dodd-Frank Act, which was signed into law on July 21, 2010, has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The following items briefly describe some of the key provisions of the Dodd-Frank Act not previously discussed:

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

We were organized in November 2009 and acquired certain of the assets and assumed certain liabilities of the three Failed Banks in July 2010. We also completed controlling investments in TIB Financial in September 2010, Capital Bank Corp. in January 2011, Green Bankshares in September 2011 and Southern Community Financial in October 2012. Because our banking operations began in 2010, we have a limited operating history upon which investors can evaluate our operational performance or compare our recent performance to historical performance. Although we acquired certain assets and assumed certain liabilities or made investments in seven depository institutions which had operated for longer periods of time than we have, their business models and experiences are not reflective of our plans. Accordingly, our limited time running these companies’ operations may make it difficult to predict our future prospects and financial performance based on the prior performance of such depository institutions. Moreover, because a portion of the loans and other real estate we acquired in the acquisitions are covered by the loss sharing agreements and were marked to fair value in connection with our acquisition of the Failed Banks’ businesses, the historical financial results of the acquired banks are less important to an understanding of our future operations. Certain other factors may also make it difficult to predict our future financial and operating performance, including, among others:

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

Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in the southeastern region of the United States. We operate branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of December 31, 2013, 29% of our loans were in Florida, 20% were in Tennessee, 39% were in North Carolina and 12% were in South Carolina. Deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, we and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. In particular, we rely on the leadership and experience in the banking industry of our Chief Executive Officer R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America and has extensive experience executing and overseeing bank acquisitions. The loss of service of Mr. Taylor or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although Messrs. Taylor, Marshall, Singletary and Posner have each entered into an employment agreement with us, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

Our loss sharing agreements impose restrictions on the operation of our business; failure to comply with the terms of our loss sharing agreements with the FDIC or other regulatory agreements or orders may result in significant losses or regulatory sanctions, and we are exposed to unrecoverable losses on the Failed Banks’ assets that we acquired.

In July 2010, we purchased substantially all of the assets and assumed all of the deposits and certain other liabilities of the Failed Banks in FDIC-assisted transactions, and a material portion of our revenue is derived from such assets. Certain of the purchased assets are covered by the loss sharing agreements with the FDIC, which provide that the FDIC will bear 80% of losses on the covered loan assets we acquired in our acquisition of the Failed Banks within the loss sharing agreement period, which expires after 5 years for covered commercial loans and 10 years for covered residential loans. We are subject to audit by the FDIC at its discretion to ensure we are in compliance with the terms of these agreements. We may experience difficulties in complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage.

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

In addition to the loss sharing agreements, in August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with our acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company) is also subject to an Order of the FDIC, dated July 16, 2010 and amended on December 21, 2011 (which we refer to as the “FDIC Order”) issued in connection with the FDIC’s approval of our deposit insurance applications for the Failed Banks. The OCC Operating Agreement requires that Capital Bank maintain various financial and capital ratios and the OCC Operating Agreement and the FDIC Order require prior regulatory notice and consent to take certain actions in connection with operating the business and may restrict Capital Bank’s ability to pay dividends to us and to make changes to its capital structure. A failure by us or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject us to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions, by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent us from executing our business strategy and negatively impact our business, financial condition, liquidity and results of operations.

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

As a result of our recent acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Our interest income, interest expense and net interest margin (which were equal to $293.8 million, $30.1 million and 4.52%, respectively, in 2013) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest-bearing liabilities and our non-interest income (which totaled $52.9 million in 2013) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. In addition, the balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the relevant acquisition. If our assumptions are incorrect or the regulatory agencies to whom we report require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

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

Although we do not have a long enough operating history to have restructured many of our loans for borrowers in financial difficulty, in the future, we may restructure more originated or acquired loans if we believe the borrowers have a viable business plan to fully pay off all obligations. However, for our originated loans, if interest rates or other terms are modified upon extension of credit or if terms of an existing loan are renewed in such a situation and a concession is granted, we may be required to classify such action as a troubled debt restructuring (which we refer to as a “TDR”). We classify loans as TDRs when certain modifications are made to the loan terms and concessions are granted to the borrowers due to their financial difficulty. Generally, these loans [are] restructured to provide the borrower additional time to execute its business plan. With respect to restructured loans, we may grant concessions by (1) reducing of the stated interest rate for the remaining original life of the debt or (2) extending the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. In situations where a TDR is unsuccessful and the borrower is unable to satisfy the terms of the restructured agreement, the loan would be placed on nonaccrual status and written down to the underlying collateral value.

The ratio of our total non-performing loans not covered under loss sharing agreements with the FDIC to total loans has increased from 3.25% as of December 31, 2010 to 4.92% as of December 31, 2013 due primarily to our acquisitions of Capital Bank Corp., Green Bankshares and Southern Community Financial. In addition, the migration of loans to non-performing status based on our evaluation and re-grading of the portfolios of acquired loans following each acquisition, including the acquisitions of the Failed Banks and TIB Financial, has contributed to the increase in such ratio. At the same time, the overall ratio of non-performing loans to total loans declined from 11.12% as of December 31, 2010 to 5.84% as of December 31, 2013. This decline is due primarily to the increased proportion of loans originated by us under our credit policies and underwriting standards and the lower relative proportion of non-performing loans we acquired through the acquisitions of Capital Bank Corp., Green Bankshares and Southern Community Financial as compared to the Failed Banks. Non-performing loans include loans classified as non-accrual as well as loans which may be contractually past due 90 or more days but are still accruing interest either because they are well secured and in the process of collection or because they are accounted for according to accounting guidance for acquired impaired loans. Criticized and classified loans, which management seeks to resolve, totaled $328 million as of December 31, 2013. If management is unable to effectively resolve these loans, they could have a material adverse effect on our consolidated results of operations.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2013, approximately 76% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected.

Additionally, weakness in the secondary market for residential lending could have an adverse impact on our profitability. Significant disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges and uncertainty, including uncertainty with respect to U.S. monetary policy, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, any future mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes and financial stress on borrowers as a result of job losses or other factors could have further adverse effects on borrowers that result in higher delinquencies and charge-offs in future periods, which could adversely affect our financial position and results of operations.

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

As of December 31, 2013, C&D loans totaled $371.8 million (or 8% of our total loan portfolio), of which $71.3 million was for construction and/or development of residential properties and $300.5 million was for construction/development of commercial properties. As of December 31, 2013, non-performing C&D loans covered under FDIC loss share agreements totaled $8.5 million and non-performing C&D loans not covered under FDIC loss share agreements totaled $61.0 million.

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

As of December 31, 2013, our non-owner occupied commercial real estate loans totaled $775.7 million (or 17% of our total loan portfolio). As of December 31, 2013, non-performing non-owner occupied commercial real estate loans covered under FDIC loss share agreements totaled $10.7 million and non-performing non-owner occupied commercial real estate loans not covered under FDIC loss share agreements totaled $35.7 million.

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

As of December 31, 2013, our commercial business loans totaled $1.9 billion (or 41% of our total loan portfolio). Of this amount, $1.1 billion was secured by owner-occupied real estate and $804 million was secured by business assets. As of December 31, 2013, non-performing commercial business loans covered under FDIC loss share agreements totaled $8.3 million and non-performing commercial business loans not covered under FDIC loss share agreements totaled $61.1 million.

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

Non-performing loans covered under loss share agreements with the FDIC totaled $41.8 million, and non-performing loans not covered under loss share agreements with the FDIC totaled $223.8 million as of December 31, 2013. We maintain an allowance for loan losses with respect to loans we originate, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management team through periodic reviews. As of December 31, 2013, the allowance on loans covered by loss share agreements with the FDIC was $13.1 million, and the allowance on loans not covered by loss share agreements with the FDIC was $43.8 million. As of December 31, 2013, the ratio of our allowance for loan losses to nonperforming loans covered by loss share agreements with the FDIC was 31.2%, and the ratio of our allowance for loan losses to non-performing loans not covered by loss share agreements with the FDIC was 19.6%.

The application of the acquisition method of accounting to our completed acquisitions impacted our allowance for loan losses. Under the acquisition method of accounting, all loans were recorded in our financial statements at their fair value at the time of their acquisition and the related allowance for loan loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. We may in the future determine that our estimates of fair value are too high, in which case we would provide for additional loan losses associated with the acquired loans. As of December 31, 2013, the allowance for loan losses on PCI loan pools totaled $37.9 million, of which $13.1 million was related to loan pools covered by loss share agreements with the FDIC and $24.8 million was related to loan pools not covered by loss share agreements with the FDIC.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans that we originate, identification of additional problem loans originated by us and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If trends in the real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. Refer to Note 1. Summary of Accounting Policies and Note 7. Allowance for Loan Losses to our Consolidated Financial Statements for further information about this estimate and our methodology.

We continue to hold and acquire other real estate, which has led to increased operating expenses and vulnerability to additional declines in real property values.

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. At December 31, 2013, we had $129.4 million of OREO. Increased OREO balances have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in our statement of operations. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2013, approximately 87% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of December 31, 2013, the fair value of our investment securities portfolio was approximately $1.2 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, we have historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, we may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

We have a significant deferred tax asset that may not be fully realized in the future.

Our net deferred tax asset totaled $166.7 million as of December 31, 2013, of which $97.1 million was excluded from Tier 1 Capital. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Internal Revenue Code. If our estimates and assumptions about future taxable income are not accurate, the value of our deferred tax asset may not be recoverable and may result in a valuation allowance that would impact our earnings.

If we are unable to maintain sufficient liquidity, we may not be able to meet the cash flow requirements of our depositors and borrowers.

Liquidity is important to our business as our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Further deterioration in the credit markets or market liquidity could present significant challenges in the management of our liquidity and could adversely affect our business, results of operations and prospects. For example, if as a result of a sudden decline in depositor confidence resulting from negative market conditions, a substantial number of bank customers tried to withdraw their bank deposits simultaneously; our reserves may not be able to cover the withdrawals.

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

We expect to depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong deposit base. Because 28% of our deposits as of December 31, 2013 were time deposits, it may prove harder to maintain and grow our deposit base than would otherwise be the case. We are also working to transition certain of our customers to lower cost traditional banking services as higher cost funding sources, such as high interest certificates of deposit, mature. There may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings or investment products or continue their business with us, which could adversely affect our operations. In addition, with recent concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with us is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if we are able to grow and maintain our deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments (or similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions could have an adverse effect on our financial condition and results of operations.

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

A failure in or breach of our security systems or infrastructure, or those of our third-party service providers, could result in financial losses to us or in the disclosure or misuse of confidential or proprietary information, including client information.

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, and other dishonest acts. We provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide electronic banking services to our customers.

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

As a public company, we will incur significant legal, accounting, insurance and other expenses. Compliance with other rules of the SEC and the rules of The Nasdaq Global Select Market (which we refer to as “Nasdaq”) will increase our legal and financial compliance costs and make some activities more time consuming and costly. Beginning with this Annual Report on Form 10-K for our fiscal year ending December 31, 2013, SEC rules require that our Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of our internal controls over financial reporting. Beginning with the fiscal year ending December 31, 2018, or such earlier time as we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “JOBS Act”), our independent registered public accounting firm will be required to attest to our assessment of our internal controls over financial reporting. This process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing staff and our outside auditors and testing of our internal controls over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and expense, may strain our internal resources and have an adverse impact on our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Currently, we take advantage of not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, but we do not currently take advantage of the other reporting exemptions available under the JOBS Act. However, we may avail ourselves of these reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million). We cannot predict if investors will find our Class A common stock less attractive because we do or may rely on these exemptions in the future. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, amended (which we refer to as the “Securities Act”) registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. Although we are not currently taking advantage of this extended transition period, we could choose to do so in the future (so long as we are an emerging growth company) and this could make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in the southeastern region of the United States are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and manmade disasters. Our market areas in Tennessee are susceptible to natural disasters, such as tornadoes and floods. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect our operations or the economies in our current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters.

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

We intend to complement and expand our business by pursuing strategic acquisitions of banks and other financial institutions. Generally, any acquisition of target financial institutions or assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on such applications of approval, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;

•	the financial condition and future prospects of the applicant and the banks involved;

•	the managerial resources of the applicant and the banks involved;

•	the convenience and needs of the community, including the record of performance under the CRA;

•	the effectiveness of the applicant in combating money-laundering activities; and

•	the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.

Such regulators could deny our application based on the above criteria or other considerations or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of any acquisition. In addition, prior to the submission of an application our regulators could discourage us from pursuing strategic acquisitions or indicate that regulatory approvals may not be granted on terms that would be acceptable to us, which could have the same effect of restricting our growth or reducing the benefit of any acquisitions.

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

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”). Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

The short-term and long-term impact of the new regulatory capital standards and the new capital rules is uncertain.

As discussed in detail above, the federal banking agencies recently revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to effect the implementation of the Basel III Accords. The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. These minimums are outlined above. Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. For us, as a bank holding company, common equity Tier 1 capital, a new category, includes only common stock, related surplus, retained earnings and qualified minority investments.

Additional Tier 1 capital includes non-cumulative perpetual preferred stock, certain qualifying minority interests, and for bank holding companies with less than $15 billion in consolidated assets, cumulative perpetual preferred stock and grandfathered trust preferred securities. Tier 2 capital includes subordinated debt, certain qualifying minority investments, and for bank holding companies with less than $15 billion in consolidated assets, non-qualifying capital instruments issued before May 19, 2010 that exceed 25% of Tier 1. Bank holding companies are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. The capital rules also codify a Tier 1 leverage ratio that has long been used by the agencies as an indicator of risk.

Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the asset or counterparty. The revised capital rules also modified the risk-weights applied to particular on and off balance sheet assets.

The revised capital rules require banks and bank holding companies to maintain a common equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5% to be deemed “well capitalized.” Although these new capital ratios become effective as of January 1, 2015, the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. Our regulatory capital ratios and those of Capital Bank are in excess of the levels established for “well-capitalized” institutions. However, we cannot be certain what the impact of changes to existing capital guidelines will have on us or Capital Bank.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s primary administrative offices are located at 121 Alhambra Plaza Suite 1601 Coral Gables, Florida. We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branch and other facilities. We include here by reference the additional information regarding our properties in Note 9 Premises and Equipment in Item 8 of this Report.

We currently lease approximately 356,000 square feet of office and operations space in Florida, North Carolina, South Carolina and Tennessee. We operate 34 branches in Florida, 53 in North Carolina, 13 in South Carolina, 62 in Tennessee and one in Virginia. Of these branches, 48 were leased and the rest were owned. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining.

ITEM 3: LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “CBF” since September 20, 2012. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B non-voting common stock and it is not listed on any stock exchange. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ Global Select Market:

	2013
(Quarter Ended)	High	Low
March 31,	18.50	15.22
June 30,	19.08	16.12
September 30,	22.69	18.80
December 31,	23.60	21.44

	2012
(Quarter Ended)	High	Low
September 30, (from September 20, 2012)	18.19	18.00
December 31,	18.41	16.90

On December 31, 2013, the closing price per share of our Class A common stock on the NASDAQ Global Select Market was $22.75. As of December 31, 2013, there were approximately 1,853 holders of record for our Class A common stock and approximately 19 holders of record for our Class B non-voting common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners and whose shares are held in street name by brokers or other nominees.

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

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation – Equity Compensation Plan Information” of our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

STOCK PRICE PERFORMANCE GRAPH

The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts. The stock price performance graph below compares the cumulative total return of the Company, Nasdaq Composite Index and a peer group index.

Share Repurchases

The following table provides information about repurchases of the Company’s common stock by the Company during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
October 1- 31	305,042	$21.99	305,042	$80,408,494
November 1 – 30	16,834	21.98	16,834	80,037,707
December 1 – 31	—	—	—	80,037,707

Total	321,876	$21.99	321,876	$80,037,707

During 2013, the Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common stock to be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program did not obligate the Company to repurchase any particular amount of shares. During 2013, the Company repurchased $70.0 million, or 3,761,317 common shares at an average price of $18.60 per share. As of December 31, 2013, the Company had approximately $80.0 million of remaining availability for future share repurchase under the current authorization.

The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheet and statement of changes in shareholders’ equity.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this report. The selected historical consolidated financial information set forth below as of or for the year ended December 31, 2013 and 2012 or for the year ended December 31, 2013, 2012 and 2011 has been derived from our consolidated financial statements included elsewhere in this 10-K.

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

The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2013 includes our results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2012 includes our results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial, subsequent to October 1, 2012. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2011, includes our results, including First National Bank, Metro Bank, Turnberry Bank and TIB Financial, as well as the results of Capital Bank Corp. subsequent to January 28, 2011 and Green Bankshares subsequent to September 7, 2011. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2010 includes our results, including First National Bank, Metro Bank and Turnberry Bank subsequent to July 16, 2010 and TIB Financial subsequent to September 30, 2010.

Because substantially all of our business is composed of acquired operations and because the operations of each acquired business were substantially changed in connection with its acquisition, our results of operations for the year ended December 31, 2013, for the year ended December 31, 2012 and for the year ended December 31, 2011 reflect different operations in different periods (or portions of periods) and therefore cannot be meaningfully compared. In addition, results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheet at their estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Banks and of TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial.

	As of and for the Year Ended December 31, 2013	As of and for the Year Ended December 31, 2012	As of and for the Year Ended December 31, 2011	As of and for the Year Ended December 31, 2010	As of December 31, 2009 and for the period From November 30 through December 31, 2009
(Dollars in thousands)
Summary Results of Operations
Interest and dividend income	$293,756	$294,280	$227,912	$42,745	$72
Interest expense	30,181	39,056	36,592	6,234	—

Net interest income	263,575	255,224	191,320	36,511	72
Provision for loan losses	14,118	24,491	38,396	753	—

Net interest income after provision for loan losses	249,457	230,733	152,924	35,758	72

Non-interest income	52,966	62,708	40,811	19,615	—
Non-interest expense	236,209	259,958	181,779	44,377	214

Income (loss) before income taxes	66,214	33,483	11,956	10,996	(142)
Income tax expense (benefit)	27,370	(21,542)	4,434	(1,041)	(50)

Net income (loss) before attribution of noncontrolling interests	38,844	55,025	7,522	12,037	(92)
Net income (loss) attributable to noncontrolling interests	—	4,534	1,310	7	—

Net income (loss) attributable to Capital Bank Financial Corp.	$38,844	$50,491	$6,212	$12,030	$(92)

Summary Balance Sheet Data
Cash and cash equivalents	$164,441	$734,874	$709,963	$886,925	$526,711
Investment securities	1,156,887	1,006,744	826,911	479,716	—
Loans held for sale	8,012	11,276	20,746	9,690	—
Loans receivable:
Not covered under FDIC loss sharing agreements	4,258,661	4,324,204	3,731,125	1,046,463	—
Covered under FDIC loss sharing agreements.	285,356	400,010	550,592	696,284	—
Allowance for loan losses	(56,851)	(57,262)	(34,749)	(753)	—

Net loans	4,487,166	4,666,952	4,246,968	1,741,994	—

Other real estate owned	129,396	154,093	168,781	70,817	—
FDIC indemnification assets	33,610	49,417	66,282	91,467	—
Receivable from FDIC	7,624	8,486	13,315	46,585	—
Goodwill and intangible assets, net	155,352	160,623	142,652	51,878	—
Other assets	475,073	514,488	390,762	117,919	50

Total assets	$6,617,561	$7,306,953	$6,586,380	$3,496,991	$526,761

Deposits	5,185,063	5,872,868	5,125,184	2,260,097	—
Advances from FHLB	96,278	1,460	221,018	243,067	—
Borrowings	163,411	221,938	194,634	84,856	—
Other liabilities	60,021	55,344	54,634	27,735	441

Total liabilities	5,504,773	6,151,610	5,595,470	2,615,755	441

Shareholders’ equity	1,112,788	1,155,343	990,910	881,236	526,320

Total liabilities and shareholders’ equity	$6,617,561	$7,306,953	$6,586,380	$3,496,991	$526,761

(Dollars and shares in thousands, except per share data)	As of and for the Year Ended December 31, 2013	As of and for the Year Ended December 31, 2012	As of and for the Year Ended December 31, 2011	As of and for the Year Ended December 31, 2010	As of and for the Year Ended December 31, 2009
Earnings per share
Basic	$0.74	$1.06	$0.14	$0.31	$(0.01)
Diluted	$0.73	$1.04	$0.14	$0.31	$(0.01)
Tangible book value per share	$18.55	$18.01	$17.25	$18.39	$18.86
Weighted average shares outstanding:
Basic	52,614	47,779	45,122	38,206	8,244
Diluted	53,493	48,337	45,384	38,206	8,244
Common shares outstanding	52,098	55,846	46,150	45,120	27,907
Performance Ratios
Return on average assets	0.57%	0.83%	0.14%	0.76%	(0.64)%
Return on average equity	3.43%	5.25%	0.79%	1.67%	(0.64)%
Return on average assets attributable to CBF	0.57%	0.76%	0.12%	0.76%	(0.64)%
Return on average equity attributable to CBF	3.43%	4.82%	0.65%	1.67%	(0.64)%
Net interest margin	4.40%	4.42%	4.04%	2.51%	0.50%
Interest rate spread	4.27%	4.27%	3.86%	2.14%	0.50%
Efficiency ratio(1)	74.62%	81.77%	78.31%	79.07%	NM
Average interest-earning assets to average interest-bearing liabilities	126.44%	122.30%	123.33%	186.59%	NA
Average loans receivable to average deposits	83.44%	82.72%	83.54%	79.59%	NA
Cost of interest-bearing liabilities	0.64%	0.82%	0.95%	0.80%	NA
Asset Quality
Non-performing loans to loans receivable(2):
Not covered under loss sharing agreements with the FDIC	4.92%	6.12%	6.00%	3.25%	NA
Covered under loss sharing agreements with the FDIC	0.92%	1.61%	2.89%	7.88%	NA
Total non-performing loans to loans receivable	5.84%	7.73%	8.89%	11.12%	NA
Non-performing assets to total assets:
Not covered under loss sharing agreements with the FDIC	4.97%	5.59%	5.83%	2.28%	NA
Covered under loss sharing agreements with the FDIC	1.01%	1.54%	2.59%	5.37%	NA
Total non-performing assets to total assets	5.98%	7.13%	8.42%	7.65%	NA
Allowance for loan losses to non-performing loans:
Not covered under loss sharing agreements with the FDIC	19.57%	13.94%	13.45%	1.33%	NA
Covered under loss sharing agreements with the FDIC	31.24%	22.11%	27.99%	—	NA
Total allowance for loan losses to non-performing loans	21.40%	15.64%	9.08%	0.39%	NA
Capital Ratios
Average equity to average total assets	16.52%	15.84%	17.86%	45.51%	99.79%
Tangible common equity(3)	14.82%	13.92%	13.16%	24.08%	99.92%
Tier 1 leverage	14.95%	13.65%	12.55%	24.30%	NM
Tier 1 risk-based capital	19.74%	19.92%	19.31%	41.80%	NM
Total risk-based capital	21.00%	21.18%	20.24%	41.90%	NM

(1)	Non-interest expense divided by sum of net interest income and non-interest income.
(2)	Non-performing loans include non-accrual loans and loans past due over 90 days that retain accrual status due to accretion of income on PCI loans.
(3)

The tangible common equity ratio is a non-GAAP measure which we believe provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common equity (calculated in accordance with the FDIC Order) divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock, goodwill and other intangible assets, net of accumulated amortization and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides reconciliations of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in millions)	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Shareholders’ equity	$1,112,788	$1,155,343	$990,910	$881,236	$526,320
Less: Preferred stock	—	—	—	—	—
Less: Goodwill and intangible assets, net	(155,352)	(160,623)	(142,652)	(51,878)	—

Tangible common shareholders’ equity	$957,436	$994,720	$848,258	$829,358	$526,320

Total assets	$6,617,561	$7,306,953	$6,586,380	$3,496,991	$526,761
Less: Goodwill and intangible assets, net	(155,352)	(160,623)	(142,652)	(51,878)	—

Tangible assets	$6,462,209	$7,146,330	$6,443,728	$3,445,113	$526,761

Tangible common equity ratio	14.82%	13.92%	13.16%	24.08%	99.92%

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the audited consolidated statements of condition as of December 31, 2013 and 2012, and statements of income for the years ended December 31, 2013, 2012 and 2011. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events may differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this report. See “Cautionary Notice Regarding Forward Looking Statements” in the beginning of this report.

The following discussion pertains to our historical results, which includes the operations of First National Bank, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp. Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. Throughout this discussion, unless the context suggests otherwise, references to “Old Capital Bank” refer to Capital Bank Corp.’s banking subsidiary prior to June 30, 2011, the date on which NAFH National Bank merged with Old Capital Bank and changed its name to Capital Bank, National Association.

Throughout this discussion we collectively refer to the above acquisitions as the “acquisitions”.

Overview

We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits of the three Failed Banks from the FDIC. We operate 163 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

We were founded by a group of experienced bankers with a multi-decade record of leading, operating, acquiring and integrating financial institutions:

Our executive management team is led by our Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America Corp., where his career spanned 38 years and included responsibilities as Vice Chairman and President of the Consumer and Commercial Bank. Mr. Taylor also served on Bank of America’s Risk & Capital and Management Operating Committees. He has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks, Inc.

Our Chief Financial Officer, Christopher G. Marshall, has over 31 years of financial and managerial experience, including serving as Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC, Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Mr. Marshall also served as Chief Financial Officer of Bank of America’s Consumer Products Group. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services.

Our Chief Credit Officer, R. Bruce Singletary, has over 33 years of experience, including 20 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region, where he established a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).

Our Chief of Investment Analytics and Investor Relations Executive, Kenneth A. Posner, spent 13 years as an equity research analyst including serving as a Managing Director at Morgan Stanley focusing on a wide range of financial services firms. Mr. Posner also served in the United States Army, rising to the rank of Captain and has received professional designations as a Certified Public Accountant, a Chartered Financial Analyst and for Financial Risk Management.

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

On September 30, 2010, we invested approximately $175.0 million in TIB Financial (“TIBB”), a publicly held bank holding company headquartered in Naples, Florida with approximately $1.7 billion in assets at the acquisition date and, after giving effect to a subsequent rights offering to legacy TIB Financial shareholders, we acquired approximately 94% of TIB Financial’s common stock. The acquired assets included loans with an estimated fair value of $1.0 billion at the acquisition date. This acquisition expanded our geographic reach in Florida to include markets that we believe have particularly attractive deposit customer characteristics and provided a platform to support our future growth.

On January 28, 2011, we invested approximately $181.1 million in Capital Bank Corp. (“CBKN”), a publicly held bank holding company headquartered in Raleigh, North Carolina with approximately $1.7 billion in assets at the acquisition date and, after giving effect to a subsequent rights offering to legacy Capital Bank Corp. shareholders, we acquired approximately 83% of Capital Bank Corp.’s common stock. The acquired assets included loans with an estimated fair value of $1.1 billion at the acquisition date. This transaction gave us a strong presence in fast-growing North Carolina markets, including the Raleigh MSA, which, according to SNL Financial, has the fifth highest projected population growth rate in the nation, with over 13% growth projected between 2011 and 2016.

On September 7, 2011, we invested approximately $217.0 million in Green Bankshares (“GRNB”), a publicly held bank holding company headquartered in Greeneville, Tennessee with approximately $2.4 billion in assets at the acquisition date, and we acquired approximately 90% of Green Bankshares’s common stock. The acquired assets included loans with an estimated fair value of $1.3 billion at the acquisition date. This transaction extended our market area into the fast-growing Tennessee metropolitan areas of Nashville and Knoxville.

On September 24, 2012, our majority owned subsidiaries, TIBB, CBKN and GRNB, merged with and into Capital Bank Financial Corp. (“CBF”), with CBF continuing as the surviving corporation (the “Reorganization”). Upon completion of the reorganization the outstanding common shares held by the minority shareholders were converted into an aggregate of 3.7 million shares of CBF’s Class A common stock.

On October 1, 2012, we acquired all of the common equity interest in Southern Community Financial Corporation (“SCMF”), a publicly held bank holding company headquartered in Winston Salem, North Carolina. The merger consideration for all of the common equity interest consisted of approximately $52.4 million in cash. This acquisition expanded our presence in the North Carolina markets.

The following table sets forth the fair value of the assets we acquired in each of our acquisitions as of the applicable acquisition date and shows the acquisition price as a percentage of the most recently reported tangible book value of the assets prior to acquisition accounting and the tangible book value in accordance with the acquisition method of accounting:

(Dollars in millions)				Acquisition Price Per Share
Target	Announcement Date	Acquisition Date	Fair Value of Assets Acquired	Percent of Last Reported Tangible Book Value(1)	Percent of Tangible Book Value Per Share in Accordance with Acquisition Accounting(2)
First National Bank	July 16, 2010	July 16, 2010	$602	NA	109.3%
Metro Bank	July 16, 2010	July 16, 2010	$393	NA	30.0%
Turnberry Bank	July 16, 2010	July 16, 2010	$228	NA	NM (3)
TIB Financial	June 28, 2010	September 30, 2010	$1,737	25.4%	125.4%
Capital Bank Corp	November 3, 2010	January 28, 2011	$1,728	45.1%	125.1%
Green Bankshares	May 5, 2011	September 7, 2011	$2,365	41.0%	117.2%
Southern Community Financial	March 27, 2012	October 1, 2012	$1,410	94.5%	125.6%

(1)	Last reported tangible book value is based on the tangible book value per share amount as disclosed by the institution in the quarter immediately preceding the announcement of the acquisition.

(2)

Tangible book value for the investment or purchase by us reflects all assets and liabilities recorded at fair value in accordance with acquisition accounting subsequent to repurchase and cancellation of TARP preferred stock as applicable. Tangible book value per share is calculated by subtracting goodwill and intangible assets, net of any associated deferred tax liabilities, from the total stockholders’ equity of the acquired entity, subsequent to acquisition accounting adjustments, and dividing this difference by the total number of common shares of the acquired entity. For the Failed Banks, the number of common shares is assumed to be 1. For the acquisition of TIB Financial, the denominator includes the common share equivalents resulting from assuming the conversion of the preferred shares issued to us as of the acquisition date were converted as of that date.

(3)	Not a meaningful ratio because consideration of $16.9 million was received on this transaction. Tangible book value acquired was a negative $13.0 million.

Comparability to Past Periods

The consolidated financial information presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013 includes our consolidated results including the Failed Banks, TIBB, CBKN, GRNB and SCMF. For the year ended December 31, 2012, our consolidated results, include the Failed Banks, TIBB, CBKN, GRNB and SCMF subsequent to October 1, 2012. For the year ended December 31, 2011, our consolidated results include the Failed Banks, TIBB, the results of CBKN subsequent to January 28, 2011 and GRNB subsequent to September 7, 2011.

Results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheets at their estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed immediately prior to acquisition. Additionally, certain adjustments were made in the third quarter of 2013 in regard to the fair values assigned in the acquisition of SCMF as further described in Note 2. Business Combinations and Acquisitions.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, see Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements or Critical Accounting Policies section below.

Income Statement Metrics

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. The net interest margin represents net interest income divided by average interest-earning assets. We earn interest income from interest, dividends and fees earned on interest-earning assets, the recognition of accretable yield associated with purchased credit impaired loans, and the amortization and accretion of discounts and premiums on investment securities. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization and accretion of discounts and premiums on purchased time deposits and debt. We seek to maintain our net interest margin by originating commercial and consumer loans we believe to be high-quality and funding these assets primarily with low-cost customer deposits. References throughout this discussion to “commercial loans” include commercial & industrial and owner occupied commercial real estate loans, and references to “commercial real estate loans” include non-owner occupied commercial real estate loans, construction and development loans and multifamily commercial real estate loans.

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

Non-interest Income

Non-interest income includes service charges on deposit accounts, debit card income, fees on mortgage loans originated and sold, investment advisory and trust fees, income, losses and amortization on the FDIC indemnification asset, other operating income and investment securities gains and losses.

Non-interest Expense

Non-interest expense includes salary and employee benefits, net occupancy and equipment expense, conversion and merger related expenses, accounting, legal and other professional expenses, FDIC and state assessments, foreclosed asset related expenses and other operating expenses. We monitor the ratio of non-interest expense to net revenues (net interest income plus non-interest income), which is commonly known as the efficiency ratio.

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

Balance Sheet Drivers

Loan Growth

We monitor new loan production on a weekly basis by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating commercial and consumer loans that we believe to be of high quality. For the year ended December 31, 2013, we originated $667.8 million of commercial loans, $330.6 million of consumer loans, $224.4 million of commercial real estate loans and $30.1 million of other loans. For the year ended December 31, 2012, we originated $558.5 million of commercial loans, $206.6 million of consumer loans, $80.8 million of commercial real estate loans and $26.9 million of other loans.

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

In marking the legacy loan portfolios to fair value at acquisition, we segregated similar loans into pools and value those pools by projecting lifetime cash flows for each loan based on assumptions about yield, average life and credit losses and then discounting those cash flows to present value. Because of the accounting treatment, for acquired impaired loans, loans with similar risk characteristics are pooled and we no longer report these loans as non-accrual loans or report charge-offs with respect to these loans. Rather, we monitor the performance of our legacy portfolio against our projections. Each quarter we update our assessment of cash flows for the acquired impaired loans in each pool. To the extent that we make unfavorable changes to estimates of lifetime credit losses for loans in a given pool (other than due to decreases in interest rate indices) which result in the present value of cash flows from the pool being less than our recorded investment of the pool, we record a provision for loan losses, resulting in an increase in the allowance for loan losses for that pool. For any pool where the present value of our most recent estimate of future cumulative lifetime cash flows has increased above its recorded investment, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will increase future interest income as a prospective yield adjustment over the remaining life of the pool to a rate which, when used to discount the expected cash flows, results in the present value of such cash flows equaling the recorded investment of the pool at the time of the estimate.

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

Results of Operations

Overview

For the year ended December 31, 2013, we had net income of $38.8 million, or $0.73 per diluted share. Results for the year included a tax adjustment of $1.6 million associated with changes in certain statutory rates that were enacted into law, which are effective in future years, a $0.3 million gain on investment securities, $2.8 million of contingent value right (“CVR”) expense, $0.1 million of merger and conversion related expense, $4.9 million of stock-based compensation associated with original founder awards and a $0.1 million net gain on extinguishment of debt related to $42.5 million in prepayments of trust preferred securities.

Operating and financial highlights for the year ended December 31, 2013 include the following:

•	Loan originations of $1.3 billion;

•	Cost of deposits declined 16 basis points to 0.40%;

•	Legacy credit expenses totaled $41.5 million, including related compensation costs, a 22% decline;

•	Net interest margin remained stable at 4.40%.;

•	Efficiency ratio and core efficiency ratio declined by 7% and six basis points to 74.6% and 72.2%, respectively;

•	ROA declined 26 basis points mainly as a result of a $34.0 million tax benefit in 2012; Core ROA increased 11 basis points to 0.68%;

•	Repurchased 3,761,317 shares of common stock at an average price of $18.60 and ended the year with a Tier I leverage ratio of 14.9%; and

•	Tangible book value per share increased $0.54 to $18.55.

Net Interest Income

Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks, investment securities, federal funds sold and securities purchased under agreements to resell. Our interest-bearing liabilities include deposits, federal funds purchased, subordinated debentures, repurchase agreements and other short-term borrowings.

	Year Ended December 31, 2013			Year Ended December 31, 2012
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)	$4,574,397	$274,577	6.00%	$4,344,326	$273,679	6.30%
Investment securities (1)	1,179,668	17,658	1.50%	1,078,025	19,054	1.77%
Interest-bearing deposits in other banks	215,894	543	0.25%	341,242	846	0.25%
FHLB and FRB stock	39,060	2,027	5.19%	39,285	1,830	4.66%

Total interest-earning assets	6,009,019	294,805	4.91%	5,802,878	295,409	5.09%
Non-interest-earning assets:
Cash and due from banks	107,145			101,996
Other assets	738,837			714,379

Total non-interest-earning assets	845,982			816,375

Total assets	$6,855,001			$6,619,253

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$1,751,785	$16,585	0.95%	$2,039,301	$21,423	1.05%
Money market	1,023,069	2,268	0.22%	945,432	3,970	0.42%
Negotiable order of withdrawal accounts	1,272,065	2,125	0.17%	1,110,878	2,943	0.26%
Savings deposits	516,941	1,075	0.21%	384,104	1,174	0.31%

Total interest-bearing deposits	4,563,860	22,053	0.48%	4,479,715	29,510	0.66%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	41,329	57	0.14%	118,772	953	0.80%
Long-term borrowings	147,185	8,072	5.48%	146,477	8,594	5.87%

Total interest-bearing liabilities	$4,752,374	$30,182	0.64%	$4,744,964	$39,057	0.82%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	918,087			772,404
Other liabilities	52,147			53,330
Shareholders’ equity	1,132,393			1,048,555

Total non-interest-bearing liabilities and shareholders’ equity	2,102,627			1,874,289

Total liabilities and shareholders’ equity	$6,855,001			$6,619,253

Interest rate spread (tax equivalent basis)			4.27%			4.27%

Net interest income (tax equivalent basis)		$264,623			$256,352

Net interest margin (tax equivalent basis)			4.40%			4.42%
Average interest-earning assets to average interest-bearing liabilities	126.44%			122.30%

(1)

Average loans and securities include non-performing assets. Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Due to Changes (1) in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$14,132	$(13,234)	$898
Investment securities (2)	1,692	(3,088)	(1,396)
Interest-bearing deposits in other banks	(315)	12	(303)
FHLB and FRB stock	(11)	208	197

Total interest income	$15,498	$(16,102)	$(604)

Interest expense
Time deposits	$(2,845)	$(1,993)	$(4,838)
Money market	303	(2,005)	(1,702)
Negotiable order of withdrawal accounts	383	(1,201)	(818)
Savings deposits	339	(438)	(99)
Short-term borrowings and FHLB advances	(395)	(501)	(896)
Long-term borrowings	41	(563)	(522)

Total interest expense	$(2,174)	$(6,701)	$(8,875)

Change in net interest income	$17,672	$(9,401)	$8,271

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

Year ended December 31, 2013 compared to Year ended December 31, 2012

Our net interest income for 2013 increased by $8.4 million, or 3.3%, to $263.6 million from $255.2 million in 2012. The increase reflects a full year of net interest income from our SCMF acquisition, partially offset by a decline in loan portfolio yields. Contributing to the increase in net interest income was a decline in rates paid across all deposit types, the prepayment of high coupon trust preferred securities and the repayment of FHLB advances during the second half of 2012. The net interest margin of 4.40% remained relatively flat year-over-year. Loan yields decreased to 6.00% for 2013 from 6.30% in 2012, largely driven by new loan originations of $1.3 billion with an average yield of 3.90% compared to 2012 originations of $0.9 billion with an average yield of 4.66%. The decrease in origination yields is partly due to the change in our production mix favoring lower variable rate products, the majority of which are commercial and industrial loans. Securities yields decreased to 1.50% in 2013 from 1.77% in 2012 due to interest rates remaining at historic lows limiting the yield of reinvestment of cash flows of higher yield investments acquired with our legacy banks. Our cost of funds declined to 0.53% for 2013 from 0.71% in 2012 due to a decline in rates across all deposit types, led by a rate decline of 10 basis points and reduced volumes in high-cost legacy time deposits as a result of continued planned shrinkage. In addition, borrowing rates declined due to the repayment of FHLB advances in 2012 and prepayment of $42.5 million of high coupon trust preferred securities.

	Year Ended December 31, 2012			Year Ended December 31, 2011
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans(1)	$4,344,326	$273,679	6.30%	$3,298,499	$205,867	6.24%
Investment securities(1)	1,078,025	19,054	1.77%	777,802	20,346	2.62%
Interest-bearing deposits in other banks	341,242	846	0.25%	659,220	2,328	0.35%
FHLB stock	39,285	1,830	4.66%	32,134	758	2.36%

Total interest-earning assets	5,802,878	295,409	5.09%	4,767,655	229,299	4.81%
Non-interest-earning assets:
Cash and due from banks	101,996			65,256
Other assets	714,379			528,214

Total non-interest-earning assets	816,375			593,470

Total assets	$6,619,253			$5,361,125

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$2,039,301	$21,423	1.05%	$2,032,034	$21,296	1.05%
Money market	945,432	3,970	0.42%	595,910	3,974	0.67%
Negotiable order of withdrawal accounts	1,110,878	2,943	0.26%	614,627	2,509	0.41%
Savings deposits	384,104	1,174	0.31%	203,031	925	0.46%

Total interest-bearing deposits	4,479,715	29,510	0.66%	3,445,602	28,704	0.83%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	118,772	953	0.80%	317,962	2,652	0.83%
Long-term borrowings	146,477	8,594	5.87%	102,288	5,236	5.12%

Total interest-bearing liabilities	$4,744,964	$39,057	0.82%	$3,865,852	$36,592	0.95%
Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	772,404			502,732
Other liabilities	53,330			34,841
Shareholders’ equity	1,048,555			957,700

Total non-interest-bearing liabilities and shareholders’ equity	1,874,289			1,495,273

Total liabilities and shareholders’ equity	$6,619,253			$5,361,125

Interest rate spread (tax equivalent basis)			4.27%			3.86%

Net interest income (tax equivalent basis)		$256,352			$192,707

Net interest margin (tax equivalent basis)			4.42%			4.04%
Average interest-earning assets to average interest-bearing liabilities	122.30%			123.33%

(1)

Average loans and securities include non-performing assets. Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Rate/Volume Analysis

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Due to (1) Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans(2)	$65,866	$1,946	$67,812
Investment securities(2)	6,469	(7,761)	(1,292)
Interest-bearing deposits in other banks	(916)	(566)	(1,482)
FHLB stock	199	873	1,072

Total interest income	$71,618	$(5,508)	$66,110

Interest expense
Time deposits	$76	$51	$127
Money market	1,802	(1,806)	(4)
Negotiable order of withdrawal accounts	1,530	(1,096)	434
Savings deposits	627	(378)	249
Short-term borrowings and FHLB advances	(1,602)	(97)	(1,699)
Long-term borrowings	2,509	849	3,358

Total interest expense	$4,942	$(2,477)	$2,465

Change in net interest income	$66,676	$(3,031)	$63,645

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

Year ended December 31, 2012 compared to Year ended December 31, 2011

Our net interest income for 2012 increased by $63.9 million or 33.4% to $255.2 million, from $191.3 million for 2011. The increase reflects the inclusion of SCMF, acquired on October 1, 2012, and a full year of net interest income from GRNB. The net interest margin increased 38 basis points to 4.42% for 2012 as compared to 4.04% for 2011 due to an increase in our net interest income spread, which was 4.27% for 2012 as compared to 3.86% for 2011. Loan yields increased to 6.30% from 6.24% primarily due to increased yields on PCI loans resulting from improved expected cash flows on these loans. Security yields declined to 1.77% from 2.62% as investments with high prepayment risk were sold during the year. Cost of funds declined to 0.71% for 2012 from 0.84% for 2011 due to growth in the relative proportion of, and reduced costs of, core deposits. The net decrease in borrowings resulted from repayment of $221.0 million in FHLB advances in continuation of a deleveraging strategy, partially offset by an increase in long-term borrowings due to the addition of the SCMF trust preferred securities.

Provision for Loan Losses

The following table presents the provision for loan losses for PCI and non-PCI loans for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011

(Reversal of) provision for loan losses on PCI loans	$(1,923)	$13,462	$26,317
Provision for loan losses on non-PCI loans	16,041	11,029	12,079

Provision for Loan Losses	$14,118	$24,491	$38,396

Year ended December 31, 2013 compared to year ended December 31, 2012

The provision for loan losses for the year ended December 31, 2013 was $14.1 million. The provision was comprised of $16.7 million related to the increase in the allowance for loan losses established for originated loans, partially offset by reversal of approximately $0.7 million related to acquired loans which were not considered impaired at the date of acquisition and $1.9 million in net impairment reversals due to improvements in our expectations for future cash flows for acquired impaired loans. We originated $1.3 billion in new loans during 2013. Of the $16.7 million related to the increase in the allowance for loan losses for originated loans, $7.8 million, which was charged off during 2103, related to a single commercial credit relationship associated with suspected fraud. Of the $1.9 million in net impairment reversals related to the acquired impaired loans, approximately $3.8 million of provision reversals resulted from improved expected cash flows from the covered portfolio partially offset by additional impairment of $1.9 million from the non-covered portfolio. We are covered by indemnification agreements with the FDIC for the covered loan portfolio, and a decrease in the value of the indemnification asset of approximately $2.7 million was associated with the provision for loan losses reversal for these loans during 2013.

The provision for loan losses for the year ended December 31, 2012 was $24.5 million. The provision was comprised of approximately $13.5 million related to additional impairment identified for acquired impaired loans, $3.4 million related to acquired loans which were not considered impaired at the date of acquisition and $7.6 million related to the increase in the allowance for loan losses established for originated loans. We originated $872.8 million in new loans during 2012. Of the $13.5 million related to the acquired impaired loans, approximately $5.1 million and $8.4 million resulted from the covered portfolio and the non-covered portfolio, respectively. An increase in the value of the indemnification asset of approximately $4.7 million was associated with the provision for loan losses required for covered loans during 2012.

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

Changes in expected cash flows on loan pools resulted from several factors, which include actual and projected maturity date extensions through renewals of certain loans along with maturity extensions related to workout strategies or borrower requests on other loans; improved precision in the cash flow estimation; actual payment and loss experience on certain loans; and changes to the internal risk ratings of certain loans. When actual and projected maturity dates are extended beyond the dates assumed in previous cash flow estimations, the expected lives of those loans are extended and cash flows as well as impairment and accretable yield can change. We forecast the payment stream of each pool of PCI loans at the original acquisition-date valuation as well as at each subsequent re-estimation date; however, previously un-forecasted loan renewals or extensions can occur as the borrowers’ cash flow needs and other circumstances change over time. Cash flow estimates have generally improved since the acquisition dates as our lending officers and credit administration department have been in regular contact with each borrower and have developed a fuller understanding of each borrowers’ financial condition and business or personal needs. Actual payment experience on certain loans can also change expected cash flows as problem loan resolutions, loan payoffs and prepayments occur. Finally, changes to the risk ratings of certain PCI loans occur based on our evaluation of the financial condition of borrowers. As the financial condition and repayment ability of borrowers improve over time, our policy is to upgrade the risk ratings associated with these loans and increase our cash flow expectations for these loans. Conversely, as the financial condition and repayment ability of borrowers deteriorate over time, our policy is to downgrade the associated risk ratings and decrease our cash flow expectations for these loans accordingly. Overall, improved expected cash flows on PCI loans resulted from higher than anticipated payoffs which led to a net reversal of provision during 2013.

The table below illustrates the impact of our fourth quarter 2013 estimates of expected cash flows on PCI loans on impairment and prospective yield:

		Weighted Average Prospective Yields
(Dollars in thousands)	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (2)	Weighted Average Note Rate	Weighted Average Life (Years)

Covered loan pools (1)	$13,051	6.09%	7.65%	$254,715	5.10%	2.81
Non-covered loan pools (1)	24,849	5.59%	7.27%	1,622,829	5.21%	3.30

Total	$37,900	5.67%	7.32%	$1,877,544	5.19%	3.24

(1)	Covered loan pools are comprised of loans acquired in acquisition of the Failed Banks with loans types guaranteed by the FDIC under loss sharing agreements. Accordingly, certain pools classified as covered may include individual loans which are not, or are no longer covered.

(2)	Loan balance represents the recorded investment of all loans in the covered and non-covered pools, respectively. Not all covered loans are classified as PCI.

Year ended December 31, 2012 compared to year ended December 31, 2011

The provision for loan losses of $24.5 million recorded during 2012 reflects approximately $13.5 million related to additional impairment identified for acquired impaired loans, $3.4 million related to acquired loans which were not considered impaired at the date of acquisition and $7.6 million related to the increase in the allowance for loan losses established for originated loans. We originated $872.8 million in new loans during year ended December 31, 2012. Of the $13.5 million related to the acquired impaired loans, approximately $5.1 million and $8.4 million resulted from the covered portfolio and the non-covered portfolio, respectively. An increase in the value of the indemnification asset of approximately $4.7 million was associated with the provision for loan losses required for covered loans during 2012.

The provision for loan losses of $38.4 million recorded as of December 31, 2011 reflects approximately $26.3 million related to additional impairment identified for acquired impaired loans, $4.2 million related to acquired loans which were not considered impaired at the date of acquisition and $7.9 million related to the increase in the allowance for loan losses established for loans originated subsequent to acquisition. The Company reported new loan originations of approximated $728.4 million during 2011. Of the $26.3 million related to acquired impaired loans, approximately $11.8 million resulted from the covered portfolio and $14.5 million resulted from the non-covered portfolio. An increase in the value of the indemnification asset of approximately $9.5 million was associated with the provision for loan losses required for covered loans during 2011.

Non-interest Income

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Service charges on deposit accounts	$24,569	$24,011	$13,385
Debit card income	11,533	10,516	6,281
Fees on mortgage loans originated and sold	5,401	5,994	2,791
Investment advisory and trust fees	2,455	1,368	2,184
FDIC indemnification asset (expense) income	(5,656)	1,325	7,627
Legal settlements and insurance recoveries	1,900	3,460	—
Investment securities gains, net	68	8,575	4,738
OREO revenue	1,923	785	—
Gain on exchange of partnership interest	1,536	—	—
Other	9,237	6,674	3,805

Total non-interest income	$52,966	$62,708	$40,811

Year ended December 31, 2013 compared to year ended December 31, 2012

Non-interest income decreased to $53.0 million for 2013 from $62.7 million for 2012. The decrease was primarily due to an $8.5 million decrease in investment security gains as a result of a strategy to sell non-core assets to lower premium and prepayment risk in our investment portfolio in the prior year. Additionally, a $7.0 million increase in FDIC indemnification asset expense resulted from lower credit loss expectations in our legacy loan portfolio, which remained consistent with the Company’s most recent estimates for covered loans. A $1.6 million decrease in legal settlements and insurance recoveries further contributed to the decline. Partially offsetting these items was a $1.5 million gain on exchange of two investment company partnership interests for common stock of a newly public company and increases in rents received on foreclosed properties and investment advisory and trust fees, respectively.

Year ended December 31, 2012 compared to year ended December 31, 2011

Non-interest income increased to $62.7 million for 2012 from $40.8 million for 2011. The increase was primarily due to an increase in service charges on deposit accounts, debit card income and fees on mortgage loans originated and sold as a result of the inclusion of a full year of GNRB, which we acquired on September 7, 2011, CBKN, which we acquired on January 28, 2011, and three months of the operations of SCMF, which we acquired on October 1, 2012. Gains on the sale of investment securities increased by $3.8 million as investments with a high prepayment risk were sold and rebalancing of the investment portfolio was performed. The Company recorded legal settlement and insurance recovery gains of $3.5 million as a result of an insurance recovery related to a settlement of a class action lawsuit arising from the acquired operations of GNRB and a legal settlement gain related to an acquired charged-off loan. The decrease of $6.3 million in FDIC indemnification asset income resulted from lower credit loss expectations for covered loans.

Non-interest Expense

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Salary and employee benefits	$89,985	$91,611	$73,551
Stock-based compensation	5,439	18,681	9,236
Net occupancy and equipment expense	34,916	33,794	23,981
Software expense	7,504	5,466	2,248
OREO valuation expenses	22,034	22,498	7,781
Gain on sales of OREO	(3,482)	(3,801)	(1,704)
Foreclosed asset related expense	5,955	9,531	6,699
Loan workout expense	8,045	7,508	3,095
Professional fees	9,827	12,937	9,287
Computer services	12,965	9,700	6,525
CVR expense	2,833	187	—
Conversion and merger related expenses	234	7,543	7,620
FDIC assessments	6,923	6,716	5,914
Telecommunication expense	6,451	5,642	3,264
Amortization of intangibles	5,082	4,718	4,248
(Gain) loss on extinguishment of debt	(122)	3,267	(416)
Impairment of intangible assets	—	202	2,872
Legal settlement expense	543	2,752	—
Other operating expense	21,077	21,006	17,578

Total non-interest expense	$236,209	$259,958	$181,779

Year ended December 31, 2013 compared to year ended December 31, 2012

Non-interest expense decreased to $236.2 million for 2013 from $260.0 million for 2012. The decrease was primarily due to a reduction of $13.2 million in stock-based compensation associated with founders’ grants, a net gain on extinguishment of debt of $0.1 million on pre-paid trust preferred securities compared to a $3.3 million loss on extinguishment of debt on the repayment of FHLB advances in the prior year, a $7.3 million decrease in conversion and merger related expenses due to integration of the acquired banks in 2012 and a $2.2 million decrease in legal settlement expenses. Offsetting this decrease was an increase of $2.7 million in CVR expense as a result of improvements in our legacy SCMF portfolio. The CVR liability is measured each quarter based upon our most recent estimates of expected credit losses from each acquired portfolio. Each CVR is payable after the fifth anniversary of the consummation of the respective acquisition and the current amount of the liability represents the expected payout discounted at an estimated market discount rate from the payout date to the reporting date.

Occupancy expense increased by $3.2 million related to the operations of the SCMF network and facilities which we acquired in the fourth quarter of 2012.

Our efficiency ratio for 2013 was 74.6%, which was impacted by $2.8 million of CVR expense, $4.9 million of stock-based compensation associated with original founder awards, $0.1 million of net gain on extinguishment of debt, $0.1 million of merger related costs and $0.3 million of investment security gains. Excluding the impact of these non-core items, our adjusted efficiency ratio for the year ended December 31, 2013 was 72.2%.

Our efficiency ratio for 2012 was 81.8%, which was impacted by $20.5 million of stock-based compensation and severance expense, $8.5 million of conversion and merger expenses due to integration of the acquired banks, $2.8 million of legal settlement expense, $3.3 million of loss on extinguishment of debt, $0.5 million of legal expense related to the acquisition of SCMF, $0.2 million of intangible impairment and $0.2 million of CVR expense, $8.6 million of investment security gains and $1.8 million of insurance settlement recoveries. Excluding the impact of these non-core items, our adjusted efficiency ratio for the year ended December 31, 2012 was 72.8%.

Year ended December 31, 2012 compared to year ended December 31, 2011

Non-interest expense was $260.0 million for 2012, which includes $18.7 million of non-cash equity compensation expense related primarily to stock option and restricted stock amortization expense associated with grants to the Company’s founders. In addition, there were $7.5 million in expenses during the period related to conversions and merger related expenses. Legal settlement expense of $2.8 million of which $1.8 million stemmed from legacy Green Bankshares which is offset by a $1.8 million insurance recovery in non-interest income and $3.3 million in losses on extinguishment of debt due to FHLB advance prepayments. Foreclosed asset related expenses were $28.2 million and included $22.5 million in OREO valuation adjustments. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses were $9.5 million; such expenses include real estate taxes, insurance and other costs to own and maintain the properties. Also included in the foreclosed asset related expense was approximately $3.8 million in net gains on the sale of $96.9 million in OREO.

Non-interest expense was $181.8 million for 2011 which included a full eleven months of operations of Capital Bank which was acquired on January 28, 2011 and the operations of GreenBank which was acquired on September 7, 2011. Conversion related expenses of $7.6 million were related to $4.2 million of accruals for the early termination of certain information technology system related contracts and $3.4 million of expense related to the conversion of the Company’s operations onto a common technology platform. Foreclosed asset related expenses were $12.8 million and included $7.8 million in OREO valuation adjustments. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses were $6.7 million. Such expenses include real estate taxes, insurance and other costs to own and maintain the properties. Also included in the foreclosed asset related expense was approximately $1.7 million in net gains on the sale of $83.4 million in OREO. Legal and other professional fees included $1.5 million of legal expense related to the acquisition of Capital Bank Corp. on January 28, 2011 and Green Bankshares on September 7, 2011. Impairment charges of $2.9 million during 2011 related to the Company’s wealth management customer relationship intangible. Marketing expense included approximately $661,000 of expense related to our re-branding campaign of Capital Bank, NA. Subsequent to the acquisition of Green Bankshares, approximately $110.0 million of FHLB advances were prepaid for approximately $0.4 million less than their acquisition date fair value, which was included in non-interest expense as a gain on extinguishment of debt.

Our efficiency ratio for 2011 was 78.3%, which was impacted by $9.8 million of non-cash equity compensation, $7.6 million of conversion expenses due to integration of the acquired banks, $1.5 million of legal fees related to the acquisitions of Capital Bank and Green Bankshares, $2.9 million of impairment of intangible assets, $0.4 million of gains on extinguishment of debt and $4.7 million of investment security gains. Excluding the impact of these items, our adjusted efficiency ratio for the year ended December 31, 2011 was 70.5%.

The adjusted efficiency ratio, which equals adjusted non-interest expense divided by adjusted net revenues (net interest income plus non-interest income), for the years ended December 31, 2013, 2012 and 2011 is as follows:

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Non-interest expense	$236,209	$259,958	$181,779
Less: Stock-based compensation and severance (severance in salaries and employee benefits)	4,933	20,514	9,840
Less: CVR (income) expense	2,834	187	—
Less: Conversion and merger related expense (conversion and merger expense and salaries and employee benefits	133	8,492	7,620
Less: Legal settlement expenses	—	2,752	—
Less: Intangible impairment	—	202	2,872
Less: Legal fees (professional fees)	—	500	1,500
Less: (Gain) loss on extinguishment of debt	(122)	3,267	(416)

Non-interest expense, adjusted	$228,431	$224,044	$160,363

Net interest income	$263,575	$255,224	$191,320
Non-interest income	52,966	62,708	40,811
Less: Investment security gains (losses)	315	8,575	4,738
Less: Legal settlements and insurance recoveries	—	1,755	—

Net revenue, adjusted	$316,226	$307,602	$227,393

Efficiency Ratio	74.6%	81.8%	78.3%
Adjusted Efficiency Ratio	72.2%	72.8%	70.5%

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

        The provision for income taxes includes federal and state. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. At December 31, 2013, we had a deferred tax asset of $166.8 million, which principally reflects the tax effect of the acquisition accounting adjustments made in connection with each of the acquisitions, subject to the limits of Section 382 of the Internal Revenue Code of 1986, as amended (which we refer to as the “Internal Revenue Code”), which determines our ability to preserve the tax benefits of existing net operating losses and built-in losses in a change of control. The majority of our deferred tax assets arose from discounts we recognized against loans to initially record them at estimated fair value for each of our seven acquisitions. These discounts represent both expected credit losses and amounts of accretable yield or accretable discount, which will be recognized as loan interest income. As of each acquisition date, we analyzed the amounts of these discounts which related to expected credit losses to determine which would be considered “built-in” losses; generally, those recognizable as deductions for income tax purposes during the first twelve months subsequent to the acquisition date. These analyses were used to determine the deferred tax assets to initially recognize in acquisition accounting and appropriately considered the annual limitations on the use of built-in losses and net operating losses of our acquired entities.

The change in value of the contingent value rights (CVR) and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy Green Bankshares and Southern Community portfolios. The potential payments resulting from CVRs issued as a part of these acquisitions, which were non-taxable transactions, are considered by the Internal Revenue Service as additional consideration to the former shareholders. Accordingly, the expense associated with changes in estimated value of the CVRs is not deductible for income tax purposes. For the year ended December 31, 2013, the tax effected impact of the CVRs was $1.2 million.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South Carolina, North Carolina and Tennessee. During the third quarter of 2013, a new state law was enacted which reduces the impact of certain state income taxes. Under GAAP, the effects of a change in tax law or rates must be recognized in the period that includes the enactment date. As such, the Company recorded a $1.6 million charge to income tax expense as a result of the reduction in blended tax rate that caused the Company to revalue its deferred tax assets for the year ended December 31, 2013.

During 2013, we recorded $27.4 million in income tax expense as a result of taxable income from continuing operations. Of this amount, $27.0 million is deferred tax expense reflecting the utilization of deferred tax assets in the current year. Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments we make and our overall level of taxable income. See the notes to our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof. Additionally, there were no unrecognized tax benefits at December 31, 2013 and 2012, and we do not expect to identify any unrecognized tax benefits during the next 12 months.

Year Ended December 31, 2013

The provision for income taxes was $27.4 million for the year ended December 31, 2013. The effective income tax rate was approximately 41.34%. Excluding the change in state statutory rate effective in the third quarter and the change in value of contingent value rights related to the Green Bankshares and SCMF acquisitions, the effective income tax rate was approximately 37.21%.

Year Ended December 31, 2012

The income tax benefit was $21.3 million for the year ended December 31, 2012. The effective income tax rate was approximately (61.8)%. Excluding the $34.0 million income tax benefit related to the deductible loan losses discussed above, and return to provision adjustments of $0.4 million, the effective income tax rate was approximately 37.9%.

Year Ended December 31, 2011

The provision for income taxes was $4.4 million for the year ended December 31, 2011. The effective income tax rate was approximately 37.1%.

Financial Condition

Our assets totaled $6.6 billion and $7.3 billion at December 31, 2013 and 2012, respectively. Cash and cash equivalents decreased to $164.4 million at December 31, 2013 from $734.9 million at December 31, 2012 primarily due to a $687.8 million reduction in deposits and $70.0 million in stock repurchases. Total loans at December 31, 2013 and 2012 were $4.6 billion and $4.7 billion, respectively. The decrease in total loans was due to resolutions of problem loans and principal repayments, offset by new originations. Total deposits were $5.2 billion and $5.9 billion at December 31, 2013 and 2012, respectively. The decrease in total deposits was primarily as a result of continued planned shrinkage in high-cost legacy time deposits, which declined by $623.2 million. Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $259.7 million and $223.4 million at December 31, 2013 and 2012, respectively. The increase in borrowed funds was primarily due to $95.0 million of new FHLB advances in 2013 to fund new loan production, partially, offset by pre-payments of trust preferred securities of $42.5 million, respectively.

Shareholders’ equity was $1.1 billion and $1.2 billion at December 31, 2013 and 2012, respectively. Rising interest rates during 2013 resulted in market value declines of our securities portfolio resulting in a $7.5 million net unrealized loss in accumulated other comprehensive income. During the third quarter of 2013, the Company reclassified $511.0 million of available-for-sale securities as held-to maturity. The reclassification was accounted for at fair value, and reflects the Company’s intent and ability to hold those securities to maturity. The related $9.7 million of unrealized holding loss, net of tax, related to the assets reclassified is retained in accumulated other comprehensive (loss) income, and is being amortized as an adjustment to interest income over the remaining life of the securities. On During 2013, the Company’s Board of Directors authorized stock repurchase plans of $150.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the year ended December 31, 2013, the Company repurchased $70.0 million, or 3,761,317 common shares at an average price of $18.60 per share.

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

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands) Loan Type	Year Ended December 31, 2013		Year Ended December 31, 2012		Sequential Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$775,733	17.0%	$904,215	19.1%	$(128,482)	(14.2)%
Other commercial C&D	300,494	6.6%	415,969	8.8%	(115,475)	(27.8)%
Multifamily commercial real estate	67,688	1.4%	84,838	1.8%	(17,150)	(20.2)%
1-4 family residential C&D	71,351	1.7%	91,680	1.9%	(20,329)	(22.2)%

Total commercial real estate	$1,215,266	26.7%	$1,496,702	31.6%	$(281,436)	(18.8)%

Owner occupied commercial real estate	1,058,148	23.2%	1,065,900	22.5%	(7,752)	(0.7)%
Commercial and industrial	803,736	17.7%	665,507	14.1%	138,229	20.8%
Lease financing	2,676	0.1%	—	—	2,676	100.0%

Total commercial	$1,864,560	41.0%	$1,731,407	36.6%	$133,153	7.7%

1-4 family residential	804,322	17.7%	838,557	17.7%	(34,235)	(4.1)%
Home equity	386,366	8.5%	430,887	9.1%	(44,521)	(10.3)%
Consumer	170,526	3.7%	136,806	2.9%	33,720	24.6%

Total consumer	$1,361,214	29.9%	$1,406,250	29.7%	$(45,036)	(3.2)%

Other	110,989	2.4%	101,131	2.1%	9,858	9.7%

Total	$4,552,029	100.0%	$4,735,490	100.0%	$(183,461)	(3.9)%

During the year ended December 31, 2013, our loan portfolio decreased by $183.5 million due to $328.0 million in resolutions of problem loans and $983.8 million in net principal repayments, offset by $1.3 billion of new loan originations. The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans and reducing our overall concentration of commercial real estate loans. As illustrated in greater detail in the table below, commercial and industrial loans and consumer and other loans represented approximately 53.3% and 28.8%, respectively, of new loan production for the year ended December 31, 2013. We expect that this production will be more balanced going forward, as we have substantially reduced our concentration in commercial real estate loans which now represents 26.7% of the loan portfolio.

Commercial loan production for the year ended December 31, 2013 was $667.8 million. As a result of stronger volumes, commercial loans made up over one-half of our new loan originations during 2013, while commercial real estate loans were 17.9% of new loan originations, consistent with our plans to reduce concentrations in this category.

The following table sets forth our new loan originations (excluding renewals of existing loans) segmented by loan type.

(Dollars in millions)	Year Ended December 31, 2013		Year Ended December 31, 2012
Loan Type	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$116.7	9.3%	$30.1	3.5%
Other commercial C&D	45.7	3.7%	11.0	1.3%
Multifamily commercial real estate	3.8	0.3%	7.4	0.8%
1-4 family residential C&D	58.2	4.6%	32.3	3.7%

Total commercial real estate	224.4	17.9%	80.8	9.3%
Owner occupied commercial real estate	208.4	16.6%	187.4	21.5%
Commercial and industrial	456.6	36.5%	371.1	42.5%
Lease financing	2.8	0.2%	—	—

Total commercial	667.8	53.3%	558.5	64.0%
1-4 family residential	189.7	15.1%	109.8	12.6%
Home equity	27.4	2.2%	18.7	2.1%
Consumer	113.5	9.1%	78.1	8.9%

Total consumer	330.6	26.4%	206.6	23.6%
Other	30.1	2.4%	26.9	3.1%

Total	$1,252.9	100.0%	$872.8	100.0%

We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, South Carolina, North Carolina, and Tennessee accounted for 26.9%, 11.9%, 41.7% and 19.5% of our new loan originations, respectively, for the year ended December 31, 2013. Florida, South Carolina, North Carolina, Tennessee and Virginia accounted for 30.8%, 13.5%, 30.6%, 25.0% and 0.1% of our new loan originations, respectively, for year ended December 31, 2012.

The contractual maturity distributions of our loan portfolio as of December 31, 2013 and 2012 are indicated in the tables below. The majority of these are amortizing loans.

	Loans Maturing (Year Ended December 31, 2013)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$163,191	$454,130	$158,412	$775,733
Other commercial C&D	153,270	127,294	19,930	300,494
Multifamily commercial real estate	13,506	38,260	15,922	67,688
1-4 family residential C&D	46,176	7,086	18,089	71,351

Total commercial real estate	376,143	626,770	212,353	$1,215,266
Owner occupied commercial real estate	132,784	672,817	252,547	1,058,148
Commercial and industrial	201,857	525,310	76,569	803,736
Lease financing	—	2,676	—	2,676

Total commercial	334,641	1,200,803	329,116	$1,864,560
1-4 family residential	83,246	150,548	570,528	804,322
Home equity	23,072	128,307	234,987	386,366
Consumer	17,939	88,160	64,427	170,526

Total consumer	124,257	367,015	869,942	$1,361,214
Other	17,832	66,513	26,644	110,989

Total	$852,873	$2,261,101	$1,438,055	$4,552,029

	Loans Maturing (Year Ended December 31, 2013)
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with:
Predetermined interest rates	$384,298	$1,320,166	$574,246	$2,278,710
Floating or adjustable interest rates	468,575	940,935	863,809	2,273,319

Total loans	$852,873	$2,261,101	$1,438,055	$4,552,029

Asset Quality

Consistent with our strategy of operating with a sound risk profile, we have focused on originating loans we believe to be of high quality, disposing of non-performing assets as rapidly as possible, and reducing the size of our legacy commercial real estate loan portfolio. To achieve these objectives, we underwrite new loans and manage existing loans in accordance with our underwriting standards under the direction of our Chief Credit Officer. Additionally, we have assigned senior credit officers to oversee the Florida, Tennessee and Carolinas markets, and we have established a special assets division to dispose of legacy problem loans and OREO.

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

Covered Loans

As of December 31, 2013, covered loans were $285.3 million, representing 6.3% of our loan portfolio. Also as of December 31, 2013, the covered loans were 0.3% past due 30-89 days, 14.2% greater than 90 days past due and still accruing/accreting and 0.5% nonaccrual, reflecting the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date. Projected reimbursements from the FDIC relating to projected future losses on covered loans are recorded as the FDIC indemnification asset, which was $33.6 million as of December 31, 2013. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $9.4 million at December 31, 2013.

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

Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental monthly and quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through December 31, 2013, totaling $120.5 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including independent reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans

As of December 31, 2013, non-covered loans were $4.3 billion, representing 93.7% of our loan portfolio. Also as of December 31, 2013, our non-covered loans were 0.5% past due 30-89 days, 5.6% greater than 90 days past due and still accruing/accreting and 0.3% nonaccrual.

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

Covered and Non-Covered Loan Credit Quality Summary

The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

	Year Ended December 31, 2013				Year Ended December 31, 2012
(Dollars in millions)	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Accruing/ Accreting	Nonaccrual Loans
Covered Portfolio
Non-owner occupied commercial real estate	$55.7	0.2%	19.2%	0.0%	$95.0	2.9%	18.2%	0.0%
Other commercial C&D	19.2	0.0%	43.8%	0.0%	31.7	0.3%	68.5%	0.0%
Multifamily	9.1	0.0%	0.0%	0.0%	11.6	0.0%	31.0%	0.0%
1-4 family residential C&D	—	0.0%	0.0%	0.0%	4.2	0.0%	83.3%	0.0%

Total commercial real estate	84.0	0.1%	22.7%	0.0%	142.5	2.0%	32.4%	0.0%

Owner occupied commercial real estate	67.3	0.4%	9.8%	0.0%	84.0	1.1%	9.0%	0.0%
Commercial & Industrial	10.2	0.0%	15.7%	0.0%	17.1	0.6%	11.7%	1.8%

Total commercial	77.5	0.4%	10.6%	0.1%	101.1	1.0%	9.5%	0.3%

1-4 family residential	70.6	0.3%	15.3%	0.0%	91.8	1.3%	14.9%	0.0%
Home equity	51.3	0.6%	2.3%	2.5%	60.1	3.3%	5.0%	4.2%
Consumer	0.1	0.0%	100.0%	0.0%	0.2	0.0%	0.0%	0.0%

Total consumer	122.0	0.4%	9.9%	1.1%	152.1	2.1%	11.0%	1.6%

Other	1.8	0.0%	55.5%	0.0%	4.3	0.0%	23.3%	0.0%

Total covered	$285.3	0.3%	14.2%	0.5%	$400.0	1.8%	18.4%	0.7%

Non-covered Portfolio
Non-owner occupied commercial real estate	$720.0	0.2%	4.9%	0.0%	$809.2	0.6%	5.5%	0.0%
Other commercial C&D	281.3	0.4%	20.8%	0.2%	384.2	1.9%	21.9%	0.0%
Multifamily	58.6	0.5%	4.4%	0.0%	73.2	0.3%	3.8%	0.0%
1-4 family residential C&D	71.4	0.0%	2.5%	0.0%	87.5	3.3%	5.8%	0.5%

Total commercial real estate	1,131.3	0.3%	8.7%	0.1%	1,354.1	1.1%	10.1%	0.0%

Owner occupied commercial real estate	990.8	0.5%	3.4%	0.3%	981.9	0.5%	5.6%	0.2%
Commercial and industrial	793.5	0.0%	3.8%	0.2%	648.5	0.7%	4.9%	0.3%
Lease financing	2.7	0.0%	0.0%	0.0%	0.0	0.0%	0.0%	0.0%

Total commercial	1,787.0	0.3%	3.6%	0.3%	1,630.4	0.6%	5.3%	0.3%

1-4 family residential	733.7	1.0%	5.1%	0.2%	746.7	2.3%	5.6%	0.5%
Home equity	335.1	0.8%	2.2%	0.7%	370.8	1.5%	2.8%	0.7%
Consumer	170.4	1.2%	0.7%	0.5%	136.6	2.3%	0.4%	0.3%

Total consumer	1,239.2	1.0%	3.7%	0.4%	1,254.1	2.1%	4.2%	0.5%
Other	109.2	0.4%	4.4%	0.0%	96.8	3.0%	2.1%	0.0%

Total non-covered	$4,266.7	0.5%	5.0%	0.3%	$4,335.4	1.2%	6.4%	0.3%

Total	$4,552.0	0.5%	5.6%	0.3%	$4,735.4	1.3%	7.4%	0.3%

Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2013, $40.4 million (or approximately 15.9%) were loans covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2012, $73.3 million (or approximately 20.8%) were loans covered by loss sharing agreements with the FDIC. All of these loans were acquired loans and such loans were either PCI loans or, based upon their recorded investment, were considered well secured and in the process of collection and met the criteria for reporting as 90 days past due and still accruing.

Total non-performing loans as of December 31, 2013 declined by $100.5 million to $265.6 million as compared to $366.1 million at December 31, 2012. The change in non-performing loans during the year ended December 31, 2013 was attributable to $69.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures and $157.3 million in resolutions. Partially offsetting these decreases were $126.2 million of loans that became non-performing.

During the year ended December 31, 2013 of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 53% consisted of commercial real estate loans and approximately 10% and 16% were associated with the covered loans in Florida and South Carolina, respectively. Additionally, of the loans transferred to other real estate owned during the period, 26% were covered by loss sharing agreements.

Sales of other real estate owned were $75.9 million during the year ended December 31, 2013. Approximately 69% of the sales were commercial real estate, and approximately 5% and 25% were associated with the covered loans in Florida and South Carolina, respectively.

The customer-owned balances and carrying amounts as of December 31, 2013 and 2012 (which includes all amounts contractually owed by borrowers) are set forth in the table below:

(Dollars in millions)
Loan Type	Gross Customer Balance Owed December 31, 2013	Carrying Amount (1) December 31, 2013		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$101.6	$55.7		54.8%	$10.7	19.2%
Other commercial C&D	86.0	19.2		22.3%	8.4	43.8%
Multifamily	15.6	9.1		58.3%	—	0.0%
1-4 family residential C&D	3.6	—		0.0%	—	0.0%

Total commercial real estate	206.8	84.0		40.6%	19.1	22.7%

Owner occupied commercial real estate	82.2	67.3		81.9%	6.6	9.8%
Commercial and industrial	20.5	10.2		49.8%	1.6	15.7%

Total commercial	102.7	77.5		75.5%	8.2	10.6%

1-4 family residential	101.8	70.6		69.4%	10.8	15.3%
Home equity	70.7	51.3		72.6%	2.5	4.9%
Consumer	0.1	0.1		—	0.1	100.0%

Total consumer	172.6	122.0		70.7%	13.4	11.0%

Other	18.3	1.8		9.8%	1.0	55.6%

Total covered	$500.4	$285.3	(1)	57.0%	$41.7	14.6%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$811.5	$720.0		88.7%	$35.7	5.0%
Other commercial C&D	555.0	281.3		50.7%	59.2	21.0%
Multifamily	68.1	58.6		86.0%	2.6	4.4%
1-4 family residential C&D	104.5	71.4		68.3%	1.8	2.5%

Total commercial real estate	1,539.1	1,131.3		73.5%	99.3	8.8%

Owner occupied commercial real estate	1,072.3	990.8		92.4%	37.4	3.8%
Commercial and industrial	903.8	793.5		87.8%	31.7	4.0%
Lease financing	2.7	2.7		100.0%	0.0	0.0%

Total commercial	1,978.8	1,787.0		90.3%	69.1	3.9%

1-4 family residential	805.9	733.7		91.0%	39.1	5.3%
Home equity	390.0	335.1		85.9%	9.6	2.9%
Consumer	183.9	170.4		92.7%	2.0	1.2%

Total consumer	1,379.8	1,239.2		89.8%	50.7	4.1%

Other	117.8	109.2		92.7%	4.8	4.4%

Total non-covered	$5,015.5	$4,266.7	(1)	85.1%	$223.9	5.2%

Total	$5,515.9	$4,552.0		82.5%	$265.6	5.8%

(1)

The carrying amount for total covered loans represents a discount from the total gross customer balance of $215.1 million or 43.0%. The total carrying amount of total non-covered loans represents a discount to the gross customer balance of $748.8 million or 14.9%.

(2)	Includes loans greater than 90 days past due.

(Dollars in millions)
Loan Type	Gross Customer Balance Owed December 31, 2012	Carrying Amount December 31, 2012 (1)		Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$148.9	$95.0		63.8%	$17.3	18.2%
Other commercial C&D	98.2	31.7		32.3%	21.7	68.5%
Multifamily	22.4	11.6		51.8%	3.6	31.0%
1-4 family residential C&D	6.3	4.2		66.7%	3.5	83.3%

Total commercial real estate	275.8	142.5		51.7%	46.1	32.4%

Owner occupied commercial real estate	100.8	84.0		83.3%	7.6	9.0%
Commercial and industrial	26.8	17.1		63.8%	2.3	13.5%
Leasing	—	—		—	—	—

Total commercial	127.6	101.1		79.2%	9.9	9.8%

1-4 family residential	124.3	91.8		73.9%	13.7	14.9%
Home equity	81.9	60.1		73.4%	5.5	9.2%
Consumer	0.2	0.2		100.0%	0.0	0.0%

Total consumer	206.4	152.1		73.7%	19.2	12.6%

Other	19.1	4.3		22.5%	1.0	23.3%

Total covered	$628.9	$400.0	(1)	63.6%	$76.2	19.1%

Non-Covered Portfolio
Non-owner occupied commercial real estate	$908.7	$809.2		89.1%	$44.1	5.5%
Other commercial C&D	668.1	384.2		57.5%	84.3	21.9%
Multifamily	84.1	73.2		87.0%	3.4	3.8%
1-4 family residential C&D	124.7	87.5		70.2%	5.7	6.3%

Total commercial real estate	1,785.6	1,354.1		75.8%	137.5	10.2%

Owner occupied commercial real estate	1,045.2	981.9		93.9%	57.0	5.8%
Commercial and industrial	756.7	648.5		85.7%	34.1	5.3%
Leasing	—	—		—	—	—

Total commercial	1,801.9	1,630.4		90.5%	91.1	5.6%

1-4 family residential	831.3	746.7		89.8%	45.6	6.1%
Home equity	434.7	370.8		85.3%	12.8	3.5%
Consumer	150.3	136.6		90.9%	0.9	0.7%

Total consumer	1,416.3	1,254.1		88.5%	59.3	4.7%

Other	107.9	96.8		89.7%	2.0	2.1%

Total non-covered	$5,111.7	$4,335.4	(1)	84.8%	$289.9	6.7%

Total	$5,740.6	$4,735.4		82.5%	$366.1	7.7%

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

The changes in expected cash flows on certain loan pools during 2013, 2012 and 2011 resulted from several factors, which included actual and projected maturity date extensions through renewals of certain loans along with maturity extensions related to workout strategies or borrower requests on other loans, improved precision in the cash flow estimation for acquired loans, actual payment and loss experience on certain loans and changes to the internal risk ratings of certain loans. When actual and projected maturity dates are extended beyond the dates assumed in previous cash flow estimations, the expected lives of those loans are extended and cash flows as well as impairment and accretable yield can change. The Company forecasts the payment stream of each pool of PCI loans at the original acquisition-date valuation as well as at each subsequent re-estimation date; however, previously un-forecasted loan renewals or extensions can occur as the borrowers’ cash flow needs and other circumstances change over time. Cash flow estimates have improved for the acquired loans since the acquisition date as the Company’s lending officers and credit administration department have been in regular contact with each borrower and have developed a fuller understanding of each borrower’s financial condition and business or personal needs. Actual payment experience on certain loans can also change expected cash flows as problem loan resolutions, loan payoffs and prepayments occur. Finally, changes to the risk ratings of certain PCI loans occur based on the Company’s evaluation of the financial condition of its borrowers. As the financial condition and repayment ability of borrowers improve over time, the Company’s policy is to upgrade the risk ratings associated with these loans and increase its cash flow expectations for these loans. Conversely, as the financial condition and repayment ability of borrowers deteriorate over time, the Company’s policy is to downgrade the associated risk ratings and decrease its cash flow expectations for these loans accordingly.

Allowance for Loan Losses

For loans, we have recorded a provision to establish an allowance against loan losses. At December 31, 2013, the allowance for loan losses was $56.9 million of which $19.0 million related to loans we originated or acquired non-PCI loans, and $37.9 million was associated with PCI loans. At December 31, 2012, the allowance for loan losses was $57.2 million of which $17.4 million related to loans we originated or acquired non-PCI loans, and $39.8 million was associated with PCI loans.

Allowance and Provision for Loan Losses

For non PCI loans, the allowance for loan losses reflects an allowance for probable incurred credit losses in the loan portfolio. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired. Otherwise, we estimate an allowance for each risk category.

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

For PCI loans, the allowance for loan losses is a measure of impairment based upon our most recent estimates of expected cash flows, and totaled $37.9 million as of December 31, 2013. Our estimation of expected cash flows, which is used to determine the need for provisions to or reversals of the allowance every reporting period, is determined by assigning loan probability of default (“PD’s”) and loss given default (“LGD’s”) assumptions, amongst other assumptions such as prepayment speeds and recovery or liquidation timing. For commercial real estate and other commercial loans, we generally assign PD assumptions through the mapping of the following loan level risk ratings: Pass, Watch, Sub-Performing and Non-Performing. For home equity loans, residential loans, and consumer loans, PD is determined by mapping payment performance and delinquency status to market based default assumptions. Estimated loan to value ratios, determined using current appraisals and/or real estate indices, are used to derive loss given default assumptions for real estate collateralized loans.

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

The provision for loan losses is a charge to income in the current period to establish or replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio for originated loans. A provision for loan losses is also required for any unfavorable changes in expected cash flows related to pools of purchased impaired loans. The provision for loan losses and expectations of cash flows may be impacted by many factors, including changes in the value of real estate collateralizing loans, net charge-offs and credit losses incurred, changes in loans outstanding, changes in impaired loans, historical loss rates and the mix of loan types. The provision for loan losses was $14.1 million, $24.5 million and $38.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, $16.0 million of the provision for loan losses reflects the allowance for loan losses established for loans originated by us and non-PCI acquired loans, of which $7.8 million related to a single commercial credit relationship associated with suspected fraud. This provision was partially offset by $1.9 million of net impairment reversals related to favorable changes in estimates of expected cash flows in certain pools of purchased impaired loans.

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

Changes affecting the allowance for loan losses are summarized below for the years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Allowance for loan losses at beginning of period	$57,262	$34,749	$753

Charge-offs:
Non-owner occupied commercial real estate	92	219	—
Other commercial C&D	152	83	—
Multifamily commercial real estate	—	—	—
1-4 family residential C&D	—	—	—

Total commercial real estate	244	302	—
Owner occupied commercial real estate	1,060	50
Commercial and industrial	10,123	371	—
Lease financing	—		—

Total commercial	11,183	421	—
1-4 family residential	40	—	—
Home Equity	1,630	1,722	4,372
Consumer	2,999	1,511	54

Total consumer	4,669	3,233	4,426
Other	2,627	1,788	—

Total charge-offs	$18,723	$5,744	$4,426

Recoveries:
Non-owner occupied commercial real estate	(342)	1,093	—
Other commercial C&D	1,251	542	17
Multifamily commercial real estate	41	6	—
1-4 family residential C&D	28	(15)	—

Total commercial real estate	978	1,626	17
Owner occupied commercial real estate	286	429	—
Commercial and industrial	819	298	4

Total commercial	1,105	727	4
1-4 family residential	128	47	3
Home Equity	388	76	—
Consumer	570	259	2

Total consumer	1,086	382	5
Other	1,025	1,031	—

Total recoveries	$4,194	$3,766	$26

Net charge-offs (recoveries)	14,529	1,978	4,400
Provision for loan losses	14,118	24,491	38,396

Allowance for loan losses at end of period	$56,851	$57,262	$34,749

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of originated or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan losses for non-PCI loans to the various segments of the loan portfolio based on information available as of December 31, 2013, 2012 and 2011, respectively. The following table allocates the allowance for loan losses for non-PCI loans by loan category as of the dates indicated:

		December 31, 2013			December 31, 2012
(Dollars in thousands)	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans	Non PCI Loan Balance	Allowance for Non PCI Loans	Percent of Non PCI Loans
Non-owner occupied commercial real estate	$287,562	$1,615	0.6%	$181,065	$1,461	0.8%
Other commercial C&D	67,789	1,201	1.8%	55,967	1,810	3.2%
Multifamily commercial real estate	29,187	116	0.4%	27,078	129	0.5%
1-4 family residential C&D	56,979	1,065	1.9%	42,208	943	2.2%

Total commercial real estate	$441,517	$3,997	0.9%	$306,318	$4,343	1.4%

Owner occupied commercial real	691,253	2,611	0.4%	556,025	2,943	0.5%
Commercial and industrial	663,919	6,877	1.0%	454,575	5,920	1.3%
Lease financing	2,676	3	0.1%	—	—	0.0%

Total commercial	$1,357,848	$9,491	0.7%	$1,010,600	$8,863	0.9%

1-4 family residential	377,668	2,279	0.6%	249,573	1,915	0.8%
Home Equity	270,170	398	0.1%	284,097	376	0.1%
Consumer	157,991	2,318	1.5%	108,512	1,568	1.4%

Total consumer	$805,829	$4,995	0.6%	$642,182	$3,859	0.6%

Other	61,279	468	0.8%	40,480	377	0.9%

Total	$2,666,473	$18,951	0.7%	$1,999,580	$17,442	0.9%

Criticized and Classified Loans

Loans with the following attributes are categorized as criticized and classified loans: (1) a potential weakness that deserves management’s close attention; (2) inadequate protection by the current net worth and paying capacity of the obligor or of the collateral pledged; or (3) weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The following table summarizes criticized and classified loans at December 31, 2013 and 2012:

	December 31, 2013(1)			December 31, 2012(1)
(Dollars in thousands)	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Non-owner occupied commercial real estate	$26,995	$123,515	$150,510	$32,574	$187,405	$219,979
Other commercial C&D	15,297	110,245	125,542	27,324	172,245	199,569
Multifamily commercial real estate	2,421	6,270	8,691	3,289	17,683	20,972
1-4 family residential C&D	—	8,336	8,336	4,599	14,218	18,817

Total commercial real estate	44,713	248,366	293,079	67,786	391,551	459,337

Owner occupied commercial real estate	24,747	86,335	111,082	31,280	124,689	155,969
Commercial and industrial	4,504	54,261	58,765	5,097	78,935	84,032

Total commercial	29,251	140,596	169,847	36,377	203,624	240,001

1-4 family residential	16,208	59,828	76,036	26,124	96,502	122,626
Home equity	6,983	13,663	20,646	10,126	20,561	30,687
Consumer	67	2,189	2,256	—	2,525	2,525

Total consumer	23,258	75,680	98,938	36,250	119,588	155,838

Other	1,794	13,114	14,908	4,187	13,296	17,483

Total	$99,016	$477,756	$576,772	$144,600	$728,059	$872,659

(1)	PCI and Non-PCI loans are included in the balances presented.

During 2013, criticized and classified loans declined $295.9 million as a result of $69.4 million in transfers to other real estate owned, $375.0 million of pay downs, charge offs and upgrades. Loan downgrades of $148.6 million partially offset the net decline for the year.

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

Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, the Company has loans individually evaluated for impairment. As of December 31, 2013, seven loans were specifically impaired with an allowance for loan losses was $0.5 million, primarily related to a commercial loan with a balance of $1.8 million and an allowance for loan losses of $507 thousand. As of December 31, 2012, three loans were specifically impaired with a related allowance for loan losses of less than $0.1 million

As discussed in the preceding section “Allowance and Provision for Loan Losses” , based upon the most recent estimates of pool expected cash flows, a reversal of previously recorded impairment on purchased credit impaired loans of approximately $1.9 million was recorded as of December 31, 2013.

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

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Total non-accrual loans	$1,336	$10,474	$11,810	$2,792	$11,219	$14,011
Accruing/accreting loans delinquent 90 days or more	40,437	213,379	253,816	73,453	278,617	352,070

Total non-performing loans	$41,773	$223,853	$265,626	$76,245	$289,836	$366,081
Non-accrual investment securities	—	800	800	—	323	323
Repossessed personal property (primarily indirect auto loans)	—	108	108	—	268	268
Other real estate owned	25,251	104,145	129,396	35,935	118,158	154,093

Total non-performing assets	$67,024	$328,906	$395,930	$112,180	$408,585	$520,765

Allowance for loan losses	$13,051	$43,800	$56,851	$16,857	$40,405	$57,262
Non-performing assets as a percent of total assets	1.01%	4.97%	5.98%	1.54%	5.59%	7.13%
Non-performing loans as a percent of total loans	0.92%	4.92%	5.84%	1.61%	6.12%	7.73%
Allowance for loan losses as a percent of non-performing loans	31.24%	19.57%	21.40%	22.11%	13.94%	15.64%
Allowance for loan losses as a percent of non-PCI loans			0.71%			0.87%

Total non-performing assets at December 31, 2013 declined by $124.9 million to $395.9 million compared to $520.8 million at December 31, 2012. The change in non-performing assets was primarily attributable to a decline in non-performing loans of $100.5 million. The decline in non-performing loans was attributable to $157.3 million in resolutions and $69.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $126.2 million of loans that became non-performing.

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

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following tables set forth our investment securities as of December 31, 2013 and December 31, 2012:

(Dollars in thousands)	Book Value	Fair Value	Percent of Total Portfolio	Yield	Modified Duration (years)
December 31, 2013
Security Type
Available-for-Sale
Asset-backed securities	$133,647	$133,225	19.4%	0.62%	3.99
Marketable equity securities	946	931	0.1%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	549,869	546,626	79.8%	1.66%	3.39
Industrial revenue bond	3,750	3,859	0.6%	2.25%	0.24
Collateralized debt obligations	505	800	0.1%	0.00%	NA

Total	$688,717	$685,441	100.0%	1.46%	3.48

Held-to-Maturity
U.S. Government agencies	$14,972	$14,571	3.2%	2.86%	5.53
State and political subdivisions—tax exempt	14,201	14,099	3.1%	3.01%	4.67
State and political subdivisions—taxable	545	533	0.1%	3.86%	4.65
Mortgage-backed securities—residential issued by government sponsored entities	435,380	430,490	93.6%	2.38%	4.73

Total	$465,098	$459,693	100.0%	2.42%	4.75

(Dollars in thousands) December 31, 2012	Book Value	Fair Value	Percent of Total Portfolio	Yield	Modified Duration (years)
Security Type
Available-for-Sale
U.S. Government agencies	$7,913	$8,015	0.8%	2.07%	5.96
State and political subdivisions—tax exempt	16,019	17,215	1.7%	3.82%	4.64
State and political subdivisions—taxable	509	573	0.1%	5.42%	5.43
Marketable equity securities	2,731	2,719	0.3%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	959,863	973,853	96.7%	1.53%	3.11
Industrial revenue bond	3,750	3,800	0.4%	2.11%	0.24
Corporate bond	26	26	0.0%	0.00%	12.68
Trust preferred securities	250	246	0.0%	7.95%	10.29
Collateralized debt obligations	505	297	0.0%	0.00%	NA

Total	$991,566	1,006,744	100.0%	1.58%	3.15

Contractual maturities of investment securities at December 31, 2013 and December 31, 2012 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
December 31, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-Sale
Asset-backed securities	$—	—	$—	—	$55,983	0.64%	$77,242	0.61%	$—
Marketable equity securities	—	—	—	—	—	—	—	—	931
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	546,626
Industrial revenue bond	—	—	—	—	—	—	3,859	2.25%	—
Collateralized debt obligations	—	—	—	—	—	—	800	0.00%	—

Total	$—	—%	$—	—%	$55,983	0.64%	$81,901	0.68%	$547,557

Held-to-Maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$14,571	2.86%	$—
States and political subdivisions—tax-exempt	674	0.83%	1,140	2.06%	7,631	3.02%	4,654	3.56%	—
States and political subdivisions—taxable	—	—	—	—	—	—	533	3.86%	—
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	430,490

Total	$674	0.83%	$1,140	2.06%	$7,631	3.02%	$19,758	3.05%	$430,490

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities
December 31, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-Sale
U.S. Government agencies	$—	—	$—	—	$—	—	$8,015	2.07%	$—
States and political subdivisions—tax-exempt	978	1.59%	1,823	2.88%	8,267	3.72%	6,147	4.59%	—
States and political subdivisions—taxable	—	—	—	—	—	—	573	5.42%	—
Marketable equity securities	—	—	—	—	—	—	—	—	2,719
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	973,853
Industrial revenue bond	—	—	—	—	—	—	3,800	2.11%	—
Corporate bonds	—	—	—	—	—	—	26	0.00%	—
Trust preferred securities	—	—	—	—	—	—	246	7.95%	—
Collateralized debt obligations	—	—	—	—	—	—	297	0.00%	—

Total	$978	1.59%	$1,823	2.88%	$8,267	3.72%	$19,104	3.03%	$976,572

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair value for the major categories of our investment portfolio (including available for sale and held to maturity securities) for each reported period:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Available-for-Sale
Asset-backed securities	$133,647	$363	$785	$133,225
Marketable equity securities	946	—	15	931
Mortgage-backed securities—residential issued by government sponsored entities	549,869	2,337	5,580	546,626
Industrial revenue bond	3,750	109	—	3,859
Collateralized debt obligations	505	295	—	800

	$688,717	$3,104	$6,380	$685,441

Held-to-Maturity
U.S. Government agencies	$14,972	$—	$401	$14,571
States and political subdivisions—tax exempt	14,201	27	129	14,099
States and political subdivisions—taxable	545	—	12	533
Mortgage-backed securities—residential issued by government sponsored entities	435,380	328	5,218	430,490

	$465,098	$355	$5,760	$459,693

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Available-for-Sale
U.S. Government agencies	$7,913	$102	$—	$8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

	$991,566	$16,460	$1,282	$1,006,744

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

Based on the extended period the security’s fair value had been less than cost, and market information indicated the prospects for recovery in the near-term were unlikely, the Company determined there to be OTTI during the year ended December 31, 2013. The Company recognized $54 thousand of impairment loss in earnings, equal to the entire difference between the securities’s cost basis and its fair value.

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

The Company sold its investment in the CDO on January 7, 2014, and based on this analysis, the estimated fair value of the CDO increased by $503 thousand as of December 31, 2013. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized gain was recognized as a component of accumulated other comprehensive income.

The table below presents a rollforward of the OTTI credit losses recognized in earnings for the years ended December 31, 2013, 2012 and 2011.

	Years Ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Beginning balance	$660	$616	$—
Additions/subtractions:
Credit losses recognized during the period	54	44	616

Ending balance	$714	$660	$616

Deposits

Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin. As of December 31, 2013, our core deposits, which we define as demand deposit accounts, savings and money market accounts, decreased by $64.6 million and our time deposit accounts decreased by $623.2 million as compared to December 31, 2012. The decline in core deposit balances was primarily driven by withdrawals of public funds with unattractive rates and/or collateral requirements in 2013 as we are building our deposit base around service-oriented customer relationships. Checking account balances grew by $61.9 million as compared to December 31, 2012, offsetting run-off in money markets. The contractual rate on core deposits declined from 0.21% as of December 31, 2012 to 0.14% as of December 31, 2013. The decrease in certificates of deposit accounts was a result of continued planned shrinkage in high-cost legacy time deposits. The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012			Sequential Change
(Dollars in thousands)	Balance	Percent of Total	Weighted Average Contractual Rate	Balance	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand deposit accounts	$923,993	18%	0.00%	$895,274	15%	0.00%	$28,719	3.2%
Negotiable order of withdrawal accounts	1,321,903	25%	0.15%	1,288,742	22%	0.22%	33,161	2.6%
Savings	530,144	10%	0.21%	492,187	9%	0.30%	37,957	7.7%
Money market	961,526	19%	0.21%	1,125,967	19%	0.32%	(164,441)	(14.6)%

Total core deposits	$3,737,566	72%	0.14%	$3,802,170	65%	0.21%	$(64,604)	(1.7)%

Customer time deposits	1,396,361	27%	0.95%	2,002,936	34%	1.46%	(606,574)	(30.3)%
Wholesale time deposits	51,136	1%	2.41%	67,762	1%	2.45%	(16,627)	(24.5)%

Total time deposits	$1,447,497	28%	1.00%	$2,070,698	35%	1.49%	$(623,201)	(30.1)%

Total deposits	$5,185,063	100%	0.43%	$5,872,868	100%	0.66%	$(687,805)	(11.7)%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$918,087	0.00%	$772,404	0.00%
Interest-bearing deposits
Negotiable order of withdrawal accounts	1,272,065	0.17%	1,110,878	0.26%
Money market	1,023,069	0.22%	945,432	0.42%
Savings deposit	516,941	0.21%	384,104	0.31%
Time deposits (1)	1,751,785	0.95%	2,039,301	1.05%

Total	$5,481,947	0.40%	$5,252,119	0.56%

(1)

The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

	December 31, 2013
(Dollars in thousands)	Time Deposits of $100 and Greater	Time Deposits of Less Than $100	Total
Months to maturity:
Three or less	$96,428	$128,118	$224,546
Over Three to Six	84,222	134,670	218,892
Over Six to Twelve	117,446	160,520	277,966
Over Twelve	358,531	367,562	726,093

Total	$656,627	$790,870	$1,447,497

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

As of December 31, 2013 and 2012, we had a 14.82% and 13.92% tangible common equity ratio, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for analyses of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitution for shareholders’ equity or total assets. The following table provides reconciliations of tangible common equity and tangible common equity ratio to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in millions)	December 31, 2013	December 31, 2012
Shareholders’ equity	$1,113	$1,156
Less: Preferred stock	—	—
Less: Goodwill and other intangible assets, net	(156)	(161)

Tangible common shareholders’ equity	$957	$995

Total assets	$6,618	$7,307
Less: Goodwill and other intangible assets, net	(156)	(161)

Tangible assets	$6,462	$7,146

Tangible common equity ratio	14.82%	13.92%

The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements). As of December 31, 2013, we had a Tier 1 leverage ratio of 14.9%, which provides us with $314.3 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $441.4 million in excess capital relative to our longer-term target of 8%.

As of December 31, 2013, we had cash and securities equal to 20.0% of total assets, representing $328.7 million of excess liquidity in excess of our target of 15%. As of December 31, 2013, Capital Bank, N.A. had a 13.4% Tier 1 leverage ratio, a 17.7% Tier 1 risk-based ratio and an 18.9% total risk-based capital ratio.

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

At present, the OCC Operating Agreement requires Capital Bank, N.A. to maintain total capital equal to at least 12% of risk-weighted assets, Tier 1 capital equal to at least 11% of risk-weighted assets and a minimum leverage ratio of 10%. We expect to operate under this capital standard until we demonstrate that we have stabilized our acquired operations, improved our profitability and reduced legacy problem assets. The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of December 31, 2013 and 2012 are presented in the following tables.

	Well Capitalized Requirement		Adequately Capitalized Requirement		December 31, 2013 Actual	December 31, 2012 Actual
Tier 1 Capital (to Average Assets):
CBF Consolidated		NA	≥	4.0%	14.9%	13.7%
Capital Bank, N.A.	≥	5.0%	≥	4.0%	13.4%	12.0%
Tier 1 Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	4.0%	19.7%	19.9%
Capital Bank, N.A.	≥	6.0%	≥	4.0%	17.7%	17.6%
Total Capital (to Risk Weighted Assets):
CBF Consolidated		NA	≥	8.0%	21.0%	21.2%
Capital Bank, N.A.	≥	10.0%	≥	8.0%	18.9%	18.8%

(Dollars in millions)	December 31, 2013	December 31, 2012
CBF Consolidated:
Tier 1 Capital	$950	$964
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$314	$258
vs. 8% target	441	399
Capital Bank, N.A.:
Tier 1 Capital	$850	$850
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$214	$143
vs. 8% target	341	285

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

As of December 31, 2013 and 2012, cash and liquid securities totaled 20.0%, and 23.8% of assets, respectively, providing us with excess liquidity relative to our planning target, and the ratio of wholesale to total funding was 7.2% and 6.4% respectively, below our planning target. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the subsidiary bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral. At December 31, 2013 and December 31, 2012, there were $96.3 million and $1.5 million in advances outstanding, respectively. In addition, we had $25.6 million and $25.5 million in letters of credit outstanding as of December 31, 2013 and December 31, 2012, respectively and collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $95.4 million and $296.4 million, respectively.

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

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and short-term and long-term FHLB advances:

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Securities sold to customers under agreements to repurchase:
Balance:
Average daily outstanding	$32,059	$48,967
Outstanding at year-end	24,850	41,508
Maximum month-end outstanding	37,093	60,990
Rate:
Weighted average	0.1%	0.1%
Weighted average interest rate	0.1%	0.1%
Advances from the Federal Home Loan Bank:
Balance:
Average daily outstanding	$5,449	$64,891
Outstanding at year-end	96,278	1,460
Maximum month-end outstanding	96,278	215,581
Rate:
Weighted average	0.3%	1.4%
Weighted average interest rate	0.4%	0.3%

As of December 31, 2013 and 2012, our holding company had cash of approximately $109.9 million and $125.4 million, respectively. This cash is available for providing capital support to our subsidiary banks and for other general corporate purposes, including potential future acquisitions. The decline in cash at our holding company was primarily due to extinguishment of $42.5 million of high coupon trust preferred securities as well as the repurchase of $70.0 million of common stock during 2013, discussed below. Partially offsetting this decrease was $105.0 million of dividends from the Company’s subsidiary Capital Bank N.A which was approved by the OCC on September 5, 2013. We calculate tangible book value, and tangible book value per share, which are non-GAAP measures because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. Tangible book value is equal to book value less goodwill and core deposit intangibles, net of related deferred tax liabilities. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors. In addition, our Board of Directors reviews tangible book value in evaluating the performance of management. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for analyses of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for total shareholders’ equity. The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars in thousands, except per share amounts)	December 31, 2013	December 31, 2012
Total shareholders’ equity	$1,112,788	$1,155,343
Less: Goodwill	(131,987)	(131,987)
Less: Core deposit and other intangibles, net of taxes	(14,290)	(17,491)

Tangible Book Value	$966,511	$1,005,865

Book Value Per Share	$21.36	$20.69

Tangible Book Value Per Share	$18.55	$18.01

The amounts reported above for book and tangible book value per share do not include any adjustments for approximately $154.1 million and $276.3 million in net favorable pre-tax differences between the fair values for assets and liabilities and their respective carrying amounts as of December 31, 2013 and 2012, respectively.

The following table sets forth a reconciliation of fully-marked tangible book value to fully-marked book value:

(Dollars in thousands, except per share amounts)	December 31, 2013			December 31, 2012
	Fair value	Carrying value	Difference	Fair value	Carrying value	Difference
Total financial assets	$6,082,814	$5,901,843	$180,971	$6,802,113	$6,517,846	$284,267
Total financial liabilities	5,464,675	5,446,082	18,593	6,104,613	6,096,678	7,935

Net financial assets			162,378			276,332
Net financial assets, net of tax effect			99,311			168,783
Plus tangible book value			966,511			1,005,865

Fully-marked Tangible Book Value			$1,065,822			$1,174,648

Fully-marked Book Value Per Share			$23.27			$23.71

Fully-marked Tangible Book Value Per Share			$20.46			$21.03

The most significant difference between carrying value and estimated fair value of financial instruments is the differential between the carrying value and estimated fair value of our loan portfolio. As described in Note 20 to the Company’s Consolidated Financial Statements, the estimated fair value of loans exceeded their carrying value by approximately $186.4 million and $284.3 million, respectively. This difference arises as acquired loans were initially recorded at acquisition date fair values which incorporated management’s expectation of lifetime credit losses. As our loan cash flow expectations and experience has generally improved from our original expectations and the market interest rates for similar instruments have generally declined, our estimates of fair value have increased. These estimates utilize discounted cash flows as a primary valuation approach incorporating collateral value, prepayment and credit risk (including consumer credit scores where applicable) along with the LIBOR/Swap curve for market interest rates. For loans with higher credit risk ratings, incremental spreads were added for credit and liquidity factors. Estimated fair values for commercial loans were determined using syndicated loan prices and spreads, survey data from the Federal Reserve e2 release, and rated corporate bonds. The Company’s internal risk ratings were mapped to the Federal Reserve e2 and Moody’s rating categories. Estimated fair values for commercial real estate loans also incorporated commercial mortgage backed security securitization prices and spreads. Estimated fair values for consumer loans were determined using product-specific survey rate data from a leading provider of financial information. Estimated fair values for residential mortgage loans were determined using mortgage backed security option-adjusted spreads, with incremental spreads added for credit and liquidity. Credit spreads were sourced from third party survey data of mortgage banking activities from a leading provider of financial information.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations at December 31, 2013 are summarized in the table that follows.

	Amount of Commitment Expiration Per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements:
Commitments to extend credit	$844,872	$223,710	$95,626	$223,640	$301,896
Standby letters of credit	62,525	28,478	811	33,236	—

Total	$907,397	$252,188	$96,437	$256,876	$301,896

Contractual obligations:
Time deposits	$1,447,497	$721,239	$449,344	$253,517	$23,397
Operating lease obligations	76,548	8,918	15,263	12,514	39,853
Capital lease obligations	18,033	626	1,299	1,364	14,744
Purchase obligations	76,603	12,913	45,734	17,956	—
FHLB advances	96,278	95,000	—	724	554
Long-term debt	138,561	—	10,823	31,846	95,892

Total	$1,853,520	$838,696	$522,463	$317,921	$174,440

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. The total amount committed under these financial instruments was $907.4 million and $767.3 million as of December 31, 2013 and 2012, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have liquid assets including cash and investment securities along with available borrowing capacity from various sources as discussed below.

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

We are obligated under operating leases for office and banking premises which expire in periods varying from three months to twenty-three years. Future minimum lease payments, before considering renewal options that we have in many cases, totaled $76.5 million and $82.3 million at December 31, 2013 and 2012, respectively.

Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by us under long-term contractual relationships and based upon estimated utilization.

Long-term debt includes subordinated debentures with par amounts of $154.4 million and $196.9 million and carrying values totaling $81.6 million and $126.1 million at December 31, 2013 and 2012, respectively. Structured repurchase agreements with notional amounts of $50.0 million and carrying values of $53.4 million and $54.4 million are included at December 31, 2013 and 2012, respectively.

The Bank has invested in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged. FHLB advances totaled $96.3 million at December  31, 2013.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

Interest rate risk management is carried out through our Asset Liability Committee, which consists of our Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Treasurer, business unit heads and certain other officers. To manage interest rate risk, our Board of Directors has established quantitative and qualitative guidelines with respect to our net interest income exposure and how interest rate shocks affect our financial performance. Consistent with industry practice, we measure interest rate risk by utilizing the concept of economic value of equity, which is the intrinsic value of assets, less the intrinsic value of liabilities. Economic value of equity does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, economic value of equity only evaluates risk to the current balance sheet. Therefore, in addition to this measurement, we also evaluate and consider the impact of interest rate shocks on other business factors, such as forecasted net interest income for subsequent years.

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

Based upon the current interest rate environment, as of December 31, 2013, our sensitivity to interest rate risk was as follows:

(Dollars in millions)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$16.3	6.6%	$77.9	6.0%
200	10.4	4.2%	55.5	4.3%
100	4.5	1.8%	29.4	2.3%
—	—	0.0%	—	0.0%
(100)	(6.7)	(2.7)%	(45.1)	(3.5)%

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. Certain key rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining-rate scenarios are viewed by us and many other depository institutions as being remote. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. As of December 31, 2013, we were in compliance with all of the limits and policies established by our Board of Directors that we believe are reasonably possible.

Inflation Risk Management

Inflation has an important impact on the growth of total assets in the banking industry and creates a need to increase equity capital to higher than normal levels in order to maintain an appropriate equity-to-assets ratio. We cope with the effects of inflation by managing our interest rate sensitivity position through our asset/liability management program, and by periodically adjusting our pricing of services and banking products to take into consideration current costs

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent registered public accounting firm thereon included on the following pages are incorporated herein by reference.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Capital Bank Financial Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Capital Bank Financial Corp. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 28, 2014

Capital Bank Financial Corp.

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share data)	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$118,937	$142,361
Interest-bearing deposits with banks	45,504	592,375
Federal funds sold	—	138

Total cash and cash equivalents	164,441	734,874

Trading securities	6,348	—
Investment securities held-to-maturity at amortized cost (fair value $459,693 and $0 at December 31, 2013 and 2012, respectively)	465,098	—
Investment securities available-for-sale at fair value (amortized cost $688,717 and $991,566 at December 31, 2013 and 2012, respectively)	685,441	1,006,744
Loans held for sale	8,012	11,276
Loans, net of deferred loan costs and fees	4,544,017	4,724,214
Less: allowance for loan losses	56,851	57,262

Loans, net	4,487,166	4,666,952

Other real estate owned	129,396	154,093
FDIC indemnification asset	33,610	49,417
Receivable from FDIC	7,624	8,486
Premises and equipment, net	179,855	198,457
Goodwill	131,987	131,987
Intangible assets, net	23,365	28,636
Deferred income tax asset, net	166,762	183,157
Accrued interest receivable and other assets	128,456	132,874

Total assets	$6,617,561	$7,306,953

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing demand	$923,993	$895,274
Negotiable order of withdrawal accounts	1,321,903	1,288,742
Money market	961,526	1,125,967
Savings	530,144	492,187
Time deposits	1,447,497	2,070,698

Total deposits	5,185,063	5,872,868

Federal Home Loan Bank advances	96,278	1,460
Short-term borrowings	24,850	41,508
Long-term borrowings	138,561	180,430
Accrued interest payable and other liabilities	60,021	55,344

Total liabilities	5,504,773	6,151,610

Commitments and Contingencies (see note 1)
Shareholders’ Equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 36,212 issued and 33,051 outstanding as of December 31, 2013 and 33,025 issued and outstanding as of December 31, 2012.	362	330
Common stock-Class B $0.01 par value: 200,000 shares authorized, 19,647 and 19,047 outstanding as of December 31, 2013 and 22,821 issued and outstanding as of December 21, 2012	196	228
Additional paid in capital	1,082,235	1,076,797
Retained earnings	107,485	68,641
Accumulated other comprehensive (loss) income	(7,528)	9,347
Treasury stock, at cost, 3,761 shares	(69,962)	—

Total shareholders’ equity	1,112,788	1,155,343

Total liabilities and shareholders’ equity	$6,617,561	$7,306,953

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Income

	Years Ended
(Dollars in thousands, except per share data)	December 31, 2013	December 31, 2012	December 31, 2011
Interest and dividend income
Loans, including fees	$273,874	$273,000	$205,185
Investment securities:
Taxable interest income	16,611	17,704	18,203
Tax-exempt interest income	641	835	1,311
Dividends	60	65	126
Interest-bearing deposits in other banks	543	828	2,320
Federal Home Loan Bank stock	2,027	1,830	758
Federal funds sold	—	18	9

Total interest and dividend income	293,756	294,280	227,912
Interest expense
Deposits	22,052	29,509	28,704
Long-term borrowings	8,072	8,594	5,236
Federal Home Loan Bank advances	14	885	2,562
Other borrowings	43	68	90

Total interest expense	30,181	39,056	36,592
Net interest income	263,575	255,224	191,320

Provision for loan losses	14,118	24,491	38,396
Net interest income after provision for loan losses	249,457	230,733	152,924

Non-interest income
Service charges on deposit accounts	24,569	24,011	13,385
Debit card income	11,533	10,516	6,281
Fees on mortgage loans originated and sold	5,401	5,994	2,791
Investment advisory and trust fees	2,455	1,368	2,184
FDIC indemnification asset (expense) income	(5,656)	1,325	7,627
Legal settlements and insurance recoveries	1,900	3,460	—
Investment securities gains, net	122	8,619	5,354
Other-than-temporary impairment losses on investments:
Gross impairment loss	(54)	(44)	(953)
Less: Impairments recognized in other comprehensive income	—	—	337

Net impairment losses recognized in earnings	(54)	(44)	(616)

Other income	12,696	7,459	3,805

Total non-interest income	52,966	62,708	40,811

Non-interest expense
Salaries and employee benefits	89,985	91,611	73,551
Stock-based compensation expense	5,439	18,681	9,236
Net occupancy, equipment and software expense	42,420	39,260	26,229
OREO valuation expenses	22,034	22,498	7,781
Gain on sales of OREO	(3,482)	(3,801)	(1,704)
Foreclosed asset related expense	5,955	9,531	6,699
Loan workout expense	8,045	7,508	3,095
Conversion and merger related expense	234	7,543	7,620
Professional fees	9,827	12,937	9,287
(Gains) losses on extinguishment of debt	(122)	3,267	(416)
Legal settlement expenses	543	2,752	—
Impairment of intangible assets	—	202	2,872
Computer services	12,965	9,700	6,525
CVR expense	2,833	187	—
FDIC assessments	6,923	6,716	5,914
Telecommunication expenses	6,451	5,642	3,264
Other expenses	26,159	25,724	21,826

Total non-interest expense	236,209	259,958	181,779

Income before income taxes	66,214	33,483	11,956
Income tax expense (benefit)	27,370	(21,542)	4,434

Net income before attribution of noncontrolling interests	38,844	55,025	7,522
Net income attributable to noncontrolling interests	—	4,534	1,310

Net income attributable to Capital Bank Financial Corp.	$38,844	$50,491	$6,212

Basic income per share	$0.74	$1.06	$0.14

Diluted income per share	$0.73	$1.04	$0.14

The accompanying notes are an integral part of these financial statements.

CAPITAL BANK FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

	Years Ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$38,844	$55,025	$7,522
Other comprehensive (loss) income before tax:
Unrealized holding (losses) gains on available for sale securities	(18,304)	10,520	22,399
Unrealized holding loss on investment securities transferred from available-for-sale to held-to-maturity	(9,747)	—	—
Less: Reclassification adjustments for losses (gains) recognized in income	607	(8,448)	(4,766)

Other comprehensive (loss) income, before tax	(27,444)	2,072	17,633
Tax effect	10,569	(779)	(6,729)

Other comprehensive (loss) income, net of tax	(16,875)	1,293	10,904

Comprehensive income	$21,969	$56,318	$18,426
Less: Comprehensive income attributable to noncontrolling interests	—	4,895	2,288

Comprehensive income attributable to Capital Bank Financial Corp.	$21,969	$51,423	$16,138

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2010	21,384	$214	23,736	$237	$865,673	$11,938	$(2,759)	$—	$5,933	$881,236
Net income	—	—	—	—	—	6,212	—		1,310	7,522
Other comprehensive income, net of tax expense of $6,729	—	—	—	—	—	—	9,926	—	978	10,904
Conversion of shares	(2,386)	(24)	2,386	24	—	—	—	—	—	—
Restricted stock grants	1,030	10	—	—	(10)	—	—	—	—	—
Stock based compensation	—	—	—	—	9,090	—	—	—	—	9,090
Origination of noncontrolling interest	—	—	—	—	—	—	—	—	70,599	70,599
Merger of TIB Bank, Capital Bank and GreenBank into Capital Bank, NA	—	—	—	—	1,577	—	—	—	(1,577)	—
Rights offerings of subsidiaries	—	—	—	—	14,297	—	—	—	(2,738)	11,559

Balance, December 31, 2011	20,028	$200	26,122	$261	$890,627	$18,150	$7,167	—	$74,505	$990,910

Net income						50,491	—	—	4,534	55,025
Other comprehensive income, net of tax expense of $779	—	—	—	—	—	—	932	—	361	1,293
Conversion of shares	3,301	33	(3,301)	(33)	—	—	—	—	—	—
Restricted stock grants	306	3	—	—	(3)	—	—	—	—	—
Stock based compensation	—	—	—	—	18,740	—	—	—	13	18,753
Issuance of shares for noncontrolling interest and merger	3,706	37	—	—	78,093	—	1,248	—	(79,413)	(35)
Initial public offering	5,684	57	—	—	89,340	—	—	—	—	89,397

Balance, December 31, 2012	33,025	$330	22,821	$228	$1,076,797	$68,641	$9,347	—	$—	$1,155,343

Net income	—	—	—	—	—	38,844	—	—	—	38,844
Other comprehensive loss, net of tax benefit of $10,569	—	—	—	—	—	—	(16,875)	—	—	(16,875)
Restricted stock grants	4	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	5,439	—	—	—	—	5,439
Fractional shares	—	—	9	—	(1)	—	—	—	—	(1)
Purchase of treasury stock	(3,161)	—	(600)	—	—	—	—	(69,962)	—	(69,962)
Conversion of shares	3,183	32	(3,183)	(32)	—	—	—	—	—	—

Balance, December 31, 2013	33,051	$362	19,047	$196	$1,082,235	$107,485	$(7,528)	$(69,962)	$—	$1,112,788

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Cash Flows

	Years Ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities
Net income	$38,844	$55,025	$7,522
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of acquired loans	(161,867)	(193,425)	(167,268)
Depreciation and amortization	20,843	14,579	4,226
Provision for loan losses	14,118	24,491	38,396
Deferred income tax	26,964	(15,940)	(9,920)
Net amortization of investment securities premium/discount	12,091	12,569	7,756
Other than temporary impairment of investment securities	54	44	616
Net realized gains on sales of investment securities	(122)	(8,619)	(5,354)
Stock-based compensation expense	5,439	18,753	9,090
Gain on sales of OREO	(3,482)	(3,801)	(1,704)
OREO valuation expenses	22,034	22,498	7,781
Other	(3,125)	(1,083)	887
(Gains) losses on extinguishment of debt	(122)	3,267	(416)
Mortgage loans originated for sale	(173,435)	(208,087)	(134,575)
Proceeds from sales of mortgage loans originated for sale	182,101	223,551	128,926
Fees on mortgage loans originated and sold	(5,401)	(5,994)	(2,791)
Impairment of intangible asset	—	202	2,872
FDIC indemnification asset expense (income)	5,656	(1,325)	(7,627)
(Gain) loss on sale/disposal of premises and equipment	(447)	89	(30)
Gain on exchange of partnership interest	(1,536)	—	—
Proceeds from FDIC loss share agreements	14,265	27,030	77,372
Change in accrued interest receivable and other assets	2,047	(10,349)	38,707
Change in accrued interest payable and other liabilities	4,493	(28,702)	(3,857)

Net cash used in operating activities	(588)	(75,227)	(9,391)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(436,459)	(919,444)	(656,598)
Sales of investment securities available-for-sale	225	340,026	325,555
Repayments of principal and maturities of investment securities available-for-sale	206,246	586,937	389,868
Repayments of principal and maturities of investment securities held-to-maturity	44,878	—	—
Net (purchases) sales of FHLB and Federal Reserve stock	(5,158)	4,749	4,472
Net cash acquired through acquisition of CBKN	—	—	27,955
Net cash acquired through acquisition of GRNB	—	—	326,456
Net cash acquired through acquisition of SCMF	—	156,942	—
Purchase of trademark	—	(100)	—
Net decrease (increase) in loans	262,564	484,887	(21,340)
Purchases of premises and equipment	(3,072)	(13,994)	(25,244)
Proceeds from sale of premises and equipment	7,490	(26)	110
Proceeds from sales of OREO	75,548	99,704	83,361

Net cash provided by investing activities	152,262	739,681	454,595

Cash flows from financing activities
Net (decrease) increase in demand, money market and savings accounts	(64,604)	257,010	242,663
Net decrease in time deposits	(623,201)	(603,240)	(601,093)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(16,658)	(25,533)	(23,322)
Net decrease in long-term repurchase agreements	—	(60,000)	—
Net increase (decrease) in short term FHLB advances	95,000	—	(30,000)
Net decrease of long term FHLB advances	(182)	(297,142)	(221,973)
Prepayments of long term borrowings	(42,500)	—	—
Purchase of treasury stock	(69,962)	—	—
Proceeds from initial public offering	—	89,397	—
Cash paid for non-controlling interest	—	(35)	—
Net proceeds from common stock rights offerings of subsidiaries	—	—	11,559

Net cash used in financing activities	(722,107)	(639,543)	(622,166)

Net (decrease) increase in cash and cash equivalents	(570,433)	24,911	(176,962)
Cash and cash equivalents at beginning of period	734,874	709,963	886,925

Cash and cash equivalents at end of period	$164,441	$734,874	$709,963

Supplemental disclosures of cash:
Interest paid	$31,509	$44,427	$56,537
Cash collections of contractual interest on purchased credit impaired loans	116,807	167,907	132,800
Income taxes paid	1,741	16,781	10,086
Supplemental disclosures of noncash transactions :
OREO acquired through loan transfers and acquisitions	$69,403	$104,739	$104,279
Transfer of OREO to premises and equipment	—	1,026	—
Transfer of financed portion of premises and equipment sold	—	930	—
Net acquisition of non-cash (liabilities)	—	(156,942)	(283,812)
Non-cash portion of acquired premises and equipment	—	2,717	—
Transfer of available-for-sale securities to held-to-maturity securities	510,976	—	—
Elimination of noncontrolling interest	—	79,413	—

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

The Reorganization was accounted for as a merger with CBF as the accounting acquirer (which is the surviving entity for legal purposes). As this was a common control transaction it was accounted for as an acquisition of a noncontrolling interest. As a result, there was no adjustment to CBF’s historical carrying amounts of assets and liabilities reflected in the accompanying balance sheet.

On October 1, 2012, the Company completed its acquisition of Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston Salem, North Carolina. See Note 3 – Business Combinations and Acquisitions, for further information regarding this acquisition.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. All significant inter-company accounts and transactions have been eliminated in consolidation. The following is a summary of the more significant accounting and reporting policies.

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

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash on hand and highly-liquid items with an original maturity of three months or less including amounts due from banks, federal funds sold, and interest-bearing deposits at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Atlanta (“FRB”). Within the consolidated statement of cash flows, customer loan and deposit transactions and short term borrowings are reported on a net basis.

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

Investment Securities and Other than Temporary Impairment

Investment securities which may be sold prior to maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported in Other Comprehensive Income. Other securities such as Federal Home Loan Bank stock are carried at cost and are included in Other Assets on the balance sheets. Investment securities where the Company has both the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

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

Purchased Credit-Impaired Loans

When it is probable that the Company will not collect all contractual cash flows associated with acquired loans, unless specifically exempt, these acquired loans are accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. Any Allowance for Loan Losses (“the Allowance”) previously associated with these loans does not carry over to the Company and is eliminated in the purchase accounting adjustments. The fair value of the PCI loans is then assigned based on the present value of estimated future cash flows including prepayments but exclusive of any loss-sharing arrangements.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The excess of the gross cash flows expected to be collected over the present value of cash flows at the acquisition date (i.e., the accretable yield) is accreted into income over the estimated remaining term of the PCI loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual as the accretable yield is reported as interest income. The impact of changes in variable interest rates is recognized prospectively as adjustments to the accretable yield.

For further discussion of the Company’s acquisitions and loan accounting, see Notes 3 and 6, respectively, to the consolidated financial statements.

Originated Loans and Acquired Non-PCI Loans

Originated loans that management has the intent and ability to hold are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Acquired non-PCI loans are initially reported at their acquisition date fair value. Subsequently, acquired non-PCI loans are reported net of amortization or accretion of any applicable acquisition discount or premium and an allowance for loan losses. Interest income on originated and non-PCI acquired loans is reported on the interest method and includes amortization of net deferred loan fees, costs and any applicable acquisition discount or premium over the loan term. Amortization of deferred loan fees and costs is based on the contractual lives of the loans and does not include anticipation of prepayments. If the collectability of interest appears doubtful, the loan is classified as nonaccrual.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

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

Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into segments—commercial real estate, commercial, consumer and other. The Company further divides the portfolio segments into classes and subclasses based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk (such as owner occupied commercial real estate, for which the Company believes risk characteristics and cash flows are aligned with the Commercial class).

The classes and subclasses for the Company are as follows:

Commercial real estate

•	Non-owner occupied commercial real estate

•	Other commercial construction and land

•	Multifamily commercial real estate

•	1-4 family residential construction and land

Commercial

•	Owner occupied commercial real estate

•	Commercial and industrial

•	Lease Financing

Consumer

•	1-4 family residential

•	HELOC

•	Junior lien

•	Other consumer loans

•	Indirect auto

Other

•	Farmland

•	Agriculture

•	All other loans

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

For non-“PCI” loans, the allowance for loan losses is calculated by applying loss factors to outstanding loans. It is the Company’s policy to use loss factors based on historical loss experience which may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The Company has limited historical loss experience on newly originated loans and the historical loss information available relating to the portfolios of acquired loans is considered by management to be irrelevant to newly originated loans due to differences in underwriting criteria and loan type. Accordingly, the Company currently is utilizing loss rates from a peer group of comparable banks based on size, portfolio type and geography as the basis for determining loss factors to apply to any outstanding loans. The Company derives the loss factors for all segments from pooled loan loss factors. Such pooled loan loss factors (for loans not individually graded) are based on expected net charge off ranges. Loan loss factors, which are used in determining the allowance, are adjusted quarterly primarily based upon the changes in the level of historical net charge offs and parameter updates by management. Management estimates probable incurred losses in the portfolio based on a historical loss look-back period. The look-back period is representative of management’s consideration of relevant historical loss experience.

Furthermore, based on management’s judgment, the Company’s methodology permits adjustments to any loss factor used in the computation of the allowance for significant factors, which affect the collectability of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates based upon the most recent information that has become available. This includes changing the number of periods that are included in the calculation of the loss factors and adjusting qualitative factors to be representative of the current economic cycle and other factors impacting the portfolio.

Generally, for Commercial loans, the Company evaluates individual nonaccrual loans with recorded investment balances greater than or equal to $0.5 million and substandard but accruing loans with recorded investment balances greater than or equal to $1.0 million for impairment. Residential mortgage and consumer loans are not individually evaluated for impairment unless they become delinquent and exceed $0.5 million in recorded investment or represent troubled debt restructurings. Loans are considered impaired when the individual evaluation of current information regarding the borrower’s financial condition, loan collateral, and cash flows indicates that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer, home equity line, indirect auto and residential mortgage loans, which are evaluated on a pool basis.

Loans are charged off in whole or in part when they are considered to be uncollectible. For commercial and agricultural, construction and vacant land and commercial mortgage loans, such evaluations are generally considered for collectability based on borrower financial condition as well as the value of any collateral. For residential mortgage and consumer loans, this evaluation is generally based on past due status as discussed above, as well as an evaluation of borrower creditworthiness and the value of any collateral. Recoveries of amounts previously charged off are recorded as an increase in the allowance for loan losses.

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

The allowance for loan losses associated with PCI loans is comprised of an allowance necessary for certain pools of loans. An allowance related to a PCI loan pool is established when the present value of expected cash flows from the loan pool is less than its recorded investment. The amount of the allowance is equal to the difference between these amounts. In calculating the present value of expected cash flows for this purpose, changes in cash flow estimates pursuant to credit factors are isolated from those related to changes in interest rate indices. Any subsequent improvement in the expected cash flows related to the loan pool results in a reduction of any previously established allowance. Any changes in the allowance, including the initial establishment, are recorded in earnings for the current period as a component of the provision for loan losses.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Estimates of expected cash flows incorporate assumptions of expected prepayments, probability of default and loss severity given default. Probability of default assumptions are derived from incurred and expected loss data published in third party research reports for commercial, commercial real estate and residential loans. Probability of default assumptions for residential loans are adjusted to incorporate increased risk for historical delinquency occurrence and high loan to collateral value (“LTV”) ratios, and updated borrower credit information. For commercial and commercial real estate loans, probability of default assumptions are based upon loan risk ratings of the Company. Loss severity given default assumptions are developed using either assigned by third party research reports or estimates of current LTV ratios which use real estate price index values for the applicable state or Metropolitan Statistical Area (“MSA”) where available.

During 2013, the Company enhanced certain assumptions used to estimate expected cash flows for residential loans based on back testing historical results. The most significant enhancements were as follows:

•	State and appraisal year specific adjustments were introduced to improve estimates of current LTV used in loss severity given default assumptions; and

•

Differences between the Company’s historical loss experience and that of similar loan populations in contrast to the loan population used in the third party research reports referred to above were used to calibrate the Company’s probability of default assumptions.

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

FDIC Indemnification Asset

Pursuant to purchase and assumption agreements with the FDIC, the Bank has entered into loss share agreements in which the FDIC will reimburse the Company for certain amounts related to certain acquired loans and other real estate owned should the Company experience a loss during the term of the agreement. An indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The indemnification asset on the acquisition date reflects the present value of future cash flows expected to be received from the FDIC using an appropriate discount rate which reflects counterparty credit risk.

Subsequent to initial recognition, the indemnification asset continues to be measured on the same basis as the related indemnified loans and OREO and is impacted by changes in estimated cash flows associated with these loans and foreclosed properties. Deterioration in expected cash flows of the loans are immediately recorded as an adjustment to the allowance for loan losses and would correspondingly result in an increase in the indemnification asset, with the offset recorded through the consolidated statement of income. Improvements in the cash flows of the loans would first result in a reversal of any existing cumulative impairment and related valuation allowance and a corresponding increase in the indemnification asset. Subsequent to the full reversal of any such valuation allowance, additional improvement in loan cash flows is reflected as an adjustment to yield that is accreted into income over the remaining term of the loans along with increased amortization of the indemnification asset. Such amortization is recognized over the shorter of a) the remaining term of the loans or b) the life of the shared loss agreements. Loss assumptions used for the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss sharing agreements.

Upon the determination of an incurred loss, the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded until cash is received from the FDIC.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets (including core deposit base premiums, customer relationship intangibles, and mortgage servicing rights) arising from business purchase combinations are initially recorded at fair value. Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values and tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other intangible assets are considered to be impaired if the undiscounted cash flows from its associated asset group are less than their recorded net book value; if impairment is determined to exist, the asset must be written down to its fair value based upon discounted cash flows in the period in which impairment is determined to exist. Factors considered in the impairment evaluation include but are not limited to fair market value, general market conditions and projections of future operating results.

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

Derivative Instruments

The Company has stand-alone derivative financial instruments which it acquired in its’ purchase of Southern Community, primarily in the form of interest rate swaps, foreign exchange contracts, option agreements, and interest rate caps. Additionally, forward loan sales contracts are derived from mortgage loans commitments. These transactions involve both credit and market risk.

The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. Derivatives are recorded at fair value in other assets and other liabilities on the Company’s balance sheet

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. These collateral levels are based on the credit rating of the counterparties.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 20. Fair value estimates include uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Operating Leases

Rent expense for the Company’s operating leases is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of transactions are recorded into expense on a straight line basis over the minimum lease terms. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Income Taxes

The provision for income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability or balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of benefit that is greater than 50% likely to be realized upon settlement. For tax positions not meeting the “more likely than not” test, no benefit is recorded. If applicable, accrual of penalties and interest related to an unrecognized tax benefit are recorded in income tax expense. Penalties and interest related to income tax returns are recorded in non-interest expense within the consolidated financial statements.

A valuation allowance related to the deferred tax asset is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. As of December 31, 2013 and 2012, management considered the need for a valuation allowance and based upon its assessment of the evidence available at the time of the analysis, concluded that a valuation allowance was not necessary.

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

Loss Contingencies, Contingent Value Rights and Loss Share Clawback Liabilities

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that will have a material effect on the financial statements. Current contingent value rights and FDIC loss clawback liabilities are periodically remeasured, with any changes in measurement accounted for as non-interest expense. The balance at December 31, 2013 and 2012 for the contingent value rights was $15.7 million and $12.9 million, respectively. The balance at December 31, 2013 and 2012 for the clawback liability was $1.0 million and $1.1 million, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Related Party Transaction

Certain of the directors and executive officers of Capital Bank, NA, members of their immediate families and entities with which they are associated are customers of and borrowers from the Bank. As of December 31, 2013 and 2012, total loans outstanding to directors and executive officers of the Bank, and their associates as a group, equaled approximately $10.9 million and $16.9 million, respectively. All outstanding loans and commitments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Operating Segments

While the chief operating decision-makers monitor the revenue streams of the various products and services, the financial services operations are considered by management to be one reportable segment. Operations are managed and financial performance is evaluated on a Company-wide basis.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” This ASU allows for use of the proportional amortization method for qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. This ASU provides for a practical expedient, which allows for amortization of only expected tax credits over the period tax credits are expected to be received. This method is permitted if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. This ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This update requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. For public entities, this ASU is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For public entities, this ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012. This update adopted on January 1, 2013, as required, impacted presentation only and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In July 2012, the FASB issued ASU No. 2012-02, Topic 350—Intangibles Goodwill and Other (“ASU 2012-02”), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. The adoption on January 1, 2013 did not have a material impact on our consolidated results of operations or financial condition.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The application of this ASU was clarified by ASU 2013-01. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company was required to adopt this update for periods beginning after January 1, 2013, with retrospective presentation for all comparative periods. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Earnings Per Common Share

Basic earnings per share is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and unvested restricted shares computed using the treasury stock method. Earnings per share have been computed based on the following:

(Shares in thousands)	2013	2012	2011
Weighted average number of common shares outstanding:
Basic	52,614	47,779	45,122
Dilutive effect of options outstanding	—	—	—
Dilutive effect of restricted shares	879	558	262

Diluted	53,493	48,337	45,384

The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Anti-dilutive stock options	3,041	2,850	1,783
Anti-dilutive restricted shares	—	—	—

3.	Business Combinations and Acquisitions

Acquisition of Southern Community Financial Corporation

On October 1, 2012, the acquisition of all of the preferred and common share interests of Southern Community was consummated for a total purchase price of $99.3 million in cash. In addition, SCMF shareholders received a contingent value right (“CVR”) which could pay up to $1.30 per share (maximum potential payment of $21.9 million) in cash at the end of a five-year period based on 75% of the savings to the extent that legacy loan and foreclosed asset losses are less than a prescribed amount. As part of the acquisition, the Company purchased from the United States Department of the Treasury (the “Treasury”) all of the outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and related warrants originally issued by SCMF to the Treasury in connection with SCMF’s participation in the Treasury’s Troubled Asset Relief Program (“TARP”). The cash purchase price was approximately $46.9 million which is equal to the outstanding liquidation amount of the preferred stock and is included in the $99.3 million above. Subsequently, SCMF cancelled the Series A Preferred stock. SCMF was the parent of Southern Community Bank and Trust, a bank with 22 branches in Winston-Salem, the Piedmont Triad, and other North Carolina markets. The estimated fair values of assets acquired and liabilities assumed in the acquisition of SCMF were based on the information that was available at the time. During the third quarter of 2013, CBF concluded that the underlying asset quality in the SCMF loan portfolio should lead to better credit performance than originally anticipated in our preliminary estimates of fair value.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

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

(Dollars in thousands)	Reported on Dec. 31, 2012 as of October 1, 2012	Measurement Period Adjustments	Revised as of October 1, 2012
Fair value of assets acquired:
Cash and cash equivalents	$256,267	$—	$256,267
Investment securities	189,771	—	189,771
Loans	774,781	43,238	818,019
Premises and equipment	35,061	—	35,061
Other intangible assets	6,860	—	6,860
Deferred tax asset	43,481	(15,532)	27,949
Other assets	60,159	(174)	59,985

Total assets acquired	1,366,380	27,532	1,393,912
Fair value of liabilities assumed:
Deposits	1,093,914	—	1,093,914
Long term debt and other borrowings	187,341	—	187,341
Other liabilities	17,703	11,656	29,359

Total liabilities assumed	1,298,958	11,656	1,310,614

Fair value of net assets acquired	67,422	15,876	83,298
Purchase price	99,325	—	99,325

Goodwill	$31,903	$(15,876)	$16,027

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Revision of Previously Issued Financial Statements

As a result of the measurement period adjustment discussed above, the Company revised the 2012 Consolidated Financial Statements as noted herein and, as applicable, 2012 amounts related to loans, net, allowance for loan losses, other real estate owned, goodwill, deferred income taxes, net and accrued interest payable and other liabilities as revised in Notes 6, 7, 10, 11, 18, 20, 22 and 24.

(Dollars in thousands)	December 31, 2012 Revised	December 31, 2012 as Filed
Total assets	$7,306,953	$7,295,713
Total liabilities	6,151,610	6,139,682
Total shareholders’ equity	1,155,343	1,156,031
Total liabilities and shareholders’ equity	7,306,953	7,295,713

	For the Year Ended
	December 31, 2012 Revised	December 31, 2012 as Filed
Income before income taxes	$33,483	$34,435
Income tax benefit	(21,542)	(21,278)
Net income attributable to Capital Bank Financial Corp.	50,491	51,179

Basic earnings per common share	$1.06	$1.07

Diluted earnings per common share	$1.04	$1.06

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Acquisition of Investment in Green Bankshares Inc.

On September 7, 2011, Green Bankshares completed the issuance and sale of 119,900 shares of its common stock to the Company for gross consideration of $217.0 million less $0.8 million of the Company’s expenses which were reimbursed by Green Bankshares (the “GRNB Investment”). The total consideration was comprised of $147.6 million of cash and the Company’s Series A Preferred Stock and warrant to purchase shares of common stock issued by Green Bankshares to the Treasury in connection with the TARP, which were repurchased by the Company and contributed to GRNB at fair value of $68.7 million as a component of the Company’s investment consideration. Subsequently, GRNB cancelled the Series A Preferred Stock. In connection with the Company’s Investment, each Green Bankshares shareholder as of September 6, 2011 received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of GreenBank’s then existing loan portfolio as of May 5, 2011. The most significant refinements included in the measurement period adjustments are as follows: (1) increases in the collectability of certain legacy bank fully charged-off loan balances and fees; (2) an increase in the estimated fair value of the core deposit intangible assets; (3) an increase in deferred tax assets related to the other fair value estimate changes offset by a reduction of expected realization of items considered to be built in losses; and (4) an increase in Goodwill caused by the net effect of these adjustments. The following table summarizes the Company’s GRNB Investment and Green Bankshares opening balance sheet as of September 7, 2011 adjusted to fair value:

(Dollars in thousands)	Reported on Dec. 31, 2011 as of Sept. 7, 2011	Measurement Period Adjustments	Revised as of Sept. 7, 2011
Fair value of assets acquired:
Cash and cash equivalents	$542,725	$—	$542,725
Investment securities	174,188	(450)	173,738
Loans	1,342,798	1,943	1,344,741
Premises and equipment	71,654	(564)	71,090
Other intangible assets	12,118	1,500	13,618
Deferred tax asset	54,642	(5,423)	49,219
Other assets	140,809	(124)	140,685

Total assets acquired	2,338,934	(3,118)	2,335,816

Fair value of liabilities assumed:
Deposits	1,872,050	—	1,872,050
Long term debt and other borrowings	231,152	—	231,152
Other liabilities	19,474	(802)	18,672

Total liabilities assumed	2,122,676	(802)	2,121,874

Net assets acquired	216,258	(2,316)	213,942
Less: non-controlling interest at fair value	(26,814)	—	(26,814)

	189,444	(2,316)	187,128
Underwriting and legal costs	750	—	750
Purchase price	217,019	—	217,019

Goodwill	$26,825	$2,316	$29,141

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Acquisition of Investment in Capital Bank Corp.

On January 28, 2011, CBKN completed the issuance and sale of 71,000 shares of its common stock to the Company for aggregate consideration of $181.1 million, less $0.8 million of the Company’s expenses which were reimbursed by CBKN. In connection with the Company’s investment in CBKN, each shareholder as of January 27, 2011 received one CVR that entitles the holder to receive up to $0.75 in cash per CVR (maximum potential payment of $9.7 million) at the end of a five-year period based on the credit performance of CBKN’s then existing loan portfolio as of November 3, 2010. The following table summarizes the Company’s investment in CBKN and the Company’s opening balance sheet adjusted to fair value:

(Dollars in thousands)	As of Jan. 28, 2011
Fair value of assets acquired:
Cash and cash equivalents	$208,255
Investment securities	225,336
Mortgage loans held for sale	2,569
Loans	1,104,463
Other intangible assets	5,004
Deferred tax asset	66,509
Other assets	66,048

Total assets acquired	1,678,184

Fair value of liabilities assumed:
Deposits	1,351,467
Borrowings	123,837
Subordinated debt	19,867
Other liabilities	9,023

Total liabilities assumed	1,504,194

Net assets acquired	173,990
Less: non-controlling interest at fair value	(43,785)

130,205
Underwriting and legal costs	750
Purchase price	181,050

Goodwill	$50,095

Pro Formas

The following table reflects the pro forma total net interest income, non-interest income and net income (loss) for periods presented as though the acquisition of CBKN, GRNB and SCMF had taken place at the beginning of each period. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on the first day of the respective periods, nor of future results of operations.

	Pro Forma Years Ended December 31, (unaudited)
(Dollars in thousands)	2012	2011
Net interest income	$285,899	$296,899
Non-interest income	84,059	83,902
Net income (loss)	63,865	(30,327)

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

4.	Cash and Due from Banks

During the fourth quarter of 2013, the Federal Reserve Bank implemented a new central reserve account administration application. As a result, the Bank is no longer required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements.

Total cash pledged for derivatives and letters of credit was $4.8 million and $2.9 million, respectively, at December 31, 2013 and 2012.

At December 31, 2012, the reserve balance requirement for Capital Bank, NA was $37.7 million.

5.	Investment Securities

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2013 and 2012 are presented below:

(Dollars in thousands)	December 31, 2013
Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$133,647	$363	$785	$133,225
Marketable equity securities	946	—	15	931
Mortgage-backed securities—residential issued by government sponsored entities	549,869	2,337	5,580	546,626
Industrial revenue bond	3,750	109	—	3,859
Collateralized debt obligations	505	295	—	800

Total	$688,717	$3,104	$6,380	$685,441

Held-to-maturity
U.S. Government agencies	14,972	—	401	14,571
States and political subdivisions—tax exempt	14,201	27	129	14,099
States and political subdivisions—taxable	545	—	12	533
Mortgage-backed securities—residential issued by government sponsored entities	435,380	328	5,218	430,490

Total	$465,098	$355	$5,760	$459,693

(Dollars in thousands)	December 31, 2012
Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$7,913	$102	$—	$8,015
States and political subdivisions—tax exempt	16,019	1,196	—	17,215
States and political subdivisions—taxable	509	64	—	573
Marketable equity securities	2,731	—	12	2,719
Mortgage-backed securities—residential issued by government sponsored entities	959,863	15,048	1,058	973,853
Industrial revenue bond	3,750	50	—	3,800
Corporate bonds	26	—	—	26
Trust preferred securities	250	—	4	246
Collateralized debt obligations	505	—	208	297

Total	$991,566	$16,460	$1,282	$1,006,744

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Trading securities totaled $6.3 million at December 31, 2013.

During the third quarter of 2013, the Company transferred $511.0 million of available-for-sale securities to held-to-maturity securities, reflecting the Company’s intent and ability to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are accounted for at fair value at the date of transfer. The related $9.7 million of unrealized holding loss, net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is being amortized as an adjustment to interest income over the remaining life of the securities. There were no gains or losses recognized as a result of this transfer. There were no investment securities held-to-maturity at December 31, 2012.

Proceeds from sales and calls of securities were $2.1 million, $496.3 million and $402.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Gross gains of approximately $0.2 million, $8.4 million, and $5.4 million were realized on these sales and calls during the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated fair value of investment securities at December 31, 2013, by contractual maturity, is shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)
Available-for-sale	Amortized Cost	Estimated Fair Value	Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	55,859	55,983	0.64%
Due after ten years	82,043	81,901	0.68%
Mortgage-backed securities—residential issued by government sponsored entities	549,869	546,626	1.66%

	$687,771	$684,510	1.46%
Marketable equity securities	946	931

	$688,717	$685,441

Held-to-maturity	Amortized Cost	Estimated Fair Value	Yield
Due in one year or less	$674	$674	0.83%
Due after one year through five years	1,129	1,140	2.06%
Due after five years through ten years	7,678	7,631	3.02%
Due after ten years	20,237	19,758	3.05%
Mortgage-backed securities—residential issued by government sponsored entities	435,380	430,490	2.38%

	$465,098	$459,693	2.42%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Asset-backed securities	$102,835	$785	$—	$—	$102,835	$785
Marketable equity securities	931	15	—	—	931	15
Mortgage-backed securities—residential issued by government sponsored entities	339,565	5,580	—	—	339,565	5,580

Total	$443,331	$6,380	$—	$—	$443,331	$6,380

Held-to-maturity:
U.S. Government agencies	$14,571	$401	$—	$—	$14,571	$401
State and political subdivisions—tax exempt	10,489	129	—	—	10,489	129
State and political subdivisions—taxable	533	12	—	—	533	12
Mortgage-backed securities—residential issued by government sponsored entities	342,333	5,218	—	—	342,333	5,218

Total	$367,926	$5,760	$—	$—	$367,926	$5,760

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Marketable equity securities	$988	$12	$—	$—	$988	12
Mortgage-backed securities—residential	247,515	846	21,221	212	268,736	1,058
Trust preferred securities	246	4	—	—	246	4
Collateralized debt obligation	—	—	297	208	297	208

Total	$248,749	$862	$21,518	$420	$270,267	$1,282

There were no investment securities held-to-maturity at December 31, 2012.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The table below presents a rollforward of the other than temporary impairment credit losses recognized in earnings for the years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$660	$616	$—
Additions/subtractions:
Credit losses recognized during the period	54	44	616

Ending balance	$714	$660	$616

The Company owns shares of an investment fund with the principal investment strategy to invest in debt securities and other debt instruments that will cause shares of the fund to be deemed qualified under the Community Reinvestment Act (the “CRA”), so that financial institutions that are subject to the CRA, may receive investment test or similar credit under the CRA with respect to shares of the Fund held by them. The Company evaluates the intent and ability to hold for any anticipated recovery in fair value and the length of time and extent to which the fair value has been less than cost.

Based on the extended period the CRA security’s fair value had been less than cost, and market information indicated the prospects for recovery in the near-term were unlikely, the Company determined there to be OTTI during the third quarter of 2013. The Company recognized $54 thousand of impairment loss in earnings, equal to the entire difference between the CRA security’s cost basis and its fair value.

The Company owns a collateralized debt obligation (“CDO”) collateralized by trust preferred securities issued primarily by banks and several insurance companies. The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows which would require the recognition of impairment. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates. Interest payment deferrals are generally treated as defaults even though they may not actually result in defaults

The Company sold its investment in the CDO on January 7, 2014, and based on the sales price, the estimated fair value of the CDO increased by $0.5 million during the year ended December 31, 2013. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized gain was recognized as a component of accumulated other comprehensive income.

As of December 31, 2013, the Company’s security portfolio consisted of 139 securities, 86 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The majority of the mortgage-backed securities at December 31, 2013 and December 31, 2012 were issued by U.S. government-sponsored entities and agencies, institutions which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013 or 2012.

Investment securities having carrying values of approximately $313.5 million and $403.6 million at December 31, 2013 and 2012 were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Note 6. Loans

Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	2013	2012
Non-owner occupied commercial real estate	$775,733	$904,215
Other commercial construction and land	300,494	415,969
Multifamily commercial real estate	67,688	84,838
1-4 family residential construction and land	71,351	91,680

Total commercial real estate	1,215,266	1,496,702

Owner occupied commercial real estate	1,058,148	1,065,900
Commercial and industrial loans	803,736	665,507
Lease financing	2,676	—

Total commercial	1,864,560	1,731,407

1-4 family residential	804,322	838,557
Home equity loans	386,366	430,887
Other consumer loans	170,526	136,806

Total consumer	1,361,214	1,406,250

Other (1)	110,989	101,131

Total loans	$4,552,029	$4,735,490

(1)

Other loans include $49.7 million and $36.2 million and $45.3 million and $26.0 million of farm-land and agricultural and state and political subdivision obligations as of December 31, 2013 and 2012, respectively. Overdrafts included in other loans were $2.2 million and $3.3 million as of December 31, 2013 and 2012, respectively.

Total loans as of December 31, 2013 and 2012, include $8.0 million and $11.3 million of 1-4 family residential loans held for sale and $3.8 million and $0.7 million of deferred loan origination costs, respectively.

The Company had a non-impaired loan of $2.7 million collateralized by a bank branch that we operated under an operating lease. In September 2012, the Company purchased the branch for $2.9 million. Consideration included $0.2 million of cash and the application of the remaining outstanding loan balance of $2.7 million.

Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired or PCI Loans” as described in Note 1) and (ii) non-PCI loans. Loans originated by the Company and loans acquired through the purchase of CBKN, GRNB, SCMF and TIBB, are not subject to the loss sharing agreements and are classified as “non covered.” Additionally, certain consumer loans acquired through the acquisition of the Failed Banks are specifically excluded from the loss sharing agreements.

The Company designates loans as PCI by evaluating both qualitative and quantitative factors. The loans are analyzed by taking into account the individual loan risk rating assigned by the Company along with an understanding of the credit underwriting and monitoring practices of the originating institution as well as loan level data available regarding credit risk, such as delinquency status, origination vintage, accrual and charge off history.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

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

The table below presents a rollforward of accretable yield and income expected to be earned related to purchased credit-impaired loans:

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance, beginning of period	$553,348	$715,479	$292,805
New loans purchased	—	86,037	411,375
Accretion of income	(161,867)	(193,425)	(167,268)
Reclassifications from nonaccretable difference	84,203	89,218	245,775
Disposals	(91,909)	(143,961)	(67,208)

Balance, end of period	$383,775	$553,348	$715,479

The following table represents the periods we estimate the accretable yield will accrete into income based on the Company’s most recent estimate of cash flows for purchased credit-impaired loans:

(Dollars in thousands)
Years Ending December 31,
2014	$116,484
2015	83,047
2016	55,935
2017	41,142
2018	27,884
Thereafter	59,283

Total	$383,775

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

Because of the loss protection provided by the FDIC, the risks of CBF covered loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Refer to Note 11 – Other Real Estate Owned, for the covered and non-covered balances of other real estate owned.

As a result of overall improvement of credit loss expectations in our most recent estimates of cash flows, substantially related to the Company’s legacy Southern Community and Green Bankshares portfolios, the Company recognized $2.8 million and $0.3 million in CVR expense for years ended December 31, 2013 and 2012, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of December 31, 2013 and 2012:

(Dollars in thousands)
December 31, 2013	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$432,437	$287,562	$719,999
Other commercial C&D	213,543	67,789	281,332
Multifamily commercial real estate	29,392	29,187	58,579
1-4 family residential C&D	14,372	56,979	71,351

Total commercial real estate	689,744	441,517	1,131,261
Owner occupied commercial real estate	299,593	691,253	990,846
Commercial and industrial	129,961	663,563	793,524
Lease financing	—	2,676	2,676

Total commercial	429,554	1,357,492	1,787,046
1-4 family residential	349,060	384,663	733,723
Home equity	100,995	234,056	335,051
Consumer	12,433	157,991	170,424

Total consumer	462,488	776,710	1,239,198
Other	47,888	61,279	109,167

Total	$1,629,674	$2,636,998	$4,266,672

(Dollars in thousands)
December 31, 2012	PCI Loans	Non-PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$628,234	$181,009	$809,243
Other commercial C&D	328,280	55,967	384,247
Multifamily commercial real estate	46,146	27,078	73,224
1-4 family residential C&D	45,305	42,208	87,513

Total commercial real estate	1,047,965	306,262	1,354,227
Owner occupied commercial real estate	425,869	556,025	981,894
Commercial and industrial	194,481	453,969	648,450

Total commercial	620,350	1,009,994	1,630,344
1-4 family residential	486,122	260,622	746,744
Home equity	129,967	240,810	370,777
Consumer	28,109	108,512	136,621

Total consumer	644,198	609,944	1,254,142
Other	56,287	40,480	96,767

Total	$2,368,800	$1,966,680	$4,335,480

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Covered Loans

The following is a summary of the major categories of covered loans outstanding as of December 31, 2013 and 2012:

(Dollars in thousands)
December 31, 2013	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$55,734	$—	$55,734
Other commercial C&D	19,162	—	19,162
Multifamily commercial real estate	9,109	—	9,109
1-4 family residential C&D	—	—	—

Total commercial real estate	84,005	—	84,005
Owner occupied commercial real estate	67,302	—	67,302
Commercial and industrial	9,856	356	10,212

Total commercial	77,158	356	77,514
1-4 family residential	69,582	1,017	70,599
Home equity	15,201	36,114	51,315
Consumer	102	—	102

Total consumer	84,885	37,131	122,016
Other	1,822	—	1,822

Total	$247,870	$37,487	$285,357

(Dollars in thousands)
December 31, 2012	PCI Loans	Non-PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$94,916	$56	$94,972
Other commercial C&D	31,722	—	31,722
Multifamily commercial real estate	11,614	—	11,614
1-4 family residential C&D	4,167	—	4,167

Total commercial real estate	142,419	56	142,475
Owner occupied commercial real estate	84,006	—	84,006
Commercial and industrial	16,451	606	17,057

Total commercial	100,457	606	101,063
1-4 family residential	91,586	227	91,813
Home equity	16,823	43,287	60,110
Consumer	185	—	185

Total consumer	108,594	43,514	152,108
Other	4,364	—	4,364

Total	$355,834	$44,176	$400,010

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2013 by class of loans:

(Dollars in thousands)
Non-purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$—	$—	$—	$—	$—	$90	$90
Other commercial C&D	—	—	—	—	—	563	563
Multifamily commercial real estate	—	305	—	—	—	—	305
1-4 family residential C&D	—	—	—	—	—	1	1

Total commercial real estate	—	305	—	—	—	654	959
Owner occupied commercial real estate	—	20	—	—	—	3,394	3,414
Commercial and industrial	—	2	—	—	66	1,879	1,947

Total commercial	—	22	—	—	66	5,273	5,361
1-4 family residential	—	862	—	—	—	1,417	2,279
Home equity	146	1,046	—	—	1,270	2,324	4,786
Consumer	—	1,800	—	—	—	806	2,606

Total consumer	146	3,708	—	—	1,270	4,547	9,671
Other	—	—	—	—	—	—	—

Total	$146	$4,035	$—	$—	$1,336	$10,474	$15,991

(Dollars in thousands)
Purchased credit impaired loans	30-89 Days Past Due		Greater than 90 Day Past Due and Still Accruing/Accreting		Nonaccrual		Total
	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered
Non-owner occupied commercial real estate	$107	$1,463	$10,658	$35,563	$—	$—	$47,791
Other commercial C&D	—	1,105	8,479	58,633	—	—	68,217
Multifamily commercial real estate	—	—	—	2,641	—	—	2,641
1-4 family residential C&D	—	5	—	1,796	—	—	1,801

Total commercial real estate	107	2,573	19,137	98,633	—	—	120,450
Owner occupied commercial real estate	260	4,626	6,631	33,974	—	—	45,491
Commercial and industrial	—	249	1,597	29,819	—	—	31,665

Total commercial	260	4,875	8,228	63,793	—	—	77,156
1-4 family residential	227	6,696	10,824	37,646	—	—	55,393
Home equity	59	1,733	1,227	7,313	—	—	10,332
Consumer	—	344	67	1,249	—	—	1,660

Total consumer	286	8,773	12,118	46,208	—	—	67,385
Other	—	433	954	4,745	—	—	6,132

Total	$653	$16,654	$40,437	$213,379	$—	$—	$271,123

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

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

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at December 31, 2013:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Nonaccrual	Doubtful	Total
Non-owner occupied commercial real estate	$285,919	$568	$985	$90	$—	$287,562
Other commercial C&D	67,178	48	—	563	—	67,789
Multifamily commercial real estate	28,882	—	305	—	—	29,187
1-4 family residential C&D	53,224	1,958	1,796	1	—	56,979

Total commercial real estate	435,203	2,574	3,086	654	—	441,517
Owner occupied commercial real estate	681,571	4,093	2,195	3,394	—	691,253
Commercial and industrial	651,585	1,183	9,206	1,945	—	663,919
Lease financing	2,676	—	—	—	—	2,676

Total commercial	1,335,832	5,276	11,401	5,339	—	1,357,848
1-4 family residential	384,235	28	—	1,417	—	385,680
Home equity	263,490	37	3,050	3,593	—	270,170
Consumer	157,157	—	28	806	—	157,991

Total consumer	804,882	65	3,078	5,816	—	813,841
Other	61,006	—	273	—	—	61,279

Total	$2,636,923	$7,915	$17,838	$11,809	$—	$2,674,485

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at December 31, 2012:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Nonaccrual	Doubtful	Total
Non-owner occupied commercial real estate	$180,080	$—	$905	$80	$—	$181,065
Other commercial C&D	55,394	325	150	98	—	55,967
Multifamily commercial real estate	26,760	—	318	—	—	27,078
1-4 family residential C&D	39,026	160	2,659	363	—	42,208

Total commercial real estate	301,260	485	4,032	541	—	306,318
Owner occupied commercial real estate	548,506	2,953	2,600	1,966	—	556,025
Commercial and industrial	437,904	1,470	12,868	2,333	—	454,575

Total commercial	986,410	4,423	15,468	4,299	—	1,010,600
1-4 family residential	256,805	313	—	3,731	—	260,849
Home equity	274,827	777	3,420	5,073	—	284,097
Consumer	107,924	110	111	367	—	108,512

Total consumer	639,556	1,200	3,531	9,171	—	653,458
Other	40,431	49	—	—	—	40,480

Total	$1,967,657	$6,157	$23,031	$14,011	$—	$2,010,856

7.	Allowance for Loan Losses

Activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Balance, beginning of period	$57,262	$34,749	$753
(Reversal) provision for loan losses on PCI loans	(1,923)	13,462	26,317
Provision for loan losses on non-PCI loans	16,041	11,029	12,079
Non-PCI loans charged off	(18,723)	(5,744)	(4,426)
Recoveries of non-PCI loans previously charged off	4,194	3,766	26

Balance, end of period	$56,851	$57,262	$34,749

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The following table presents the roll forward of the allowance for loan losses for the year ended December 31, 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2012	Provision / (Reversals)	Net (Charge- offs)/Recoveries	December 31, 2013
Non-owner occupied commercial real estate	$3,764	$1,305	$(434)	$4,635
Other commercial C&D	12,711	(5,593)	1,099	8,217
Multifamily commercial real estate	348	(69)	41	320
1-4 family residential C&D	1,716	(186)	28	1,558

Total commercial real estate	18,539	(4,543)	734	14,730
Owner occupied commercial real estate	4,055	1,169	(774)	4,450
Commercial and industrial	7,490	10,124	(9,304)	8,310
Lease financing	—	3	—	3

Total commercial	11,545	11,296	(10,078)	12,763
1-4 family residential	15,740	5,896	88	21,724
Home equity	8,670	(3,559)	(1,242)	3,869
Consumer	2,082	3,029	(2,429)	2,682

Total consumer	26,492	5,366	(3,583)	28,275
Other	686	1,999	(1,602)	1,083

Total	$57,262	$14,118	$(14,529)	$56,851

The following table presents the roll forward of the allowance for loan losses for the year ended December 31, 2012 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2011	Provision (Reversal)	Net (Charge- offs)/Recoveries	December 31, 2012
Non-owner occupied commercial real estate	$3,854	$(964)	$874	$3,764
Other commercial C&D	7,627	4,625	459	12,711
Multifamily commercial real estate	398	(56)	6	348
1-4 family residential C&D	921	810	(15)	1,716

Total commercial real estate	12,800	4,415	1,324	18,539
Owner occupied commercial real estate	5,454	(1,778)	379	4,055
Commercial and industrial	4,166	3,397	(73)	7,490

Total commercial	9,620	1,619	306	11,545
1-4 family residential	7,252	8,441	47	15,740
Home equity	2,711	7,605	(1,646)	8,670
Consumer	1,594	1,740	(1,252)	2,082

Total consumer	11,557	17,786	(2,851)	26,492
Other	772	671	(757)	686

Total	$34,749	$24,491	$(1,978)	$57,262

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The following table presents the roll forward of the allowance for loan losses for the year ended December 31, 2011 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2010	Provision (Reversals)	Net (Charge- offs)/Recoveries	December 31, 2011
Non-owner occupied commercial real estate	$79	$3,775	$—	$3,854
Other commercial C&D	6	7,604	17	7,627
Multifamily commercial real estate	—	398	—	398
1-4 family residential C&D	19	902	—	921

Total commercial real estate	104	12,679	17	12,800
Owner occupied commercial real estate	70	5,384	—	5,454
Commercial and industrial	133	4,029	4	4,166

Total commercial	203	9,413	4	9,620
1-4 family residential	215	7,034	3	7,252
Home equity	33	7,050	(4,372)	2,711
Consumer	184	1,462	(52)	1,594

Total consumer	432	15,546	(4,421)	11,557
Other	14	758	—	772

Total	$753	$38,396	$(4,400)	$34,749

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans and by impairment evaluation method as of December 31, 2013:

	Allowance for Loan Losses			Loans
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,615	$3,020	$877	$286,685	$488,171
Other commercial C&D	—	1,201	7,016	—	67,789	232,705
Multifamily commercial real estate	—	116	204	—	29,187	38,501
1-4 family residential C&D	—	1,065	493	—	56,979	14,372

Total commercial real estate	—	3,997	10,733	877	440,640	773,749
Owner occupied commercial real estate	—	2,611	1,839	4,844	686,409	366,895
Commercial and industrial	507	6,370	1,433	9,623	654,296	139,817
Lease financing	—	3	—	—	2,676	—

Total commercial	507	8,984	3,272	14,467	1,343,381	506,712
1-4 family residential	—	2,279	19,445	—	377,668	418,642
Home equity	—	398	3,471	—	270,170	116,196
Consumer	5	2,313	364	207	157,784	12,535
Total consumer	5	4,990	23,280	207	805,622	547,373
Other	—	468	615	273	61,006	49,710

Total	$512	$18,439	$37,900	$15,824	$2,650,649	$1,877,544

(1)	Loans collectively evaluated for impairment include $435.0 million of acquired loans which are presented net of unamortized purchase discounts of $14.7 million.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans and by impairment evaluation method as of December 31, 2012:

	Allowance for Loan Losses			Loans
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (2)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,461	$2,303	$—	$181,065	$723,150
Other commercial C&D	—	1,810	10,901	—	55,967	360,002
Multifamily commercial real estate	—	129	219	—	27,078	57,760
1-4 family residential C&D	—	943	773	—	42,208	49,472

Total commercial real estate	—	4,343	14,196	—	306,318	1,190,384
Owner occupied commercial real estate	38	2,905	1,112	1,756	554,269	509,875
Commercial and industrial	—	5,920	1,570	—	454,575	210,932

Total commercial	38	8,825	2,682	1,756	1,008,844	720,807
1-4 family residential	—	1,915	13,825	3,153	246,420	577,708
Home equity	—	376	8,294		284,097	146,790
Consumer	—	1,568	514	—	108,512	28,294

Total consumer	—	3,859	22,633	3,153	639,029	752,792
Other	—	377	309	—	40,480	60,651

Total	$38	$17,404	$39,820	$4,909	$1,994,671	$2,724,634

(2)	Loans collectively evaluated for impairment include $493.6 million of acquired loans which are presented net of unamortized purchase discounts of $18.9 million.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loans effective interest rate. If the impairment analysis results in a loss, an allowance for loan losses is established for the loan. During the year ended December 31, 2013, loans modified in TDRs were nominal. Because of the immateriality of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the allowance for loan losses at December 31, 2013. The Company had loans modified in TDRs with recorded investments of $1.2 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively.

8.	FDIC Indemnification Asset

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

The following is a summary of the activity in the FDIC indemnification asset.

(Dollars in thousands)
Balance, December 31, 2010	$91,467

Indemnification asset income	10,968
Amortization on indemnification asset	(3,341)
Cash received on reimbursable losses	(32,812)

Balance, December 31, 2011	$66,282

Indemnification asset income	10,728
Amortization on indemnification asset	(9,403)
Cash received on reimbursable losses	(18,190)
Balance, December 31, 2012	$49,417

Indemnification asset income	2,245
Amortization on indemnification asset	(7,901)
Cash received on reimbursable losses	(10,151)

Balance, December 31, 2013	$33,610

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

9.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Estimated Useful Life
Land	$49,219	$53,802
Buildings and leasehold improvements	124,312	128,189	<1 to 40 years
Furniture, fixtures and equipment	65,605	57,296	<1 to 40 years
Construction in progress	564	5,422

Premises and equipment, gross	239,700	244,709
Less: Accumulated depreciation	(59,845)	(46,252)

Premises and equipment, net	$179,855	$198,457

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $14.6 million, $13.1 million and $7.7 million, respectively.

The Company is obligated under operating leases for office and banking premises which expire in periods varying from three months to twenty-three years. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $10.3 million, $9.4 million and $7.8 million, respectively. Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2013:

(Dollars in thousands)
Years Ending December 31,
2014	$9,191
2015	8,154
2016	7,520
2017	6,721
2018	6,071
Thereafter	39,853

$77,510

10.	Goodwill and Intangible Assets

Changes in goodwill during the years ended December 31, 2013, 2012 and 2011 consist of the following:

(Dollars in thousands)
Balance December 31, 2010	$36,724

Goodwill associated with the acquisition of CBKN	50,095
Goodwill associated with the acquisition of GRNB	29,141

Balance, December 31, 2011	$115,960
Goodwill associated with the acquisition of SCMF	16,027

Balance, December 31, 2012	$131,987

Balance, December 31, 2013	$131,987

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Changes in intangible assets during the years ended December 31, 2013, 2012 and 2011 consist of the following:

(Dollars in thousands)	Core Deposit Intangible	Trade Name	Customer Relationship Intangible	Mortgage Servicing Rights
Balance December 31, 2010	$10,958	$681	$3,413	$102

Increase associated with acquisition of CBKN	4,400	604	—	138
Increase associated with acquisition of GRNB	13,400	—	—	218
Impairment of wealth management intangible	—	—	(2,872)	—
Amortization	(3,109)	(821)	(350)	(70)

Balance December 31, 2011	$25,649	$464	$191	$388

Increase associated with acquisition of SCMF	6,860	—	—	—
Increase associated with Trademark	—	100	—	—
Impairment of wealth management intangible	—	(33)	(169)	—
Amortization	(4,466)	(213)	(22)	(113)

Balance December 31, 2012	$28,043	$318	$—	$275

Amortization	(4,992)	(201)	—	(78)

Balance December 31, 2013	$23,051	$117	$—	$197

All of the identified intangible assets are amortized as noninterest expense over their estimated useful lives which range from two to eight years, except for a trademark of $100 thousand with an indefinite useful life. Due to the termination of employment of several employees of the Company’s registered investment advisor, Naples Capital Advisors, Inc., and a subsequent decrease of assets under management, an impairment of the related customer relationship intangible asset of $2.9 million was recorded in 2011. Impairment of the customer intangible asset of $0.2 million and the wealth management trade name intangible asset of $33 thousand were recorded in 2012. No intangibles associated with the customer intangible remains at December 31, 2013.

Estimated intangible asset amortization expense for each of the next five years is as follows:

(Dollars in thousands)
Years ending December 31,
2014	$4,474
2015	3,791
2016	3,707
2017	3,643
2018	3,604
Thereafter	4,046

$23,265

11.	Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the years ended December 31, 2013, 2012 and 2011 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC for these periods were $25.3 million, $35.9 million and $46.6 million, respectively. Non-covered OREO ending balances for these periods were $104.1 million, $118.2 million and $122.2 million, respectively:

(Dollars in thousands)	2013	2012	2011
Balance, beginning of period	$154,093	$168,781	$70,817
OREO acquired through acquisitions	—	20,183	84,827
Real estate acquired from borrowers	69,403	84,556	104,279
Valuation allowance	(22,034)	(22,498)	(7,781)
Properties sold and other	(72,066)	(96,929)	(83,361)

Balance, end of period	$129,396	$154,093	$168,781

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

12.	Time Deposits

Time deposits of $100 thousand or more at December 31, 2013 and 2012 were $657.8 million and $968.2 million, respectively.

At December 31, 2013, the scheduled contractual maturities of time deposits are as follows:

(Dollars in thousands)
Years Ending December 31,
2014	$719,177
2015	297,232
2016	150,827
2017	220,356
2018	32,435
2019 and thereafter	23,330

$1,443,357
Unamortized purchase accounting fair value premium	4,140

$1,447,497

13.	Federal Home Loan Bank Advances and Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).

The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at December 31, 2013 and 2012 were $24.9 million and $41.5 million, respectively.

The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amount of eligible collateral at December 31, 2013 provided for incremental borrowing availability of up to $95.4 million.

At December 31, 2013, in addition to $25.6 million in letters of credit issued by the FHLB, of which $25.2 million is used in lieu of pledging securities to the State of Florida, the Bank had $96.3 million in advances outstanding.

At December 31, 2012, in addition to $25.5 million in letters of credit of which $25.2 million is used in lieu of pledging securities to the State of Florida, the Bank had $1.5 million in advances outstanding. The prepayment of FHLB advances in 2012 resulted in $3.3 million of net losses on extinguishment of debt.

The advances as of December 31, 2013 and 2012 consisted of the following:

(Dollars in thousands)
December 31, 2013 Contractual Outstanding Amount	December 31, 2012 Contractual Outstanding Amount	Maturity Date	Fixed Contractual Rate
$95,000	$—	May 16, 2014	0.355%
724	867	November 6, 2017	0.50%
554	593	February 10, 2026	0.00%

$96,278	$1,460

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

14.	Long Term Borrowings

Structured repurchase agreements

The repurchase agreements as of December 31, 2013 and 2012 consisted of the following:

(Dollars in thousands)
December 31, 2013 Carrying Amount	December 31, 2012 Carrying Amount	Contractual Amount	Maturity Date	Contractual Rate
$ 10,823	$11,102	$10,000	November 6, 2016	4.75%
10,833	11,080	10,000	March 30, 2017	4.50%
10,521	10,644	10,000	December 18, 2017	3.79%
10,492	10,608	10,000	December 18, 2017	3.72%
10,780	10,920	10,000	March 22, 2019	3.56%

$ 53,449	$54,354	$50,000

These repurchase agreements have a weighted-average rate of 4.06% at December 31, 2013 and 2012 and are collateralized by $62.1 million and 66.5 million of mortgage-backed securities, respectively.

Subordinated Debentures

Through its acquisitions of CBKN, GRNB, SCMF and TIBB, the Company assumed thirteen separate pooled offerings of trust preferred securities. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures are presented as liabilities.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The Trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The Trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the companies or the Trust, at their respective option after a period of time as outlined below, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board (“FRB”), if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default. On March 18, 2013, the Company called and redeemed $34.5 million of trust preferred securities issued by SCMF, which had a fixed interest rate of 7.95%. The prepayment resulted in a $0.3 million loss on extinguishment of debt. On September 7, 2013, the Company called and redeemed $8.0 million of trust preferred securities issued by TIBB, which had a fixed interest rate of 10.6%. The prepayment resulted in a $0.4 million gain on extinguishment of debt.

Date of Offering	Original Face Amount	Carrying Amount December 31, 2013	Carrying Amount December 31, 2012	Interest Rate As of December 31, 2013	Call Date	Maturity Date
September 7, 2000	$8,000	$—	$8,762	NA	September 7, 2010	September 7, 2030
July 31, 2001	5,000	3,851	3,795	3.82% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
July 31, 2001	4,000	2,636	2,573	3.82% (3 Month LIBOR plus 358 basis points)	July 31, 2006	July 31, 2031
June 26, 2003	10,000	5,921	5,832	3.35% (3 Month LIBOR plus 310 basis points)	June 26, 2008	June 26, 2033
September 25, 2003	10,000	6,368	6,222	3.09% (3 Month LIBOR plus 285 basis points)	September 25, 2008	September 25, 2033
November 10, 2003	34,500	—	34,189	NA	November 10, 2008	December 31, 2033
December 30, 2003	10,000	5,704	5,614	3.12% (3 Month LIBOR plus 285 basis points)	December 30, 2008	December 30, 2033
June 28, 2005	3,000	1,545	1,497	1.92% (3 Month LIBOR plus 168 basis points)	June 28, 2010	June 28, 2035
December 22, 2005	10,000	4,491	4,383	1.64% (3 Month LIBOR plus 140 basis points)	December 22, 2010	March 15, 2036
December 28, 2005	13,000	6,458	6,255	1.78% (3 Month LIBOR plus 154 basis points)	December 28, 2010	March 15, 2036
June 23, 2006	20,000	11,206	10,918	1.79% (3 Month LIBOR plus 155 basis points)	June 23, 2011	July 7, 2036
May 16, 2007	56,000	28,050	27,220	1.89% (3 Month LIBOR plus 165 basis points)	May 16, 2012	June 15, 2037
June 15, 2007	10,000	5,327	5,243	1.67% (3 Month LIBOR plus 143 basis points)	June 15, 2012	September 6, 2037

	$193,500	$81,557	$122,503

Other Subordinated Debentures

Through the acquisition of CBKN, the Company assumed $3.4 million in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes had a carrying value of $3.6 million as of December 31, 2013 and 2012. The Company may prepay the Notes at any time after March 18, 2015 subject to regulatory approval and compliance with applicable law. The Company’s obligation to repay the notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors and certain other financial obligations of the Company.

At December 31, 2013, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2014 through 2015	$—	$—	$—
Due in 2016	10,823	—	10,823
Due in 2017	31,846	—	31,846
Due in 2018	—	—	—
Thereafter	14,335	81,557	95,892

Total long-term debt	$57,004	$81,557	$138,561

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

15.	Employee Benefit Plans

The Company maintains the Capital Bank 401(k) Plan that covers all employees who are qualified as to age. An employee may contribute from 1% to 90% of eligible pretax salary subject to limitation under the Internal Revenue Code. The Company may make discretionary contributions to employees’ accounts on an annual basis to employees who are employed as of December 31. The amount of the match is determined annually by the Board of Directors and is subject to change. All employee and discretionary matching contributions are 100% vested. Discretionary matching contributions expensed for the years ended December 31, 2013, 2012 and 2011 were $0.4 million, $0.4 million and $0.3 million, respectively. During 2013 and 2012 the SCMF and CBKN, GRNB and TIB plans were merged into the Company’s plan.

Prior to their acquisition by the Company, CBKN, GRNB, SCMF and TIBB maintained certain benefit plans for the benefit of their respective employees and directors. Upon acquisition of the companies, the Company assumed the accrued liabilities associated with these plans. The plans have been terminated and no deferrals were made in 2013 or 2012.

In 2013, the Company adopted the Capital Bank Financial Corp. Nonqualified Excess Plan, a nonqualified deferred compensation plan that provides highly compensated employees of the Company, including its executive officers, with the opportunity to elect to defer his or her base salary and performance-based compensation, which upon such election, will be credited to the applicable participant’s deferred compensation account. Each deferred compensation account will be invested in one or more investment funds made available by the Company and selected by the participant. The Company may make discretionary contributions to the individual deferred compensation accounts, with the amount, if any, to be determined annually by the Company. All contributions, both by the participant and the Company, are fully vested at all times. Each deferred compensation account will be paid out in a lump sum upon a participant’s separation from service with the Company, unless another payment event has been elected in a timely manner by the participant. The amount deferred under this plan totaled $0.2 million as of December 31, 2013.

The amounts accrued for deferred compensation under these plans totaled $6.2 million and $7.5 million as of December 31, 2013 and 2012, respectively. The amounts expensed related to the vested benefits were $0.4 million, $0.5 million and $0.3 million for 2013, 2012 and 2011, respectively. The Company owns life insurance policies which were purchased for former employees and directors covered by salary continuation agreements and director deferred compensation agreements. Cash value income (net of related insurance premium expense) related to these policies totaled $1.6 million, $0.9 million and $0.6 million during 2013, 2012 and 2011, respectively.

The Company also has a non-contributory defined benefit pension plan which was acquired from Southern Community, covering substantially all employees of an acquired bank, The Community Bank. This plan was assumed as part of the purchase of The Community Bank in January 2004. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. The plan was frozen effective May 1, 2004. No contribution was required for the years ended December 31, 2013 and 2012. The unfunded status of the plan was $0.1 million at December 31, 2013. The end of year benefit obligation and plan assets were $1.2 million and $1.1 million, respectively at December 31, 2013.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

16.	Shareholders’ Equity and Minimum Regulatory Capital Requirements

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

To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and Total Risk-based ratios. At December 31, 2013 and 2012 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank as of December 31, 2013 and 2012 are presented in the following tables.

(Dollars in thousands)	Well Capitalized Requirement				Adequately Capitalized Requirement				Actual
December 31, 2013	Amount		Ratio		Amount		Ratio		Amount	Ratio
Tier 1 Capital
(to Average Assets)
Consolidated		N/A		N/A	≥	$254,126	≥	4.0%	$949,619	14.9%
Capital Bank, NA	≥	$317,562	≥	5.0%	≥	254,050	≥	4.0%	849,520	13.4%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$192,428	≥	4.0%	$949,619	19.7%
Capital Bank, NA	≥	$288,410	≥	6.0%	≥	192,273	≥	4.0%	849,520	17.7%
Total Capital
(to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$384,856	≥	8.0%	$1,010,422	21.0%
Capital Bank, NA	≥	$480,683	≥	10.0%	≥	384,546	≥	8.0%	910,162	18.9%

(Dollars in thousands)	Well Capitalized Requirement				Adequately Capitalized Requirement				Actual
December 31, 2012	Amount		Ratio		Amount		Ratio		Amount	Ratio
Tier 1 Capital
(to Average Assets)
Consolidated		N/A		N/A	≥	$282,575	≥	4.0%	$964,309	13.7%
Capital Bank, NA	≥	$353,323	≥	5.0%	≥	282,659	≥	4.0%	850,472	12.0%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$193,640	≥	4.0%	$964,309	19.9%
Capital Bank, NA	≥	$290,349	≥	6.0%	≥	193,566	≥	4.0%	850,472	17.6%
Total Capital
(to Risk Weighted Assets)
Consolidated		N/A		N/A	≥	$387,281	≥	8.0%	$1,025,545	21.2%
Capital Bank, NA	≥	$483,915	≥	10.0%	≥	387,132	≥	8.0%	911,528	18.8%

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

As of December 31, 2013 and 2012, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.

Currently, the OCC Operating Agreement prohibited Capital Bank, NA from paying a dividend to us for three years following our acquisition of the Failed Banks (which period elapsed in July 2013) and, once the three-year period has elapsed, imposes other restrictions on Capital Bank’s ability to pay dividends, including requiring prior approval from the OCC before any distribution is made. On September 5, 2013, the OCC approved a dividend of $105.0 million to the Company by its subsidiary Capital Bank N.A.

Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year.

Share Repurchases

On February 5, 2013, the Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock to be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program did not obligate the Company to repurchase any particular amount of shares. During the six months ended June 30, 2013, the Company repurchased $50.0 million, or 2,839,441 common shares at an average price of $17.60 per share, completing the aforementioned stock repurchase authorization.

On September 16, 2013, the Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company’s common stock. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time. Under this plan, the Company has repurchased $20.0 million, or 921,876 common shares at an average price of $21.67 per share. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheet and statement of changes in shareholders’ equity.

17.	Stock-Based Compensation

As of December 31, 2013, the Company had two compensation plans, the 2010 Equity Incentive Plan (the “2010 Plan”) and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards.

The 2010 Plan was effective December 22, 2009. The maximum number of shares of common stock of the Company that could have been optioned or awarded was 5,750,000 shares (limited to 10% of outstanding shares of common stock) of which up to 70% could have been granted pursuant to stock options and up to 30% could have been granted pursuant to restricted stock and restricted stock units. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan. Pursuant to the merger agreements, upon the June 2012 merger of CBKN, GRNB and TIBB with and into CBF, outstanding options to acquire CBKN, GRNB and TIBB stock automatically converted into options to purchase the Company’s stock as determined by the conversion ratio specified in the merger agreements, subject to the same terms and conditions as were applicable immediately prior to the mergers. The remaining 15,458 options that were formerly options to acquire CBKN, GRNB and TIBB stock have exercise prices ranging from $28.44 to $2,026.00 per share of the company common stock.

The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded is 2,639,000 shares. Awards under this plan may be made to any person selected by the Committee. No options or awards were granted under this plan during the year ended December 31, 2013.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	2013	2012	2011
Stock options	$571	$9,763	$5,161
Restricted stock	4,868	8,918	4,075

Total stock-based compensation expense	$5,439	$18,681	$9,236

Salaries and employee benefits	$5,439	$17,384	$7,856
Other expense	—	1,297	1,380

Total stock-based compensation expense	$5,439	$18,681	$9,236

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $2.1 million, $7.3 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Unrecognized stock-based compensation expense at December 31, 2013 is as follows:

(Dollars in thousands)
Years ending December 31,	Expense related to stock options	Expense related to restricted stock	Total expense
2014	$793	$1,577	$2,370
2015	307	115	422
2016	—	—	—

	$1,100	$1,692	$2,792

Stock Options

Under the 2010 and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options granted during 2013, 2012 and 2011 vest over average service periods of approximately 2 years, 6 months and 2 years, respectively.

The following table lists the various stock option grants from our 2010 Plan for the years ended December 31, 2013, 2012 and 2011:

(Shares in thousands)
Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
May 21, 2013—Employees	264	$18.00	6.52
January 12, 2012—Employees	657	$20.00	8.05
March 16, 2011 – Employees and Directors	2,236	$20.00	4.41

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the grants were developed based on ASC 718 and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.”

The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011:

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

	2013	2012	2011
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.02%	0.91%	1.87%
Expected option life	5.75 years	5.25 years	5 years
Volatility	37%	45%	33%
Weighted average grant-date fair value of options granted	$6.52	$8.05	$4.41

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

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the year ended December 31, 2013, 2012 and 2011, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.

A summary of the stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	2,890	$21.39	2,236	$20.00	—	$—
Granted	264	18.00	657	27.17	2,236	20.00
Exercised	—	—	—	—	—	—
Expired or forfeited	30	$83.28	3	276.34	—	—

Balance, December 31,	3,124	$20.50	2,890	$21.39	2,236	$20.00

The weighted average remaining term for outstanding stock options was approximately 7 years at December 31, 2013. The aggregate intrinsic value at December 31, 2013 was $9.0 million and $7.9 million for stock options outstanding and exercisable, respectively. The aggregate intrinsic value at December 31, 2012 and 2011 was $0 for stock options outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Options outstanding at December 31, 2013 were as follows:

	Outstanding Options			Exercisable Options
(Shares in thousands) Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$18.00	244	9.39 years	$18.00	—	—
$20.00	2,864	6.43 years	20.00	2,864	$20.00
$28.44 — $2,026.00	16	3.58 years	152.16	16	152.16

$18.00 — $2,026.00	3,124	6.65 years	$20.50	2,880	$20.71

Options outstanding at December 31, 2012 were as follows:

	Outstanding Options			Exercisable Options
(Shares in thousands) Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price
$ 20.00	2,864	7.42 years	$20.00	2,550	$20.00
$ 28.44 — $2,026.00	26	3.65 years	174.50	25	178.71

$ 20.00 — $2,026.00	2,890	7.39 years	$21.39	2,575	$21.55

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees during 2013, 2012 and 2011 provide for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share;(2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target.

The following table lists the various restricted stock awards under our 2010 Plan for the years ended December 31, 2013, 2012 and 2011:

(Shares in thousands)
Date of Award	Number of Restricted Stock Awards	Estimated Fair Value
May 21, 2013—Employees	4	$18.00
January 12, 2012—Employees	307	$19.84
March 16, 2011 – Employees	1,030	$17.00

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The fair value of the restricted stock awards granted to employees for the year ended December 31, 2013 was estimated to be equal to the closing stock price on the grant date.

The fair value of each restricted stock award granted to employees during the year ended December 31, 2012 was estimated as of the date of grant using a Monte Carlo approach based on Geometric Brownian Motion that simulated daily stock prices and the related consecutive 30 day average of the simulated stock price over a period of 10 years. The model projected the Company’s fair value of each vesting tranche of the restricted stock award from the mean or expected value from the 100,000 scenarios used.

The fair value of each restricted stock award granted to employees for the year ended December 31, 2011 was estimated as of the date of grant using a risk-neutral Monte Carlo simulation model that projected the Company’s stock price over 10,000 random scenarios in order to assess the stock price along those paths where vesting conditions are met. The value of the restricted stock award is equal to the weighted average present value of the terminal projected stock price of all 10,000 paths, where paths are set to $0 when vesting conditions are not met or the awards are forfeited.

The models described above require the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used to compute the grant-date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Grant date fair value of the Company’s common shares	$18.00	$19.84	$17.00
Risk-free interest rate	Forward Treasury Curve	Forward Treasury Curve	Forward Treasury Curve
Market risk premium	N/A	0.00%	0.00%
Volatility (for 2011; year 1, year 2, year 3 and after 3 years respectively)	N/A	45%	21% /24% /32% /32.5%
Annual forfeiture estimate	N/A	0.00%	0.00%
Weighted average grant-date fair value of restricted stock awards granted	$18.00	$18.01	$13.49

•

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

•

The volatility assumptions were estimated using a peer group assessment for periods approximating the expected option life. Appropriate weight is attributed to financial theory, according to which the volatility of an institution’s equity should be related to the volatility of its assets and the entity’s financial leverage. An increase in the volatility will increase stock compensation expense.

•	An increase in the annual forfeiture estimate will decrease stock compensation expense.

The value of the restricted stock is being amortized on a straight-line basis over the implied service periods.

The following table summarizes unvested restricted stock award activity for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	1,212	$14.27	967	$13.26	—	$—
Granted	4	18.00	307	18.01	1,030	13.49
Vested	—	—	62	17.00	63	17.00
Expired or forfeited	—	—	—	—	—	—

Balance, December 31,	1,216	$14.28	1,212	$14.27	967	$13.26

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

18.	Income Taxes

Income tax expense (benefit) was as follows for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Current income tax provision (benefit):
Federal	$—	$—	$15,947
State	376	—	3,460

	376	—	19,407
Deferred income tax provision (benefit):
Federal	23,260	(19,373)	(13,465)
State	3,734	(2,169)	(1,508)

	26,994	(21,542)	(14,973)
Total income tax expense (benefit)	$27,370	$(21,542)	$4,434

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported is as follows for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Pretax income from continuing operations	$66,214	$33,483	$11,956

Income taxes computed at Federal statutory tax rate	23,175	11,719	4,185
Effect of:
State taxes (net of federal benefit)	2,532	1,280	918
State statutory rate change	1,545	—	—
Transaction & legal costs	—	615	543
Tax-exempt interest income, net	(681)	(715)	(861)
Change in estimate of deductible loan losses	—	(33,975)	—
CVR adjustment	1,192	—	—
Other, net	(393)	(466)	(351)

Total income tax expense (benefit)	$27,370	$(21,542)	$4,434

The composition of the net deferred tax asset as of December 31, 2013 and 2012 is as follows:

(Dollars in thousands)	2013	2012
Loan basis differences	$57,279	$102,700
Net operating loss and AMT carryforwards	46,528	45,533
OREO basis differences	40,807	29,384
Allowance for loan losses	22,081	22,304
Stock based compensation	12,828	10,703
CD premium	9,857	10,664
Net unrealized loss on AFS securities	4,736	—
Other	300	—

Total gross deferred tax assets	$194,416	$221,288

FDIC indemnification assets	(11,702)	(19,233)
Borrowings	(15,952)	(12,935)
Net unrealized gains on securities available for sale	—	(5,833)
Other	—	(130)

Total gross deferred tax liabilities	$(27,654)	$(38,131)

Net temporary differences	166,762	183,157
Valuation allowance	—	—

Net deferred tax asset	$166,762	$183,157

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered the following positive factors:

1)	projections of future operating results which forecast that the Company will continue to recognize pre-tax income on a consolidated basis;

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

2)	reductions in operating expenses have been achieved as evidenced by continued progress in reducing compensation expense, occupancy costs, and OREO expenses; and

3)	the Company expects interest rates to rise in the future, which should have a favorable impact on our net interest income trend and overall return on assets.

A negative factor that management considered was the severe losses incurred by the acquired institutions as a result of the severe recession and significant decline in real estate values in their local markets. In addition, Section 382 of the Internal Revenue Code limits the ability of the Company to utilize net operating losses and deduct built in losses for income tax purposes. The Company appropriately considers these limitations and has taken them into account in calculating the net deferred tax assets. These factors represent the most significant positive and negative evidence that management considered in concluding that no valuation allowance was necessary at December 31, 2013 and 2012.

For the year ended December 31, 2013, the change in value of the contingent value rights (CVR) and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy Green Bankshares and Southern Community portfolios. The potential payments resulting from CVRs issued as a part of these acquisitions, which were non-taxable transactions, are considered by the Internal Revenue Service as additional consideration to the former shareholders. Accordingly, the expense associated with changes in estimated value of the CVRs is not deductible for income tax purposes. For the year ended December 31, 2013, the tax effected impact of the CVR was $1.2 million.

At December 31, 2013 and 2012, the Company had $101.9 million and $98.2 million of gross federal and state net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to an annual cumulative limitation of $10.9 million.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South Carolina, North Carolina and Tennessee. During 2013, changes in certain state laws were enacted which reduced the Company’s expected state income tax rate. Under GAAP, the effects of a change in tax law or rates must be recognized in the period that includes the enactment date. As such, in the third quarter of 2013, the Company recorded a $1.6 million charge to income tax expense as a result of the reduction in the blended tax rate that caused the Company to revalue its deferred tax assets.

At December 31, 2013, 2012 and 2011, the Company had no amounts recorded for uncertain tax positions.

19.	Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral upon exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31, 2013:

(Dollars in thousands)	Total	Fixed Rate	Variable Rate
Commitments to make loans	$71,642	$64,532	$7,110
Unfunded commitments under lines of credit	773,230	115,390	657,840

Total Commitments	$844,872	$179,922	$664,950

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Commitments to make loans are generally made for periods of 30 days. As of December 31, 2013, the fixed rate loan commitments have interest rates ranging from 1.6% to 14.0%, and specific loan maturities ranging from 3 months to 10 years.

As of December 31, 2013 the Bank was subject to performance letters of credit totaling $36.9 million, financial letters of credit totaling $24.4 million and commercial letters of credit totaling $1.2 million.

20.	Fair Value

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

Valuation of Investment Securities

The fair values of available for sale, held-to-maturity and trading securities are determined by: 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs); 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs); and 3) for collateralized debt obligations and certain corporate debt securities that are not actively traded, custom discounted cash flow modeling (Level 3 inputs).

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

As of December 31, 2013, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies and certain corporate debt securities which are not actively traded. In determining their estimated fair value, management utilized a sales price obtained for these securities. As a result, the inputs used in determining the estimated fair value of these securities are Level 2 inputs.

As of December 31, 2013, Capital Bank held industrial revenue bonds which are floating rate issues subject to change upon terms of the agreement. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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

Sensitivity to Changes in Significant Unobservable Inputs

As discussed above, as of December 31, 2013, the Company owned industrial revenue bonds, which require recurring fair value estimates categorized within level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2013:

		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$6,348	$4,477	$1,871	(1)	$—

Available for sale securities:
Asset-backed securities	133,225	—	133,225		—
Mortgage-backed securities—residential	546,626	—	546,626		—
Industrial revenue bonds	3,859	—	—		3,859
Marketable equity securities	931	—	931	(1)	—
Collateralized debt obligations	800	—	800		—

Available for sale securities	$685,441	$—	$681,582		$3,859

Gross asset value of derivatives	$15	$—	$15		$—

Liabilities
Gross liability value of derivatives	$1,330	$—	$1,330		$—

(1)	Transferred from Level 1 to Level 2 due to limited observable market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2012

		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities
U.S. Government agencies	$8,015	$—	$8,015	$—
States and political subdivisions—tax exempt	17,215	—	17,215	—
States and political subdivisions—taxable	573	—	573	—
Mortgage-backed securities—residential	973,853	—	973,853	—
Industrial revenue bond	3,800	—	—	3,800
Marketable equity securities	2,719	2,719	—	—
Corporate bonds	26	—	—	26
Trust preferred securities	246	246	—	—
Collateralized debt obligations	297	—	—	297

Available for sale securities	$1,006,744	$2,965	$999,656	$4,123

Gross asset value of derivatives	$880	$—	$880	$—

Liabilities
Gross liability value of derivatives	$1,024	$—	$1,024	$—

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013 and held at December 31, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2013	$26	$3,800	$297
Included in earnings—other than temporary impairment	—	—	—
Included in earnings—gain on sale	199	—	—
Included in other comprehensive income	—	59	503
Sales	(225)	—	—
Transfer out of Level 3	—	—	(800	)(2)

Ending balance December 31, 2013	$—	$3,859	$—

(2)	Transferred from Level 3 to Level 2 as a result of recent transaction information.

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 and held at December 31, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Corporate Bonds	Industrial Revenue Bond	Collateralized Debt Obligations
Beginning balance, January 1, 2012	$790	$3,750	$328
Included in earnings—other than temporary impairment	(38)	—	—
Included in earnings—gain on sale	81	—	32
Included in other comprehensive income	—	50	19
Sales	(807)	—	(82)
Transfer in to Level 3	—	—	—

Ending balance December 31, 2012	$26	$3,800	$297

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,859	Discounted cash flow	Discount rate	3.7-3.9%
			Illiquidity factor	0.5%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
Corporate bonds	$26	Discounted cash flow	Discount rate	20%
			Default probability	95%
Industrial revenue bond	$3,800	Discounted cash flow	Current yield/discount rate	1.6-1.7%
			Illiquidity factor	0.3%
Collateralized debt obligations	$297	Discounted cash flow	Discount rate	Libor +10.75% and +13%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of December 31, 2013:

	Fair Value Measurements Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$118,579
Other repossessed assets	—	108	—
Impaired loans—commercial	—	—	1,332

Other real estate owned measured at fair value as of December 31, 2013 had a carrying amount of $138.4 million, less a valuation allowance of $19.8 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$118,579	Fair value of property	Appraised value less costs to sell	7% -10%
Impaired loans-commercial	$1,332	Fair value of collateral	Appraised value less costs to sell	8%

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique(s)	Significant Unobservable Input	Range
OREO	$85,645	Fair value of property	Appraised value less costs to sell	7% -10%

Carrying amounts and estimated fair values of financial instruments were as follows:

	Fair Value Measurement
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3

December 31, 2013
Financial Assets
Cash and cash equivalents	$164,441	$164,441	$164,441	$—	$—
Trading securities	6,348	6,348	4,477	1,871	—
Investment securities available-for-sale	685,441	685,441	—	681,582	3,859
Investment securities held-to-maturity	465,098	459,693	—	459,693	—
Loans, net	4,495,178	4,681,554	—	8,012	4,673,542
Receivable from FDIC	7,624	7,624	—	7,624	—
FDIC indemnification asset	33,610	33,610	—	—	33,610
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stocks	44,088	44,088	—	—	44,088
Gross asset value of derivatives	15	15	—	15	—

Total financial assets	$5,901,843	$6,082,814	$168,918	$1,158,797	$4,755,099

Financial Liabilities
Noncontractual deposits	$3,737,566	$3,737,566	$—	$—	$3,737,566
Contractual deposits	1,447,497	1,448,032	—	—	1,448,032
Federal Home Loan Bank advances	96,278	96,241	—	96,241	—
Short-term borrowings	24,850	24,850	—	24,850	—
Long-term borrowings	53,449	55,861	—	—	55,861
Subordinated debentures	85,112	100,795	—	—	100,795
Gross liability value of derivatives	1,330	1,330	—	1,330	—

Total financial liabilities	$5,446,082	$5,464,675	$—	$122,421	$5,342,254

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2012
Financial Assets
Cash and cash equivalents	$734,874	$734,874	$734,874	$—	$—
Investment securities available-for-sale	1,006,744	1,006,744	2,965	999,656	4,123
Loans, net	4,678,228	4,962,495	—	11,276	4,951,219
Receivable from FDIC	8,486	8,486	—	8,486	—
FDIC Indemnification asset	49,417	49,417	—	—	49,417
Federal Reserve, Federal Home Loan Bank and Independent Bankers’ Bank Stock	39,217	39,217	—	—	39,217
Gross asset value of derivatives	880	880	—	880	—

Total financial assets	$6,517,846	$6,802,113	$737,839	$1,020,298	$5,043,976

Financial Liabilities
Noncontractual deposits	$3,802,170	$3,802,170	$—	$—	$3,802,170
Contractual deposits	2,070,698	2,075,342	—	—	2,075,342
Federal home loan bank advances	1,460	1,401	—	1,401	—
Short-term borrowings	41,508	41,507	—	41,507	—
Long-term borrowings	54,354	58,983	—	—	58,983
Subordinated debentures	126,076	124,798	—	—	124,798
Gross liability value of derivatives	412	412	—	412	—

Total financial liabilities	$6,096,678	$6,104,613	$—	$43,320	$6,061,293

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Reserve, Federal Home Loan Bank stock, FDIC indemnification asset and correspondent bank’s stocks due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing.

The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

21.	Derivative Instruments

The Company has stand-alone derivative financial instruments which it acquired in its purchase of Southern Community, primarily in the form of interest rate swaps, foreign exchange contracts, option agreements, and interest rate caps. The forward loan sales contracts are derived from recourse loans. These transactions involve both credit and market risk.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

The Company’s derivative instrument contracts, which are recorded in other assets and other liabilities on the Company’s balance sheet, consist of the following:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets:
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$—	$—	$682	$25,000
Interest rate cap contracts (maturing in 2014)	—	12,500	—	12,500
Interest rate swaps associated with loan contracts (maturing in 2014)	—	—	132	2,366
Currency exchange contracts (maturing in 2013)	—	—	66	7,745
Forward loan sales contracts (maturing in 2014)	15	4,215	—	—

	$15	$16,715	$880	$47,611

Liabilities:
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$(1,320)	$25,000	$—	—
Interest rate swaps associated with loan contracts (maturing in 2014)	—	—	(132)	2,366
Currency exchange contracts (maturing in 2013)	—	—	(280)	10,000
Forward loan sales contracts (maturing in 2014)	(10)	3,545	—	—

	$(1,330)	$28,545	$(412)	$12,366

The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the year ended December 31, 2013, the company recorded ($0.8) million in non-interest income and $0.3 million in non-interest expense as a result of changes in fair value of derivatives.

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

The primary objective for each of these contracts is to minimize risk. Interest rate risk being the primary risk for the interest rate caps, swaps and forward loan sales contracts. Foreign exchange currency fluctuation risk is the primary risk for the foreign exchange contracts. The interest rate on the underlying $10.0 million certificates of deposit is based on a proprietary index (Barclays Intelligent Carry Index USD ER) managed by the counterparty (Barclays Bank). The foreign exchange contracts and the underlying $10.0 million certificates of deposit matured in the year ended December 31, 2013. The currency exchange contracts are also based on this proprietary index. Forward loan sales contracts had a de minimis value as of December 31, 2012.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

22.	Condensed Financial Information of Capital Bank Financial Corp.

The Condensed Balance Sheets as of December 31, 2013 and 2012 and Income Statements and Statements of Cash Flows for the years ended 2013, 2012, and 2011 for Capital Bank Financial Corp. (parent only) are as follows:

Condensed Balance Sheets December 31, 2013 and 2012

(Parent Only)

(Dollars in thousands)	2013	2012
Assets
Cash and due from banks	$109,939	$125,444
Investment in bank subsidiary	1,100,473	1,171,074
Investment in other subsidiaries	4,691	6,883
Note receivable due from subsidiary	3,393	3,393
Accrued interest receivable and other assets	12,684	8,822

Total assets	$1,231,180	$1,315,616

Liabilities and Shareholders’ Equity
Long-term borrowings	$89,787	$132,067
Accrued interest payable and other liabilities	28,605	28,206
Shareholders’ equity	1,112,788	1,155,343

Total Liabilities and Shareholders’ Equity	$1,231,180	$1,315,616

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Condensed Statements of Income

Years Ended December 31, 2013, 2012 and 2011

(Parent Only)

(Dollars in thousands)	2013	2012	2011
Operating income
Interest income	$463	$99	$1,516
Dividend income from subsidiaries	106,023	35	—
Legal settlement	400	—	—
Management fee income	—	3,200	2,533

Total operating income	106,886	3,334	4,049

Operating expense
Salaries and benefits including stock based compensation	5,846	21,233	11,426
Interest expense	7,061	2,512	—
(Gains) on extinguishment of debt	(122)	—	—
CVR expense	2,833	188	—
Other expense	3,811	3,605	4,796

Total operating expense	19,429	27,538	16,222

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	87,457	(24,204)	(12,173)
Income tax benefit	5,998	9,085	4,074

Income (loss) before equity in undistributed earnings of subsidiaries	93,455	(15,119)	(8,099)
Undistributed equity in income of subsidiaries, net of tax	(54,611)	65,610	14,311

Net income	$38,844	$50,491	$6,212

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(Parent Only)

(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$38,844	$50,491	$6,212
Equity in income of subsidiaries	54,287	(65,610)	(14,311)
Stock-based compensation expense	5,439	18,667	9,090
Decrease in net income tax obligation	(6,002)	(8,820)	(4,074)
Change in accrued interest receivable and other assets	153	1,030	(880)
Change in accrued interest payable and other liabilities	4,535	(8,773)	208

Net cash provided by (used in) operating activities	97,256	(13,015)	(3,755)

Cash flows from investing activities
Investment in bank subsidiary	—	—	(4,695)
Investment in bank holding company subsidiaries	—	(92,879)	(396,569)

Net cash used in investing activities	—	(92,879)	(401,264)

Cash flows from financing activities
Purchase of treasury stock	(69,962)	—	—
Repayments of advances from subsidiaries	(42,797)	—	—
Cash in lieu of fractional shares	(2)	—	—
Net proceeds from issuance of common shares and merger	—	89,362	—

Net cash (used in) provided by financing activities	(112,761)	89,362	—

Net decrease in cash and cash equivalents	(15,505)	(16,532)	(405,019)
Cash and cash equivalents
Beginning of period	125,444	141,976	546,995

End of period	$109,939	$125,444	$141,976

Supplemental disclosures of noncash transactions
Elimination of noncontrolling interest	—	79,413	—
Net acquisition of non-cash liabilities	—	(156,942)	(283,812)

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements

23.	Supplemental Financial Data

Components of other expense in excess of 1.0 % of total interest and non-interest income are as follows:

(Dollars in thousands)	2013	2012	2011
Amortization of intangibles	5,082	4,718	4,248
Postage, courier and armored car expense	3,845	3,901	2,467
Marketing	748	1,301	3,224

24.	Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2013 and 2012:

(Dollars in thousands)	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest income	$71,981	$72,480	$73,189	$76,106	$77,808	$69,438	$72,893	$74,141
Net interest income	65,723	65,386	65,352	67,114	67,693	60,334	63,345	63,852
Provision for loan losses	3,265	984	4,467	5,402	6,736	5,771	6,608	5,376
Net Income before attribution of noncontrolling interests	12,206	11,444	9,429	5,765	4,644	37,845	6,373	6,163
Basic earnings per common share	$0.24	$0.22	$0.18	$0.11	$0.09	$0.76	$0.12	$0.12
Diluted earnings per common share	$0.23	$0.22	$0.17	$0.11	$0.08	$0.75	$0.12	$0.12

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                  DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

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

(b)	Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (the “COSO Criteria”). Based on management’s evaluation under the COSO Criteria, the Company’s management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2013.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Information about the Board of Directors and Their Committees” and “Executive Officers” under the caption “Election of Directors”, “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company’s 2014 Annual Shareholders Meeting is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Compensation of Directors” in the Proxy Statement to be utilized in connection with the Company’s 2014 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions “Management and Principal Shareholders” and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company’s 2014 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Director Independence” under “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement to be utilized in connection with the Company’s 2014 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Independent Public Accountants” in the Proxy Statement to be utilized in connection with the Company’s 2014 Annual Shareholders Meeting is incorporated herein by reference.

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

Exhibit Number	Description

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

Exhibit Number	Description

10.4

Form of Indemnification Agreement by and between TIB Financial Corp. and its directors and certain officers (incorporated by reference to Exhibit 10.2 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)†

10.5

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

10.7

Form of Indemnification Agreement by and between Capital Bank Corporation and its directors and certain officers (incorporated by reference to Exhibit 10.3 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.8

Form of Indemnification Agreement by and between Capital Bank and its directors and certain officers (incorporated by reference to Exhibit 10.4 to Capital Bank Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.9

Contingent Value Rights Agreement dated September 7, 2011, by Green Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

10.10

Form of Indemnification Agreement by and between Green Bankshares, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.20 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.11

Form of Indemnification Agreement by and between GreenBank and its directors and certain officers (incorporated by reference to Exhibit 10.21 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.12

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Management (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.13

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.14

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Management (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.15

Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.16

Employment Agreement between Capital Bank Financial Corp. and Christopher G. Marshall (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.17

Employment Agreement between Capital Bank Financial Corp. and R. Bruce Singletary (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.18

Employment Agreement between Capital Bank Financial Corp. and Kenneth A. Posner (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.19

Lead Investor Agreement, dated December 22, 2009, by and among, North American Financial Holdings, Inc., Crestview-NAFH, LLC, R. Eugene Taylor, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 18, 2012).

Exhibit Number	Description

10.20	Contingent Value Rights Agreement, dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on October 5, 2012)

10.21	Capital Bank Financial Corp. Nonqualified Excess Plan (incorporated by reference to Exhibit 10.1 to our Quarterly report on Form 10-Q filed with the SEC on May 8, 2013)†

10.22	Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly report on Form 10-Q filed with the SEC on August 8, 2013)†

10.23	Capital Bank Financial Corp. 2013 Omnibus Compensation Plan (incorporated by reference to Appendix A to our 2013 Proxy Statement filed with the SEC on April 12, 2013)†

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CAPITAL BANK FINANCIAL CORP.

Date: February 28, 2014	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date: February 28, 2014	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2014.

Signature	Title

/s/ R. Eugene Taylor	Chairman and Chief Executive Officer
R. Eugene Taylor

/s/ Charles F. Atkins	Director
Charles F. Atkins

/s/ Martha M. Bachman	Director
Martha M. Bachman

/s/ Richard M. DeMartini	Director
Richard M. DeMartini

/s/ Peter N. Foss	Director
Peter N. Foss

/s/ William A. Hodges	Director
William A. Hodges

/s/ Oscar A. Keller III	Director
Oscar A. Keller III

/s/ Jeffery E. Kirt	Director
Jeffery E. Kirt

/s/ Samuel E. Lynch	Director
Samuel E. Lynch

/s/ Marc D. Oken	Director
Marc D. Oken

/s/ William G. Ward Sr., M.D.	Director
William G. Ward Sr., M.D.

/s/ Christopher G. Marshall	Chief Financial Officer (Principal Accounting Officer)
Christopher G. Marshall