Form 10-Q
period 2014-03-31
Capital Bank Financial Corp.
filed 2014-05-09
CIK 1479750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	31,975,601
Class B Non-Voting Common, $0.01 Par Value	18,369,977
Class	Outstanding as of April 30, 2014

CAPITAL BANK FINANCIAL CORP.

FORM 10-Q

For the Three Months Ended March 31, 2014

Capital Bank Financial Corp.

Consolidated Balance Sheets

(Unaudited)

(Dollars and shares in thousands)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$122,145	$118,937
Interest-bearing deposits with banks	52,735	45,504

Total cash and cash equivalents	174,880	164,441
Trading securities	6,562	6,348
Investment securities available-for-sale at fair value (amortized cost $658,971 and $688,717, respectively)	657,788	685,441
Investment securities held-to-maturity at amortized cost (fair value $449,739 and $459,693, respectively)	449,131	465,098
Loans held for sale	4,833	8,012
Loans, net of deferred loan costs and fees	4,541,652	4,544,017
Less: Allowance for loan losses	55,606	56,851

Loans, net	4,486,046	4,487,166

Other real estate owned	120,270	129,396
FDIC indemnification asset	28,744	33,610
Receivable from FDIC	5,832	7,624
Premises and equipment, net	178,629	179,855
Goodwill	134,522	131,987
Intangible assets, net	22,111	23,365
Deferred income tax asset, net	158,074	166,762
Accrued interest receivable and other assets	121,202	128,456

Total Assets	$6,548,624	$6,617,561

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,000,914	$923,993
Negotiable order of withdrawal accounts	1,326,555	1,321,903
Money market	945,354	961,526
Savings	536,948	530,144
Time deposits	1,382,422	1,447,497

Total deposits	5,192,193	5,185,063

Federal Home Loan Bank advances	21,231	96,278
Short-term borrowings	30,453	24,850
Long-term borrowings	138,837	138,561
Accrued interest payable and other liabilities	62,154	60,021

Total liabilities	5,444,868	5,504,773

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 36,405 issued and 32,475 outstanding and 36,212 issued and 33,051 outstanding, respectively.	364	362
Common stock-Class B $0.01 par value: 200,000 shares authorized, 19,454 issued and 18,654 outstanding and 19,647 issued and 19,047 outstanding, respectively.	194	196
Additional paid in capital	1,082,963	1,082,235
Retained earnings	118,899	107,485
Accumulated other comprehensive loss	(6,042)	(7,528)
Treasury stock, at cost, 4,730 and 3,761 shares, respectively	(92,622)	(69,962)

Total shareholders’ equity	1,103,756	1,112,788

Total Liabilities and Shareholders’ Equity	$6,548,624	$6,617,561

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31, 2014	March 31, 2013
Interest and dividend income
Loans, including fees	$63,219	$71,784
Investment securities:
Taxable interest income	4,547	3,279
Tax-exempt interest income	156	166
Dividends	15	15
Interest-bearing deposits in other banks	25	372
Other earning assets	581	490

Total interest and dividend income	68,543	76,106
Interest expense
Deposits	4,316	6,478
Long-term borrowings	1,704	2,500
Federal Home Loan Bank advances	61	1
Other borrowings	9	13

Total interest expense	6,090	8,992
Net Interest Income	62,453	67,114

Provision (reversal) for loan losses	(24)	5,402
Net interest income after provision for loan losses	62,477	61,712

Non-Interest Income
Service charges on deposit accounts	5,436	6,342
Debit card income	2,844	2,836
Fees on mortgage loans originated and sold	759	1,241
Investment advisory and trust fees	1,261	283
FDIC indemnification asset expense	(2,165)	(2,169)
Investment securities gains, net	174	—
Other-than-temporary impairment losses on investments:
Gross impairment loss	—	—
Less: Impairments recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	—	—

Other income	3,060	2,376

Total non-interest income	11,369	10,909

Non-Interest Expense
Salaries and employee benefits	23,498	20,784
Stock-based compensation expense	728	1,577
Net occupancy, equipment and software expense	10,467	10,730
OREO valuation expense	3,573	6,590
Gain on sales of OREO	(721)	(1,187)
Foreclosed asset related expense	1,459	1,419
Loan workout expense	1,177	2,064
Conversion and merger related expense	—	113
Professional fees	2,004	2,648
Loss on extinguishment of debt	—	308
Computer services	3,253	3,100
CVR expense	767	2,883
FDIC assessments	1,629	1,803
Telecomunication expense	1,608	1,754
Other expense	5,782	6,727

Total non-interest expense	55,224	61,313

Income before income taxes	18,622	11,308
Income tax expense	7,208	5,543

Net income	$11,414	$5,765

Basic earnings per share	$0.23	$0.11

Diluted earnings per share	$0.22	$0.10

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Net Income	$11,414	$5,765
Other comprehensive income before tax:
Unrealized holding gains on investment securities available-for-sale	2,388	1,072
Reclassification adjustment for gains realized in net income on securities available-for-sale	(296)	—
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	338	—

Other comprehensive income, before tax:	2,430	1,072
Tax effect	(944)	(433)

Other comprehensive income, net of tax:	1,486	639

Comprehensive income	$12,900	$6,404

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder’s Equity
Balance, December 31, 2013	33,051	$362	19,047	$196	$1,082,235	$107,485	$(7,528)	$(69,962)	$1,112,788
Net income	—	—	—	—	—	11,414	—	—	11,414
Other comprehensive income, net of tax expense of $944	—	—	—	—	—	—	1,486	—	1,486
Stock based compensation	—	—	—	—	728	—	—	—	728
Purchase of treasury stock	(769)	—	(200)	—	—	—	—	(22,660)	(22,660)
Conversion of shares	193	2	(193)	(2)	—	—	—		—

Balance, March 31, 2014	32,475	$364	18,654	$194	$1,082,963	$118,899	$(6,042)	$(92,622)	$1,103,756

Balance, December 31, 2012	33,025	330	22,821	228	1,076,797	68,641	9,347	—	1,155,343
Net income	—	—	—	—	—	5,765	—	—	5,765
Other comprehensive income, net of tax expense of $433	—	—	—	—	—	—	639	—	639
Stock based compensation	—	—	—	—	1,577	—	—	—	1,577
Fractional shares	—	—	—	—	(2)	—	—	—	(2)
Purchase of treasury stock	(143)	—	—	—	—	—	—	(2,455)	(2,455)
Conversion of shares	23	—	(23)	—	—	—	—	—	—

Balance, March 31, 2013	32,905	$330	22,798	$228	$1,078,372	$74,406	$9,986	$(2,455)	$1,160,867

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income	$11,414	$5,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchased credit impaired loans	(33,162)	(44,985)
Depreciation and amortization	4,814	5,280
Provision (reversal) for loan losses	(24)	5,402
Deferred income tax	5,209	3,753
Net amortization of investment securities premium/discount	2,190	3,296
Net realized gains on sales of investment securities	(174)	—
Stock-based compensation expense	728	1,577
Gain on sales of OREO	(721)	(1,187)
OREO valuation expenses	3,573	6,590
Other	(1,037)	(644)
Loss on extinguishment of debt	—	308
Mortgage loans originated for sale	(22,820)	(40,848)
Proceeds from sales of mortgage loans originated for sale	26,758	40,777
Fees on mortgage loans originated and sold	(759)	(1,241)
FDIC indemnification asset expense	2,165	2,169
Gain on sale/disposal of premises and equipment	(17)	—
Proceeds from FDIC loss share agreements	4,898	5,566
Change in accrued interest receivable and other assets	671	2,762
Change in accrued interest payable and other liabilities	2,170	2,886

Net cash provided by (used in) operating activities	5,876	(2,774)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(335)	(196,984)
Sales of investment securities available-for-sale	800	—
Repayments of principal and maturities of investment securities available-for-sale	27,674	69,547
Repayments of principal and maturities of investment securities held-to-maturity	15,682	—
Net sales of FHLB and FRB stock	6,180	3,161
Net decrease in loans	25,647	112,013
Purchases of premises and equipment	(2,093)	(2,452)
Proceeds from sales of premises and equipment	3	—
Proceeds from sales of OREO	15,979	15,768

Net cash provided by investing activities	89,537	1,053

Cash flows from financing activities
Net increase (decrease) in demand, money market and savings accounts	72,205	(22,562)
Net decrease in time deposits	(65,075)	(151,606)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	5,602	(11,528)
Net decrease in short term FHLB advances	(75,000)	—
Net decrease of long term FHLB advances	(46)	(45)
Prepayments of long term borrowings	—	(34,500)
Purchase of treasury stock	(22,660)	(2,455)

Net cash used in financing activities	(84,974)	(222,696)

Net increase (decrease) in cash and cash equivalents	10,439	(224,417)
Cash and cash equivalents at beginning of period	164,441	734,874

Cash and cash equivalents at end of period	$174,880	$510,457

Supplemental disclosures of cash:
Interest paid	$5,212	$10,887
Cash collections of contractual interest on purchased credit impaired loans	22,620	33,837
Income taxes paid	320	800
Supplemental disclosures of noncash transactions:
OREO acquired through loan transfers and acquisitions	$9,706	$18,691

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Principles of Consolidation and Nature of Operations

Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in Delaware and headquartered in Florida whose business is conducted primarily through Capital Bank, National Association (“Capital Bank, NA” or the “Bank”). CBF has a total of 163 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia.

In September 2012, Capital Bank Corporation (“CBKN”), Green Bankshares Inc. (“GRNB”) and TIB Financial Corp. (“TIBB”), majority owned subsidiaries of the Company, merged with and into Capital Bank Financial Corp. with CBF continuing as the surviving corporation (the “Reorganization”). Upon completion of the Reorganization, the outstanding common shares held by the minority shareholders were converted into an aggregate of 3.7 million shares of CBF’s Class A common stock. The Reorganization was accounted for as a merger with CBF as the acquirer (which is the surviving entity for legal purposes).

On October 1, 2012, the Company completed its acquisition of Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston Salem, North Carolina.

The accompanying Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. For further information refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Out of Period Adjustments

During the three months ended March 31, 2014, the Company recorded a correction of an error resulting from the state net operating loss that the Company was not entitled to subsequent to the 2011 Green Bankshares acquisition. The impact of this correction decreased deferred tax assets and increased goodwill by $2.5 million. After evaluating the quantitative and qualitative aspects of this error, the Company concluded that its prior period financial statements were not materially misstated.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” This ASU allows for use of the proportional amortization method for qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. This ASU provides for a practical expedient, which allows for amortization of only expected tax credits over the period tax credits are expected to be received. This method is permitted if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. This ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This update requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. For public entities, this ASU is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption on January 1, 2014 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

(Shares in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted average number of shares outstanding:
Basic	50,518	54,623
Dilutive effect of options oustanding	970	—
Dilutive effect of restricted shares	444	870

Diluted	$51,932	$55,493

The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Anti-dilutive stock options	15	2,871
Anti-dilutive restricted shares	—	—

3. Investment Securities

Trading securities totaled $6.6 million and $6.3 million at March 31, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2014, and December 31, 2013 are presented below:

(Dollars in thousands)	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Asset-backed securities	$127,912	$—	$678	$127,234
Marketable equity securities	946	—	10	936
Mortgage-backed securities—residential issued by government sponsored entities	526,533	2,734	3,376	525,891
Industrial revenue bond	3,580	147	—	3,727

Total	$658,971	$2,881	$4,064	$657,788

Held-to-Maturity
U.S. Government agencies	$14,777	$—	$322	$14,455
State and political subdivisions—tax exempt	14,233	182	—	14,415
State and political subdivisions—taxable	543	—	2	541
Mortgage-backed securities—residential issued by government sponsored entities	419,578	1,697	947	420,328

Total	$449,131	$1,879	$1,271	$449,739

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Asset-backed securities	$133,647	$363	$785	$133,225
Marketable equity securities	946	—	15	931
Mortgage-backed securities—residential issued by government sponsored entities	549,869	2,337	5,580	546,626
Industrial revenue bond	3,750	109	—	3,859
Collateralized debt obligations	505	295	—	800

Total	$688,717	$3,104	$6,380	$685,441

Held-to-Maturity
U.S. Government agencies	$14,972	$—	$401	$14,571
State and political subdivisions—tax exempt	14,201	27	129	14,099
State and political subdivisions—taxable	545	—	12	533
Mortgage-backed securities—residential issued by government sponsored entities	435,380	328	5,218	430,490

Total	$465,098	$355	$5,760	$459,693

Proceeds from sales and calls of securities were $0.8 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. Gross gains of $0.3 million and $0 were realized on these sales and calls during the three months ended March 31, 2014 and 2013.

The estimated fair value of investment securities at March 31, 2014, by contractual maturity, is shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	March 31, 2014
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—
Due after one year through five years	—	—	—
Due after five years through ten years	56,958	56,907	0.75%
Due after ten years	74,534	74,054	0.60%
Mortgage-backed securities—residential issued by government sponsored entities	526,533	525,891	1.66%

	658,025	656,852	1.46%
Marketable equity securities	946	936

Total	$658,971	$657,788

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$670	$670	0.85%
Due after one year through five years	1,126	1,138	2.00%
Due after five years through ten years	8,687	8,788	3.28%
Due after ten years	19,070	18,815	2.99%
Mortgage-backed securities—residential issued by government sponsored entities	419,578	420,328	2.42%

Total	$449,131	$449,739	2.46%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2014
Available-for-Sale
Asset-backed securities	$52,137	$206	$75,097	$472	$127,234	$678
Marketable equity securities	936	10	—	—	936	10
Mortgage-backed securities—residential issued by government sponsored entities	305,368	3,376	—	—	305,368	3,376

Total	$358,441	$3,592	$75,097	$472	$433,538	$4,064

Held-to-Maturity
U.S. Government agencies	$14,455	$322	$—	$—	$14,455	$322
State and political subdivisions—tax exempt	111	—	—	—	111	—
State and political subdivisions—taxable	541	2	—	—	541	2
Mortgage-backed securities—residential issued by government sponsored entities	240,980	947	—	—	240,980	947

Total	$256,087	$1,271	$—	$—	$256,087	$1,271

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2013
Available-for-Sale
Asset-backed securities	$102,835	$785	$—	$—	$102,835	$785
Marketable equity securities	931	15	—	—	931	15
Mortgage-backed securities—residential issued by government sponsored entities	339,565	5,580	—	—	339,565	5,580

Total	$443,331	$6,380	$—	$—	$443,331	$6,380

Held-to-Maturity
U.S. Government agencies	$14,571	$401	$—	$—	$14,571	$401
State and political subdivisions—tax exempt	10,489	129	—	—	10,489	129
State and political subdivisions—taxable	533	12	—	—	533	12
Mortgage-backed securities—residential issued by government sponsored entities	342,333	5,218	—	—	342,333	5,218

Total	$367,926	$5,760	$—	$—	$367,926	$5,760

The table below presents a rollforward of the other than temporary impairment credit losses recognized in earnings for the three months ended March 31, 2014 and 2013.

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Beginning balance	$714	$660
Additions/Subtractions:
Credit losses recognized during the period	—	—

Ending balance	$714	$660

As of March 31, 2014, the Company’s security portfolio consisted of 138 securities, 90 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The majority of the mortgage-backed securities at March 31, 2014 and December 31, 2013 were issued by U.S. government-sponsored entities and agencies, institutions which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014 or December 31, 2013.

Investment securities having carrying values of approximately $327.6 million and $313.5 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

4. Loans

Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Non-owner occupied commercial real estate	$790,698	$775,733
Other commercial construction and land	256,190	300,494
Multifamily commercial real estate	68,701	67,688
1-4 family residential construction and land	79,508	71,351

Total commercial real estate	1,195,097	1,215,266
Owner occupied commercial real estate	1,061,571	1,058,148
Commercial and industrial loans	806,359	803,736
Lease financing	2,513	2,676

Total commercial	1,870,443	1,864,560
1-4 family residential	801,573	804,322
Home equity loans	382,946	386,366
Other consumer loans	183,611	170,526

Total consumer	1,368,130	1,361,214
Other	112,815	110,989

Total loans	$4,546,485	$4,552,029

Total loans as of March 31, 2014 and December 31, 2013, include $4.8 million and $8.0 million of 1-4 family residential loans held for sale and $4.8 million and $3.8 million of deferred loan origination costs, respectively.

Other loans include $46.7 million, $41.3 million and $1.5 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively, as of March 31, 2014. Other loans include $49.7 million, $36.2 million and $2.2 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively, as of December 31, 2013.

Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired or PCI Loans”) and (ii) non-PCI loans. Loans originated by the Company and loans acquired through the purchase of CBKN, GRNB, SCMF and TIBB, are not subject to the loss sharing agreements and are classified as “non covered.” Additionally, certain consumer loans acquired through the acquisition of the First National Bank, Metro Bank and Turnberry Bank (collectively, the “Failed Banks”) from the FDIC, are specifically excluded from the loss sharing agreements.

The Company designates loans as PCI by evaluating both qualitative and quantitative factors. At the time of acquisition, the Company accounted for the PCI loans by segregating each portfolio into loan pools with similar risk characteristics. Over the lives of the acquired loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at each balance sheet date, whether its estimates of the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased, such that the present value of such cash flows is less than the recorded investment of the pool, and if so, recognizes a provision for loan loss in its consolidated statement of income, unless interest rate driven. Additionally, if we have favorable changes in our estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance for loan losses for the pool.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

If such estimate exceeds the amount of any previously established allowance, we will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.

The table below presents a rollforward of accretable yield and income expected to be earned related to purchased credit-impaired loans:

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of period	$383,775	$553,348
Accretion of income	(33,162)	(44,985)
Reclassification from nonaccretable difference	6,667	10,273
Other	(10,285)	(27,399)

Balance, end of period	$346,995	$491,237

The following table represents the periods we estimate the accretable yield will accrete into income based on the Company’s most recent estimates of cash flows for purchased credit-impaired loans:

(Dollars in thousands)
Periods ending December 31,
2014	$84,561
2015	85,901
2016	56,292
2017	39,098
2018	26,416
Thereafter	54,727

Total	$346,995

Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the PCI loans. Other represent reductions of accretable yield due to non-credit events such as interest rate reductions on variable rate loans and prepayment activity on loans.

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

Because of the loss protection provided by the FDIC, the risks of covered loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Refer to Note 7 – Other Real Estate Owned, for the covered and non-covered balances of other real estate owned.

As a result of overall improvement of credit loss expectations in our most recent estimates of cash flows, substantially related to the Company’s legacy Southern Community and Green Bankshares portfolios, the Company recognized $0.8 million and $2.9 million in Contingent Value Right (“CVR”) expense for the three months ended March 31, 2014 and 2013, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)
March 31, 2014	PCI	Non-PCI	Total Non-covered Loans
Non-owner occupied commercial real estate	$408,625	$334,823	$743,448
Other commercial construction and land	186,304	54,828	241,132
Multifamily commercial real estate	27,441	32,439	59,880
1-4 family residential construction and land	15,612	63,896	79,508

Total commercial real estate	637,982	485,986	1,123,968
Owner occupied commercial real estate	275,738	720,246	995,984
Commercial and industrial loans	122,605	674,323	796,928
Lease financing	—	2,513	2,513

Total commercial	398,343	1,397,082	1,795,425
1-4 family residential	329,317	409,900	739,217
Home equity loans	97,031	236,144	333,175
Other consumer loans	9,615	173,935	183,550

Total consumer	435,963	819,979	1,255,942
Other	45,282	66,354	111,636

Total loans	$1,517,570	$2,769,401	$4,286,971

(Dollars in thousands)
December 31, 2013	PCI	Non-PCI	Total Non-covered Loans
Non-owner occupied commercial real estate	$432,437	$287,562	$719,999
Other commercial construction and land	213,543	67,789	281,332
Multifamily commercial real estate	29,392	29,187	58,579
1-4 family residential construction and land	14,372	56,979	71,351

Total commercial real estate	689,744	441,517	1,131,261
Owner occupied commercial real estate	299,593	691,253	990,846
Commercial and industrial loans	129,961	663,563	793,524
Lease financing	—	2,676	2,676

Total commercial	429,554	1,357,492	1,787,046
1-4 family residential	349,060	384,663	733,723
Home equity loans	100,995	234,056	335,051
Other consumer loans	12,433	157,991	170,424

Total consumer	462,488	776,710	1,239,198
Other	47,888	61,279	109,167

Total loans	$1,629,674	$2,636,998	$4,266,672

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Covered Loans

The following is a summary of the major categories of covered loans outstanding as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)
March 31, 2014	PCI	Non-PCI	Total Covered Loans
Non-owner occupied commercial real estate	$47,250	$—	$47,250
Other commercial construction and land	15,058	—	15,058
Multifamily commercial real estate	8,821	—	8,821

Total commercial real estate	71,129	—	71,129
Owner occupied commercial real estate	65,587	—	65,587
Commercial and industrial loans	9,228	203	9,431

Total commercial	74,815	203	75,018
1-4 family residential	61,343	1,013	62,356
Home equity loans	14,835	34,936	49,771
Other consumer loans	61	—	61

Total consumer	76,239	35,949	112,188
Other	1,179	—	1,179

Total loans	$223,362	$36,152	$259,514

(Dollars in thousands)
December 31, 2013	PCI	Non-PCI	Total Covered Loans
Non-owner occupied commercial real estate	$55,734	$—	$55,734
Other commercial construction and land	19,162	—	19,162
Multifamily commercial real estate	9,109	—	9,109

Total commercial real estate	84,005	—	84,005
Owner occupied commercial real estate	67,302	—	67,302
Commercial and industrial loans	9,856	356	10,212

Total commercial	77,158	356	77,514
1-4 family residential	69,582	1,017	70,599
Home equity loans	15,201	36,114	51,315
Other consumer loans	102	—	102

Total consumer	84,885	37,131	122,016
Other	1,822	—	1,822

Total loans	$247,870	$37,487	$285,357

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of March 31, 2014:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$—	$89	$89
Other commercial construction and land	—	9	—	—	—	391	400

Total commercial real estate	—	9	—	—	—	480	489
Owner occupied commercial real estate	—	2,290	—	—	—	1,999	4,289
Commercial and industrial loans	5	717	—	—	66	1,701	2,489

Total commercial	5	3,007	—	—	66	3,700	6,778
1-4 family residential	—	134	—	—	29	1,711	1,874
Home equity loans	292	237	—	—	1,183	2,392	4,104
Other consumer loans	—	1,956	—	—	—	546	2,502

Total consumer	292	2,327	—	—	1,212	4,649	8,480

Total loans	$297	$5,343	$—	$—	$1,278	$8,829	$15,747

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Total
Non-owner occupied commercial real estate	$465	$1,577	$5,835	$42,910	$—	$—	$50,787
Other commercial construction and land	5	1,221	8,444	46,968	—	—	56,638
Multifamily commercial real estate	2,235	—	248	1,862	—	—	4,345
1-4 family residential construction and land	—	—	—	2,305	—	—	2,305

Total commercial real estate	2,705	2,798	14,527	94,045	—	—	114,075
Owner occupied commercial real estate	1,443	1,058	5,729	28,862	—	—	37,092
Commercial and industrial loans	9	226	202	30,693	—	—	31,130

Total commercial	1,452	1,284	5,931	59,555	—	—	68,222
1-4 family residential	2,121	5,127	6,116	35,699	—	—	49,063
Home equity loans	2,906	2,144	1,662	5,892	—	—	12,604
Other consumer loans	—	247	28	249	—	—	524

Total consumer	5,027	7,518	7,806	41,840	—	—	62,191
Other	—	890	294	2,943	—	—	4,127

Total loans	$9,184	$12,490	$28,558	$198,383	$—	$—	$248,615

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2013:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$—	$90	$90
Other commercial construction and land	—	—	—	—	—	563	563
Multifamily commercial real estate	—	305	—	—	—	—	305
1-4 family residential construction and land	—	—	—	—	—	1	1

Total commercial real estate	—	305	—	—	—	654	959
Owner occupied commercial real estate	—	20	—	—	—	3,394	3,414
Commercial and industrial loans	—	2	—	—	66	1,879	1,947

Total commercial	—	22	—	—	66	5,273	5,361
1-4 family residential	—	862	—	—	—	1,417	2,279
Home equity loans	146	1,046	—	—	1,270	2,324	4,786
Other consumer loans	—	1,800	—	—	—	806	2,606

Total consumer	146	3,708	—	—	1,270	4,547	9,671

Total loans	$146	$4,035	$—	$—	$1,336	$10,474	$15,991

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Covered	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Total
Non-owner occupied commercial real estate	$107	$1,463	$10,658	$35,563	$—	$—	$47,791
Other commercial construction and land	—	1,105	8,479	58,633	—	—	68,217
Multifamily commercial real estate	—	—	—	2,641	—	—	2,641
1-4 family residential construction and land	—	5	—	1,796	—	—	1,801

Total commercial real estate	107	2,573	19,137	98,633	—	—	120,450
Owner occupied commercial real estate	260	4,626	6,631	33,974	—	—	45,491
Commercial and industrial loans	—	249	1,597	29,819	—	—	31,665

Total commercial	260	4,875	8,228	63,793	—	—	77,156
1-4 family residential	227	6,696	10,824	37,646	—	—	55,393
Home equity loans	59	1,733	1,227	7,313	—	—	10,332
Other consumer loans	—	344	67	1,249	—	—	1,660

Total consumer	286	8,773	12,118	46,208	—	—	67,385
Other	—	433	954	4,745	—	—	6,132

Total loans	$653	$16,654	$40,437	$213,379	$—	$—	$271,123

PCI loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed at origination and upon identification of a material change for all loans, on annual basis for commercial loans exceeding $0.5 million and at least quarterly for loans not rated Pass. The Company uses the following definitions for risk ratings:

•	Pass —These loans range from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

•	Special Mention —Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•	Substandard —Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful —Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at March 31, 2014:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$333,099	$121	$1,514	$89	$—	$334,823
Other commercial construction and land	54,327	48	61	392	—	54,828
Multifamily commercial real estate	32,138	—	301	—	—	32,439
1-4 family residential construction and land	59,977	1,989	1,930	—	—	63,896

Total commercial real estate	479,541	2,158	3,806	481	—	485,986
Owner occupied commercial real estate	703,379	10,625	4,243	1,999	—	720,246
Commercial and industrial loans	661,795	5,335	5,629	1,767	—	674,526
Lease financing	2,513	—	—	—	—	2,513

Total commercial	1,367,687	15,960	9,872	3,766	—	1,397,285
1-4 family residential	408,766	28	381	1,739	—	410,913
Home equity loans	264,754	—	2,751	3,575	—	271,080
Other consumer loans	173,367	—	22	546	—	173,935

Total consumer	846,887	28	3,154	5,860	—	855,928
Other	66,091	—	263	—	—	66,354

Total loans	$2,760,206	$18,146	$17,095	$10,107	$—	$2,805,553

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at December 31, 2013:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$285,919	$568	$985	$90	$—	$287,562
Other commercial construction and land	67,178	48	—	563	—	67,789
Multifamily commercial real estate	28,882	—	305	—	—	29,187
1-4 family residential construction and land	53,224	1,958	1,796	1	—	56,979

Total commercial real estate	435,203	2,574	3,086	654	—	441,517
Owner occupied commercial real estate	681,571	4,093	2,195	3,394	—	691,253
Commercial and industrial loans	651,585	1,183	9,206	1,945	—	663,919
Lease financing	2,676	—	—	—	—	2,676

Total commercial	1,335,832	5,276	11,401	5,339	—	1,357,848
1-4 family residential	384,235	28	—	1,417	—	385,680
Home equity loans	263,490	37	3,050	3,593	—	270,170
Other consumer loans	157,157	—	28	806	—	157,991

Total consumer	804,882	65	3,078	5,816	—	813,841
Other	61,006	—	273	—	—	61,279

Total loans	$2,636,923	$7,915	$17,838	$11,809	$—	$2,674,485

5. Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of period	$56,851	$57,262
Reversal of provision for loan losses on PCI loans	(2,488)	(3,148)
Provision for loan losses on non-PCI loans	2,464	8,550
Non-PCI loans charged-off	(1,956)	(7,321)
Recoveries of non-PCI loans previously charged-off	735	1,828

Balance, end of period	$55,606	$57,171

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the roll forward of the allowance for loan losses for the three months ended March 31, 2014 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2013	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	March 31, 2014
Non-owner occupied commercial real estate	$4,635	$(819)	$13	$3,829
Other commercial construction and land	8,217	875	(200)	8,892
Multifamily commercial real estate	320	83	—	403
1-4 family residential construction and land	1,558	2	(1)	1,559

Total commercial real estate	14,730	141	(188)	14,683
Owner occupied commercial real estate	4,450	(807)	(113)	3,530
Commercial and industrial loans	8,310	(189)	77	8,198
Lease financing	3	(2)	—	1

Total commercial	12,763	(998)	(36)	11,729
1-4 family residential	21,724	(1,323)	(18)	20,383
Home equity loans	3,869	1,054	(48)	4,875
Other consumer loans	2,682	1,020	(639)	3,063

Total consumer	28,275	751	(705)	28,321
Other	1,083	82	(292)	873

Total loans	$56,851	$(24)	$(1,221)	$55,606

The following table presents the roll forward of the allowance for loan losses for the three months ended March 31, 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2012	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	March 31, 2013
Non-owner occupied commercial real estate	$3,764	$(279)	$(36)	$3,449
Other commercial construction and land	12,711	(273)	442	12,880
Multifamily commercial real estate	348	(197)	41	192
1-4 family residential construction and land	1,716	(178)	21	1,559

Total commercial real estate	18,539	(927)	468	18,080
Owner occupied commercial real estate	4,055	15	44	4,114
Commercial and industrial loans	7,490	7,392	(4,367)	10,515

Total commercial	11,545	7,407	(4,323)	14,629
1-4 family residential	15,740	1,032	28	16,800
Home equity loans	8,670	(3,372)	(683)	4,615
Other consumer loans	2,082	651	(563)	2,170

Total consumer	26,492	(1,689)	(1,218)	23,585
Other	686	611	(420)	877

Total loans	$57,262	$5,402	$(5,493)	$57,171

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans and by impairment evaluation method as of March 31, 2014:

(Dollars in thousands)	Allowance for Loan Losses			Loans
Non-purchased credit impaired loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,651	$2,178	$872	$333,951	$455,875
Other commercial construction and land	—	1,501	7,391	—	54,828	201,362
Multifamily commercial real estate	—	105	298	—	32,439	36,262
1-4 family residential construction and land	—	1,030	529	—	63,896	15,612

Total commercial real estate	—	4,287	10,396	872	485,114	709,111
Owner occupied commercial real estate	—	2,720	810	3,389	716,857	341,325
Commercial and industrial loans	426	6,563	1,209	5,364	669,162	131,833
Lease financing	—	1	—	—	2,513	—

Total commercial	426	9,284	2,019	8,753	1,388,532	473,158
1-4 family residential	3	2,512	17,868	175	405,905	390,660
Home equity loans	17	474	4,384	757	270,323	111,866
Other consumer loans	8	2,859	196	162	173,773	9,676

Total consumer	28	5,845	22,448	1,094	850,001	512,202
Other	—	324	549	—	66,354	46,461

Total loans	$454	$19,740	$35,412	$10,719	$2,790,001	$1,740,932

(1)	Loans collectively evaluated for impairment include $425.9 million of acquired loans which are presented net of unamortized purchase discounts of $15.5 million.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and by impairment evaluation method as of December 31, 2013:

(Dollars in thousands)	Allowance for Loan Losses			Loans
Non-purchased credit impaired loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,615	$3,020	$877	$286,685	$488,171
Other commercial construction and land	—	1,201	7,016	—	67,789	232,705
Multifamily commercial real estate	—	116	204	—	29,187	38,501
1-4 family residential construction and land	—	1,065	493	—	56,979	14,372

Total commercial real estate	—	3,997	10,733	877	440,640	773,749
Owner occupied commercial real estate	—	2,611	1,839	4,844	686,409	366,895
Commercial and industrial loans	507	6,370	1,433	9,623	654,296	139,817
Lease financing	—	3	—	—	2,676	—

Total commercial	507	8,984	3,272	14,467	1,343,381	506,712
1-4 family residential	—	2,279	19,445	—	377,668	418,642
Home equity loans	—	398	3,471	—	270,170	116,196
Other consumer loans	5	2,313	364	207	157,784	12,535

Total consumer	5	4,990	23,280	207	805,622	547,373
Other	—	468	615	273	61,006	49,710

Total loans	$512	$18,439	$37,900	$15,824	$2,650,649	$1,877,544

(1)	Loans collectively evaluated for impairment include $435.0 million of acquired loans which are presented net of unamortized purchase discounts of $16.4 million.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan losses is established for the loan. During the three months ended March 31, 2014, loans modified in TDRs were nominal. Because of the immateriality of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the allowance for loan losses at March 31, 2014. The Company had loans modified in TDRs with recorded investments of $0.3 million and $0 for the three months ended March 31, 2014 and 2013, respectively.

6. FDIC Indemnification Asset

The Company has recorded an indemnification asset related to loss sharing agreements entered into with the FDIC wherein the FDIC will reimburse the Company for certain amounts related to certain acquired loans and other real estate owned should the Company experience a loss. Under the loss sharing arrangements, the FDIC has agreed to absorb 80% of all future credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. These agreements resulted from the purchase of the Failed Banks.

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

The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)
Balance, December 31, 2013	$33,610
Indemnification asset income	345
Amortization of indemnification asset	(2,510)
Cash received on reimbursable losses	(2,701)

Balance, March 31, 2014	$28,744

Balance, December 31, 2012	$49,417
Indemnification asset income	(492)
Amortization of indemnification asset	(1,677)
Cash received on reimbursable losses	(2,987)

Balance, March 31, 2013	$44,261

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2014 and 2013 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC for these periods were $18.6 million and $33.0 million, respectively.

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Balance, beginning of period	$129,396	$154,093
Real estate acquired from borrowers	9,706	18,691
Valuation allowance	(3,573)	(6,590)
Properties sold and other	(15,259)	(14,581)

Balance, end of period	$120,270	$151,613

8. Federal Home Loan Bank Advances and Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).

The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at March 31, 2014 and December 31, 2013 were $30.5 million and $24.9 million, respectively.

The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at March 31, 2014 and December 31, 2013, provided for incremental borrowing availability of up to $209.7 million and $95.4 million, respectively.

At March 31, 2014 and December 31, 2013 the bank had $25.6 million in letters of credit issued by the FHLB, of which $25.2 million are used as collateral in lieu of pledging securities to the State of Florida.

The advances as of March 31, 2014 and December 31, 2013 consisted of the following:

(Dollars in thousands)
Contractual Outstanding Amount March 31, 2014	Contractual Outstanding Amount December 31, 2013	Maturity Date	Fixed Contractual Rate
$20,000	$95,000	May 16, 2014	0.36%
688	724	November 6, 2017	0.50%
543	554	February 10, 2026	0.00%

$21,231	$96,278

9. Long Term Borrowings

Structured repurchase agreements

The repurchase agreements as of March 31, 2014 and December 31, 2013 consisted of the following:

(Dollars in thousands)
March 31, 2014 Carrying Amount	December 31, 2013 Carrying Amount	Contractual Amount	Maturity Date	Contractual Rate
$10,754	$10,823	$10,000	November 6, 2016	4.75%
10,772	10,833	10,000	March 30, 2017	4.50%
10,490	10,521	10,000	December 18, 2017	3.79%
10,463	10,492	10,000	December 18, 2017	3.72%
10,744	10,780	10,000	March 22, 2019	3.56%

$53,223	$53,449	$50,000

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

These repurchase agreements have a weighted-average rate of 4.06% at March 31, 2014 and December 31, 2013 and are collateralized by $67.0 million and $62.1 million, respectively, of mortgage-backed securities.

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

(Dollars in thousands)
Date of Offering	Original Face	Carrying Amount March 31, 2014	Carrying Amount December 31, 2013	Interest Rate as of March 31, 2014	Maturity Date
July 31, 2001	$5,000	$3,863	$3,851	3.82% (3 Month LIBOR+358 bps)	July 31, 2031
July 31, 2001	4,000	2,651	2,636	3.82% (3 Month LIBOR+358 bps)	July 31, 2031
June 26, 2003	10,000	5,944	5,921	3.34% (3 Month LIBOR+310 bps)	June 26, 2033
September 25, 2003	10,000	6,405	6,368	3.09% (3 Month LIBOR+285 bps)	September 25, 2033
December 30, 2003	10,000	5,728	5,704	3.09% (3 Month LIBOR+285 bps)	December 30, 2033
June 28, 2005	3,000	1,557	1,545	1.91% (3 Month LIBOR+168 bps)	June 28, 2035
December 22, 2005	10,000	4,519	4,491	1.63% (3 Month LIBOR+140 bps)	March 15, 2036
December 28, 2005	13,000	6,510	6,458	1.77% (3 Month LIBOR+154 bps)	March 15, 2036
June 23, 2006	20,000	11,276	11,206	1.79% (3 Month LIBOR+155 bps)	July 7, 2036
May 16, 2007	56,000	28,261	28,050	1.88% (3 Month LIBOR+165 bps)	June 15, 2037
June 15, 2007	10,000	5,350	5,327	1.67% (3 Month LIBOR+143 bps)	September 6, 2037

	$151,000	$82,064	$81,557

Other Subordinated Debentures

Through the acquisition of CBKN, the Company assumed $3.4 million in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes had a carrying value of $3.6 million as of March 31, 2014 and December 31, 2013. The Company may prepay the notes at any time after March 18, 2015 subject to regulatory approval and compliance with applicable law. The Company’s obligation to repay the notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors and certain other financial obligations of the Company.

At March 31, 2014, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2014 through 2015	$—	$—	$—
Due in 2016	10,754	—	10,754
Due in 2017	31,725	—	31,725
Due in 2018	—	—	—
Thereafter	14,294	82,064	96,358

	$56,773	$82,064	$138,837

10. Shareholders’ Equity and Minimum Regulatory Capital Requirements

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and Total Risk-based ratios. At March 31, 2014 and December 31, 2013 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables.

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
Consolidated	N/A	N/A	≥ $252,747	≥ 4.0%	$944,237	14.9%
Capital Bank, N.A.	≥ $315,423	≥ 5.0%	≥ $252,338	≥ 4.0%	864,354	13.7%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	N/A	N/A	≥ $191,951	≥ 4.0%	$944,237	19.7%
Capital Bank, N.A.	≥ $287,549	≥6.0%	≥ $191,699	≥ 4.0%	864,354	18.0%
Total Capital
(to Risk Weighted Assets)
Consolidated	N/A	N/A	≥ $383,902	≥ 8.0%	$1,003,800	20.9%
Capital Bank, N.A.	≥ $479,248	≥ 10.0%	≥ $383,398	≥ 8.0%	923,760	19.3%

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
Consolidated	N/A	N/A	≥ $254,126	≥ 4.0%	$949,619	14.9%
Capital Bank, N.A.	≥ $317,562	≥ 5.0%	≥ $254,050	≥ 4.0%	849,520	13.4%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	N/A	N/A	≥ $192,428	≥ 4.0%	$949,619	19.7%
Capital Bank, N.A.	≥ $288,410	≥ 6.0%	≥ $192,273	≥ 4.0%	849,520	17.7%
Total Capital
(to Risk Weighted Assets)
Consolidated	N/A	N/A	≥ $384,856	≥ 8.0%	$1,010,422	21.0%
Capital Bank, N.A.	≥ $480,683	≥ 10.0%	≥ $384,546	≥ 8.0%	910,162	18.9%

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

As of March 31, 2014 and December 31, 2013, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.

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

Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. As of March 31, 2014, the bank had $58.7 million available for dividends.

Share Repurchases

On February 5, 2013, the Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The Company has repurchased $50.0 million, or 2,839,441 common shares at an average price of $17.60 per share, completing the aforementioned stock repurchase authorization.

On September 16, 2013, the Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company’s common stock. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the three months ended March 31, 2014, the Company repurchased $22.7 million, or 968,865 common shares at an average price of $23.39 per share.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Under this plan, the Company has repurchased $42.6 million, or 1,890,741 common shares at an average price of $22.55 per share. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheets and statement of changes in shareholders’ equity. As of March 31, 2014, the Company had $57.4 million of remaining availability for future share repurchases under the current authorization.

11. Stock-Based Compensation

As of March 31, 2014, the Company had two compensation plans, the 2010 Equity Incentive Plan (the “2010 Plan”) and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.

The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.

The following table summarizes the components and classification of stock-based compensation expense for the three months ended March 31, 2014 and 2013.

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Stock options	$195	$83
Restricted stock	533	1,494

Total stock-based compensation expense	$728	$1,577

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.3 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Stock Options

Under the 2010 and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. No stock options were granted under these plans during the three months ended March 31, 2014 and 2013.

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the three months ended March 31, 2014 and 2013, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.

A summary of the stock option activity for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance January 1,	3,124	$20.50	2,890	$21.39
Granted	—	—	—	—
Excercised	—	—	—	—
Expired or Forfeited	2	301.94	3	178.57

Balance March 31,	3,122	$20.40	2,887	$21.25

The weighted average remaining term for outstanding stock options was approximately 6.4 years at March 31, 2014. The aggregate intrinsic value at March 31, 2014 was $16.4 million and $14.6 million for stock options outstanding and exercisable, respectively. The aggregate intrinsic value at March 31, 2013 was $0 for stock options outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Options outstanding at March 31, 2014 were as follows:

(Shares in thousands)	Outstanding Options			Excercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	244	9.14 years	$18.00	—	$—
$20.00	2,864	6.18 years	20.00	2,864	20.00
$28.44 - $2,026.00	14	3.56 years	140.70	14	140.70

$18.00 - $2,026.00	3,122	6.40 years	$20.40	2,878	$20.60

Options outstanding at March 31, 2013 were as follows:

(Shares in thousands)	Outstanding Options			Excercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$20.00	2,864	7.18 years	$20.00	2,864	$20.00
$28.44 - $2,026.00	23	3.35 years	173.92	23	178.58

$20.00 - $2,026.00	2,887	7.15 years	$21.25	2,887	$21.24

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees provide for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share; (2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target. No restricted stock was granted under the 2010 and 2013 Plans during the three months ended March 31, 2014 and 2013.

The value of the restricted stock is being amortized on a straight-line basis over the implied service periods.

The following table summarizes unvested restricted stock activity for the three months ended March 31, 2014 and 2013:

Three Months Ended
	March 31, 2014		March 31, 2013
(Shares in thousands)	Shares	Weighted Average Grant- Date Fair Value Per Share	Shares	Weighted Average Grant- Date Fair Value Per Share
Balance January 1,	1,216	$14.28	1,212	$14.27
Granted	—	—	—	—
Vested or released	—	—	—	—
Expired or forfeited	—	—	—	—

Balance March 31,	1,216	$14.28	1,212	$14.27

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

12. Income Taxes

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported is as follows for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Income before income taxes	$18,622	$11,308

Income taxes computed at Federal statutory tax rate	6,518	3,958
Effect of:
State taxes (net of federal benefit)	709	434
Tax-exempt interest income, net	(175)	—
CVR expense	268	1,009
Other, net	(112)	142

Total income tax expense	$7,208	$5,543

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates. For the three months ended March 31, 2014 and 2013, the effective income tax rates were 38.71% and 49.02% respectively. The change in effective income tax rates was mainly due to the impact of the CVR expense.

For the three months ended March 31, 2014 and 2013, the change in value of the CVR and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy Southern Community and Green Bankshares portfolios. The potential payments resulting from CVRs issued as a part of these acquisitions, which were non-taxable transactions, are considered by the Internal Revenue Service as additional consideration to the former shareholders. Accordingly, the expense associated with changes in estimated value of the CVRs is not deductible for income tax purposes.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South and North Carolina and Tennessee. The net deferred tax assets as of March 31, 2014 and December 31, 2013 were $158.1 million and $166.8 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at March 31, 2014 and December 31, 2013.

At March 31, 2014 and December 31, 2013, the Company had $97.5 million and $101.9 million of gross federal and state net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to an annual cumulative limitation of $10.9 million.

At March 31, 2014 and December 31, 2013, the Company had no amounts recorded for uncertain tax positions.

13. Fair Value

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Cash & cash equivalents

For cash & cash equivalents, the carrying value is primarily utilized as a reasonable estimate of fair value.

Derivative financial instruments

Fair values for interest rate swaps, foreign exchange contracts, forward loan sales agreements and interest rate caps are based upon the amounts required to settle the contracts. Fair values for commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements. Fair values for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.

Valuation of Investment Securities

The fair values of available for sale, held-to-maturity and trading securities are determined by: 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs); 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs); and 3) for certain corporate debt securities that are not actively traded, custom discounted cash flow modeling (Level 3 inputs).

As of March 31, 2014, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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

Sensitivity to Changes in Significant Unobservable Inputs

As discussed above, as of March 31, 2014, the Company owned industrial revenue bonds, which require recurring fair value estimates categorized within level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2014:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$6,562	$4,337	$2,225	$—

Available-for-sale securities
Asset-backed securities	127,234	—	127,234	—
Mortgage-backed securities—residential	525,891	—	525,891	—
Industrial revenue bonds	3,727	—	—	3,727
Marketable equity securities	936	—	936	—

Available-for-sale securities	657,788	—	654,061	3,727

Gross asset value of derivatives	7	—	7	—

Liabilities
Gross liability value of derivatives	$574	$—	$574	$—

There were no transfers of assets and liabilities between levels of the fair value hierarchy during the three months ended March 31, 2014.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2013:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$6,348	$4,477	$1,871	(1)	$—

Available-for-sale securities
Asset-backed securities	133,225	—	133,225		—
Mortgage-backed securities—residential	546,626	—	546,626		—
Industrial revenue bonds	3,859	—	—		3,859
Marketable equity securities	931	—	931	(1)	—
Collateralized debt obligations	800	—	800		—

Available-for-sale securities	685,441	—	681,582		3,859

Gross asset value of derivatives	15	—	15		—

Liabilities

Gross liability value of derivatives	$1,330	$—	$1,330		$—

(1)	Transferred from Level 1 to Level 2 due to limited observable market data.

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended and held at March 31, 2014.

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2014	$3,859
Principal reduction	(170)
Included in other comprehensive income	38

Ending balance, March 31, 2014	$3,727

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The table below presents reconciliations and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended and held at March 31, 2013.

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2013	$26	$3,800	$297
Included in other comprehensive income	—	57	10

Ending balance, March 31, 2013	$26	$3,857	$307

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,727	Discounted cash flow	Discount rate	3.7%-3.8%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,859	Discounted cash flow	Discount rate	3.7%-3.9%
			Illiquidity factor	0.5%

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

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of March 31, 2014:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$100,821
Other repossesed assets	—	85	—
Impaired loans	—	—	1,533

Other real estate owned measured at fair value as of March 31, 2014 had a carrying amount of $121.5 million, less valuation allowances totaling $20.7 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of December 31, 2013:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$118,579
Other repossesed assets	—	108	—
Impaired loans	—	—	1,332

Other real estate owned measured at fair value as of December 31, 2013 had a carrying amount of $138.4 million, less valuation allowances totaling $19.8 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Input	Range
Other real estate owned	$100,821	Fair value of property	Appraised value less cost to sell	6%-10%
Impaired loans	1,533	Fair value of collateral	Appraised value less cost to sell	6%-8%

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Other real estate owned	$118,579	Fair value of property	Appraised value less cost to sell	7%-10%
Impaired loans	1,332	Fair value of collateral	Appraised value less cost to sell	8%

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
March 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$174,880	$174,880	$174,880	$—	$—
Trading securities	6,562	6,562	4,337	2,225	—
Investment securities available-for-sale	657,788	657,788	—	654,061	3,727
Investment securities held-to-maturity	449,131	449,739	—	449,739	—
Loans, net	4,490,879	4,672,988	—	4,833	4,668,155
Receivable from FDIC	5,832	5,832	—	5,832	—
FDIC indemnification asset	28,744	28,744	—	—	28,744
Other (1)	38,195	38,195	—	—	38,195
Gross asset value of derivatives	7	7	—	7	—

Total financial assets	$5,852,018	$6,034,735	$179,217	$1,116,697	$4,738,821

Financial Liabilities
Noncontractual deposits	$3,809,771	$3,809,771	$—	$—	$3,809,771
Contractual deposits	1,382,422	1,382,909	—	—	1,382,909
Federal Home Loan Bank advances	21,231	21,161	—	21,161	—
Short-term borrowings	30,453	30,453	—	30,453	—
Long-term borrowings	53,223	55,358	—	—	55,358
Subordinated debentures	85,614	98,695	—	—	98,695
Gross liability value of derivatives	574	574	—	574	—

Total financial liabilities	$5,383,288	$5,398,921	$—	$52,188	$5,346,733

(1)	Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement
December 31, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$164,441	$164,441	$164,441	$—	$—
Trading securities	6,348	6,348	4,477	1,871	—
Investment securities available-for-sale	685,441	685,441	—	681,582	3,859
Investment securities held-to-maturity	465,098	459,693	—	459,693	—
Loans, net	4,495,178	4,681,554	—	8,012	4,673,542
Receivable from FDIC	7,624	7,624	—	7,624	—
FDIC indemnification asset	33,610	33,610	—	—	33,610
Other (1)	44,088	44,088	—	—	44,088
Gross asset value of derivatives	15	15	—	15	—

Total financial assets	$5,901,843	$6,082,814	$168,918	$1,158,797	$4,755,099

Financial Liabilities
Noncontractual deposits	$3,737,566	$3,737,566	$—	$—	$3,737,566
Contractual deposits	1,447,497	1,448,032	—	—	1,448,032
Federal Home Loan Bank advances	96,278	96,241	—	96,241	—
Short-term borrowings	24,850	24,850	—	24,850	—
Long-term borrowings	53,449	55,861	—	—	55,861
Subordinated debentures	85,112	100,795	—	—	100,795
Gross liability value of derivatives	1,330	1,330	—	1,330	—

Total financial liabilities	$5,446,082	$5,464,675	$—	$122,421	$5,342,254

(1)	Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Reserve, Federal Home Loan Bank stock, FDIC indemnification asset and correspondent bank’s stocks due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

14. Derivative Instruments

The Company has derivative financial instruments acquired in its purchase of SCMF, primarily in the form of interest rate swaps. The forward loan sales contracts are derived from loans held for sale or in the Company’s pipeline. These transactions involve both credit and market risk.

The Company’s derivative instrument contracts which are recorded in other assets and other liabilities on the Company’s balance sheet consist of the following:

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets
Interest rate cap contracts (matured in 2014)	$—	$—	$—	$12,500
Forward loan sales contracts (maturing in 2014)	7	4,925	15	4,215

	$7	$4,925	$15	$16,715

Liabilities
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$548	$25,000	$1,320	$25,000
Forward loan sales contracts (maturing in 2014)	26	8,367	10	3,545

	$574	$33,367	$1,330	$28,545

The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three months ended March 31, 2014 and 2013, the company recorded $1.1 million and $0.2 million, in non-interest income, respectively, as a result of changes in fair value of derivatives.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

The primary objective for each of these contracts is to minimize risk. Interest rate risk being the primary risk for the interest rate swaps and forward loan sales contracts.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank, NA’s technology and information systems. Additional factors that may cause actual results to differ materially from these forward looking statements, include but are not limited to, the risk factors described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2013. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Our financial information is prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, refer to Company’s consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2014, and statement of income for the three months ended March 31, 2014. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

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

Overview

We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits from the Failed Banks. We operate 163 branches in Florida, North and South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

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

Our Chief of Strategic Planning and Investor Relations, Kenneth A. Posner, spent 13 years as an equity research analyst including serving as a Managing Director at Morgan Stanley focusing on a wide range of financial services firms. Mr. Posner also served in the United States Army, rising to the rank of Captain and has received professional designations as a Certified Public Accountant, a Chartered Financial Analyst and for Financial Risk Management.

On September 24, 2012, our majority owned subsidiaries, CBKN, GRNB and TIBB, merged with and into Capital Bank Financial Corp. (“CBF”), with CBF continuing as the surviving corporation (the “Reorganization”). Upon completion of the reorganization the outstanding common shares held by the minority shareholders were converted into an aggregate of 3.7 million shares of CBF’s Class A common stock.

On October 1, 2012, the Company completed its acquisition of Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston Salem, North Carolina.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For a full description of income statement metrics and balance sheet drivers used to evaluate our business such as, Net Interest Income, Provision for Loan Losses, Non-Interest Income, Non-Interest Expense, Net Income, Loan Growth, Asset Quality, Deposit Growth, Liquidity and Capital, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Quarterly Summary

For the three months ended March 31, 2014, we had net income of $11.4 million, or $0.22 per diluted share. Results include the following non-core items: a $0.2 million gain on investment securities; $0.8 million of contingent value right (“CVR”) expense, and $0.5 million of stock-based compensation associated with original founders awards.

Operating and financial highlights for the quarter include the following:

•	Yield on $252.5 million of new loans up 50 basis points sequentially to 4.00%;

•	Legacy credit expenses down 14% and 30% over the prior year fourth and first quarters, respectively;

•	Net income up 98% from prior year’s first quarter;

•	Net interest margin was 4.41%;

•	ROA and core ROA increased 38 and 21 basis points to 0.70% and 0.76%, respectively, over the prior year first quarter;

•	Repurchased 968,865 shares of common stock at an average price of $23.39 and ended the quarter with a Tier I leverage ratio of 14.9%; and

•	Tangible book value per share increased to $18.69.

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

Three Months ended March 31, 2014 compared to Three Months ended December 31, 2013

Net interest income for the three months ended March 31, 2014 decreased by $3.3 million, or 5.0%, to $62.5 million from $65.7 million for the three months ended December 31, 2013. The decrease was mainly due to decreased loan yields partially offset by higher average loan balances and a decline in high-cost legacy time deposits. The net interest margin decreased 11 basis points to 4.41% from 4.52% and our net interest income spread decreased to 4.28% from 4.39%. Loan yields decreased to 5.66% from 5.88%, driven by new loan originations of $252.5 million with an average yield of 4.00%, replacing higher legacy loans and the $1.0 million decrease in accretion from acquired charged off loans. The decline in time deposits average balance is a result of continued plan shrinkage in high-cost legacy time deposits. Our cost of funds remained flat at 0.46%. Cost of core deposits increased to 0.15% from 0.14% from prior quarter.

(Dollars in thousands)	Three Months Ended			Three Months Ended
	March 31, 2014			December 31, 2013
	Average			Average
	Balances	Interest	Yield	Balances	Interest	Yield
Interest earning assets
Loans (2)	$4,542,255	$63,404	5.66%	$4,505,159	$66,735	5.88%
Investments (2)	1,141,231	4,801	1.71%	1,186,466	4,943	1.65%
Interest bearing deposits	47,526	25	0.21%	57,953	33	0.23%
Other (3)	43,123	581	5.46%	40,866	543	5.27%

Total interest earning assets	5,774,135	$68,811	4.83%	5,790,444	$72,254	4.95%

Non-interest earning assets	779,933			807,278

Total Assets	$6,554,068			$6,597,722

Interest bearing liabilities
Time	$1,413,731	$2,970	0.85%	$1,513,038	$3,155	0.83%
Money market	948,738	526	0.22%	947,429	519	0.22%
NOW	1,313,700	538	0.17%	1,288,723	550	0.17%
Savings	532,823	282	0.21%	531,930	286	0.21%

Total interest bearing deposits	4,208,992	4,316	0.42%	4,281,120	4,510	0.42%
Short-term borrowings and FHLB Advances	103,851	70	0.27%	48,466	21	0.17%
Long-term borrowings	135,317	1,704	5.11%	134,813	1,726	5.08%

Total interest bearing liabilities	4,448,160	$6,090	0.56%	4,464,399	$6,257	0.56%

Non-interest bearing deposits	942,006			964,823
Other Liabilities	48,964			56,624
Shareholders’ equity	1,114,938			1,111,876

Total Liabilities and shareholders’ equity	$6,554,068			$6,597,722

Net interest income and spread		$62,721	4.28%		$65,997	4.39%

Net interest margin			4.41%			4.52%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended March 31, 2014
	Compared to Three Months Ended December 31, 2013
	Due to changes (1) in:
	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$546	$(3,877)	$(3,331)
Investment securities	(190)	48	(142)
Interest-bearing deposits in other banks	(6)	(2)	(8)
Other (3)	30	8	38

Total interest income	380	(3,823)	(3,443)
Interest expense
Time deposits	(208)	23	(185)
Money market	1	6	7
Negotiable order of withdrawal accounts	11	(23)	(12)
Savings deposits	—	(4)	(4)
Short-term borrowings and FHLB advances	33	16	49
Long-term borrowings	6	(28)	(22)

Total interest expense	(157)	(10)	(167)

Change in net interest income	$537	$(3,813)	$(3,276)

(1)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
(2)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis. Average loan volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.
(3)	Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock.

Three Months ended March 31, 2014 compared to Three Months ended March 31, 2013

Net interest income for the three months ended March 31, 2014 decreased by $4.7 million or 6.9% to $62.5 million, from $67.1 million for the three months ended March 31, 2013. The decrease was mainly due to decreased average loan balances and yields partially offset by increased securities average balances and yields, a decline in high-cost legacy time deposits and the prepayment of high coupon trust preferred securities during 2013. The net interest margin increased 8 basis points to 4.41% from 4.33% and our net interest income spread increased to 4.28% from 4.20%. Loan yields decreased to 5.66% from 6.25% mainly due to our originated portfolio replacing higher rate legacy loans; for the full year of 2013, we originated $1.3 billion with an average yield of 3.9%. For the three months ended March 31, 2014, new loan originations were $252.5 million with an average yield of 4.00%. The decrease in average loan balances is mainly due to the resolution of problem loans and principal repayments. Securities average balances and yields increased due to the deployment of excess liquidity in higher yield investments. Our cost of funds declined to 0.46% from 0.61% for the three months ended March 31, 2013 due to the decline in time deposits as a result of continued planned shrinkage in high-cost legacy time deposits and the reduction in our long term borrowings as a result of the $42.5 million prepayment of trust preferred securities in 2013.

(Dollars in thousands)	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average			Average
	Balances	Interest	Yield	Balances	Interest	Yield
Interest earning assets
Loans (2)	$4,542,255	$63,404	5.66%	$4,672,302	$71,956	6.25%
Investments (2)	1,141,231	4,801	1.71%	1,006,647	3,549	1.43%
Interest bearing deposits	47,526	25	0.21%	586,345	371	0.26%
Other (3)	43,123	581	5.46%	38,866	490	5.11%

Total interest earning assets	5,774,135	$68,811	4.83%	6,304,160	$76,366	4.91%

Non-interest earning assets	779,933			895,925

Total Assets	$6,554,068			$7,200,085

Interest bearing liabilities
Time	$1,413,731	$2,970	0.85%	$1,986,343	$5,035	1.03%
Money market	948,738	526	0.22%	1,113,841	629	0.23%
NOW	1,313,700	538	0.17%	1,275,914	555	0.18%
Savings	532,823	282	0.21%	503,714	258	0.21%

Total interest bearing deposits	4,208,992	4,316	0.42%	4,879,812	6,477	0.54%
Short-term borrowings and FHLB Advances	103,851	70	0.27%	43,250	14	0.13%
Long-term borrowings	135,317	1,704	5.11%	170,912	2,499	5.93%

Total interest bearing liabilities	4,448,160	$6,090	0.56%	5,093,974	$8,990	0.72%

Non-interest bearing deposits	942,006			888,834
Other Liabilities	48,964			52,316
Shareholders’ equity	1,114,938			1,164,961

Total Liabilities and shareholders’ equity	$6,554,068			$7,200,085

Net interest income and spread		$62,721	4.28%		$67,376	4.20%

Net interest margin			4.41%			4.33%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended March 31, 2014
	Compared to Three Months Ended March 31, 2013
	Due to changes (1) in:
	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$(1,960)	$(6,592)	$(8,552)
Investment securities	512	740	1,252
Interest-bearing deposits in other banks	(292)	(54)	(346)
Other (3)	56	35	91

Total interest income	(1,684)	(5,871)	(7,555)
Interest expense
Time deposits	(1,296)	(769)	(2,065)
Money market	(92)	(11)	(103)
Negotiable order of withdrawal accounts	16	(33)	(17)
Savings deposits	15	9	24
Short-term borrowings and FHLB advances	32	24	56
Long-term borrowings	(477)	(318)	(795)

Total interest expense	(1,802)	(1,098)	(2,900)

Change in net interest income	$118	$(4,773)	$(4,655)

(1)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
(2)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis. Average loan volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.
(3)	Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock.

Provision for Loan Losses

The following table presents the provision (reversal) for loan losses for PCI and non-PCI loans for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Provision (reversal) for loan losses on PCI loans	$(2,488)	$(3,148)
Provision for loan losses on non-PCI loans	2,464	8,550

Provision (reversal) for Loan Losses	$(24)	$5,402

Three Months ended March 31, 2014 compared to Three Months ended March 31, 2013

The provision reversal for loan losses for the three months ended March 31, 2014 was a reversal of $24 thousand compared to a provision of $5.4 million for the three months ended March 31, 2013. The improvement was mainly due to a lower level of net charge offs, which declined from $5.5 million to $1.2 million. For our originated loan portfolio, a $7.8 million charge off was recorded during the prior year related to a single commercial credit relationship associated with suspected fraud. The net reversal of impairment associated with PCI loans was mainly due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs. Improvement in cash flows on non-covered loans resulted in a $2.9 million reversal of impairment, partially offset by $0.4 million in increased impairment from covered loans. In contrast, in the prior year, improvement in cash flows on covered loans resulted in $3.4 million reversal, partially offset by $0.3 million in increased impairment from non-covered loans.

The table below illustrates the impact of our first quarter 2014 estimates of expected cash flows on PCI loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (2)	Weighted Average Note Rate	Weighted Average Life (Years)
Covered loans pools (1)	$13,421	6.09%	7.65%	$230,674	5.07%	2.63
Non-covered loans pools (1)	21,991	5.59%	7.48%	1,510,258	5.13%	3.18

Total	$35,412	5.67%	7.50%	$1,740,932	5.12%	3.10

(1)	Covered loan pools are comprised of loans acquired in acquisition of the Failed Banks with loans types guaranteed by the FDIC under loss sharing agreements. Accordingly, certain pools classified as covered may include individual loans which are not, or are no longer covered.
(2)	Loan balance represents the recorded investment of all loans in the covered and non-covered pools, respectively. Not all covered loans are classified as PCI.

Non-interest Income

Three Months ended March 31, 2014 compared to Three Months ended March 31, 2013

Non-interest income increased $0.5 million to $11.4 million for the three months ended March 31, 2014 from $10.9 million for the three months ended March 31, 2013. The increase was mainly due to a $1.0 million increase in investment advisory and trust fees which benefited from a 30% increase year over year in fiduciary trust assets under management coupled with higher investment advisory commissions and a $0.2 million gain on investment securities. Partially offsetting these increases was a $0.9 million decrease in service charges on deposit accounts as a result of a decline in customer overdrafts and a $0.5 million decrease in mortgage fees as loans sold declined to $48.8 million from $80.4 million in the prior year.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Service charges on deposit accounts	$5,436	$6,342
Debit card income	2,844	2,836
Fees on mortgage loans originated and sold	759	1,241
Investment advisory and trust fees	1,261	283
FDIC indemnification asset expense	(2,165)	(2,169)
Investment securities gains, net	174	—
OREO revenue	658	528
Earnings on bank owned life insurance policies	467	403
Wire transfer fees	178	186
Other income	1,757	1,259

Total non-interest income	$11,369	$10,909

Non-interest Expense

Three Months ended March 31, 2014 compared to Three Months ended March 31, 2013

Non-interest expense decreased $6.1 million to $55.2 million for the three months ended March 31, 2014 from $61.3 million for the three months ended March 31, 2013. The decrease was mainly due to a $3.4 million decrease in the OREO valuation expense and loan workout expense components of our total legacy credit expenses which are reflecting the continued resolution of special assets, and a $2.1 million reduction in CVR expense as a result of our most recent estimate of expected credit losses from each acquired portfolio. The CVR liability is measured each quarter and is payable after the fifth anniversary of the consummation of the respective acquisition and the current amount of the liability represents the expected payout discounted at an estimated market discount rate from the payout date to the reporting date. Also contributing to the decline was an $0.8 million decrease in stock-based compensation expense mainly associated with original founders awards.

Salary and employee benefits increased $2.7 million reflecting an increase in personnel and higher compensation expense in order to support the growth and expansion of our operations. The increase in personnel was primarily due to increased investments in Capital Bank Wealth Management, the Bank’s investment advisory business line, which contributed to the increase in our fee income. Additionally, an increase in risk management personnel also contributed to the increase as we have built out these teams to in-source areas previously requiring significant professional fees.

Net occupancy expense decreased $0.3 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as a result of our continued focus on consolidating facilities and containing operating costs.

Other operating expense for the three months ended March 31, 2013 included $0.3 million in loss on extinguishment of debt related to $34.5 million in prepayment of a trust preferred security.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Salary and employee benefits	$23,498	$20,784
Stock-based compensation expense	728	1,577
Net occupancy and equipment expense	8,600	8,906
Software expense	1,867	1,824
OREO valuation expense	3,573	6,590
Gain on sales of OREO	(721)	(1,187)
Foreclosed asset related expense	1,459	1,419
Loan workout expense	1,177	2,064
Professional fees	2,004	2,648
Computer services	3,253	3,100
CVR expense	767	2,883
Conversion and merger related expense	—	113
FDIC assessments	1,629	1,803
Telecommunication expense	1,608	1,754
Amortization of intangibles	1,214	1,272
Loss on extinguishment of debt	—	308
Legal settlement expense	3	—
Other expense	4,565	5,455

Total non-interest expense	$55,224	$61,313

Our efficiency ratio for the three months ended March 31, 2014 was 74.8%, which was impacted by non-core items including: $0.8 million of CVR expense; $0.5 million of stock-based compensation expense associated with original founders awards; and $0.2 million of investment security gains. Excluding the impact of these non-core items, our core efficiency ratio for the three months ended March 31, 2014 was 73.2%.

Our efficiency ratio for the three months ended March 31, 2013 was 78.6%, which was impacted by non-core items including: $2.9 million of CVR expense; $1.6 million of stock-based compensation expense associated with original founders awards; $0.3 million of net loss on extinguishment of debt related to $34.5 million prepayment of a trust preferred security; and $0.1 million of merger related costs. Excluding the impact of these non-core items, our core efficiency ratio for the three months ended March 31, 2013 was 72.3%.

The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three months ended March 31, 2014 and 2013 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Reported non-interest expense	$55,224	$61,313
Less: Stock-based compensation expense	533	1,577
Less: CVR expense	767	2,883
Less: Legal settlement expenses	—	113
Less: Loss on extinguishment of debt	—	308

Core non-interest expense	$53,924	$56,432

Net interest income	$62,453	$67,114
Reported non-interest income	11,369	10,909
Less: Securities gains	174	—

Core non-interest income	$11,195	$10,909

Efficiency Ratios	74.8%	78.6%

Core Efficiency Ratios	73.2%	72.3%

The core efficiency ratio is a non-GAAP measure which we believe provides analysts and investors with information useful in understanding our business and evaluating our operating efficiency. We monitor the core efficiency ratio to evaluate and control operating costs. The core efficiency ratio is also a measure utilized by our Board of Directors in measuring management’s performance in controlling operating costs in comparison to peers. This non-GAAP measure has inherent limitations, is not required to be uniformly applied and is not audited. It should not be considered in isolation or as a substitute for analyses of results reported under GAAP. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for non-interest expense.

Income Taxes

The provision for income taxes was $7.2 million for the quarter ended March 31, 2014 and $5.5 million for the quarter ended March 31, 2013. The effective income tax rate was approximately 38.71% and 49.02%, respectively. The change in effective income tax rates was mainly due to the impact of the CVR expense. The change in value of the CVR and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy Southern Community and Green Bankshares portfolios. The potential payments resulting from CVRs issued as a part of these acquisitions, which were non-taxable transactions, are considered by the Internal Revenue Service as additional consideration to the former shareholders. Accordingly, the expense associated with changes in estimated value of the CVRs is not deductible for income tax purposes. Excluding the impact of the CVR expense, the effective income tax rate was approximately 37.3% for the three months ended March 31, 2014.

There were no unrecognized tax benefits at March 31, 2014 and December 31, 2013, and we do not expect to identify any unrecognized tax benefits during the next 12 months.

Financial Condition

Our assets totaled $6.5 billion and $6.6 billion at March 31, 2014 and December 31, 2013, respectively. Investment securities decreased by $43.4 million as a result of principal payments, partially offset by an improvement in market values of available-for-sale securities. Total loans decreased $5.5 million to $4.5 billion at March 31, 2014 compared to $4.6 billion at December 31, 2013. The decrease in total loans was due to $79.4 million in higher than expected resolutions of problem loans and $178.6 million in net principal repayments, partially offset by $252.5 million of new loan originations. Total deposits were $5.2 billion at March 31, 2014 and December 31, 2013. Continued planned shrinkage in high-cost legacy time deposits, which declined by $65.1 million, and the increase in demand deposit and non-interest bearing accounts of $81.6 million, increased our core deposits to 73.4% of total deposits compared to 72.1% at December 31, 2013. Record net new checking account growth contributed to the increase in core deposits. Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $190.5 million and $259.7 million at March 31, 2014 and December 31, 2013, respectively. The decrease in borrowed funds was mainly due to $75.0 million of repayments of short-term FHLB advances during the quarter.

Shareholders’ equity was $1.1 billion at March 31, 2014 and December 31, 2013. During 2013, the Company’s Board of Directors authorized stock repurchase plans of $150.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the three months ended March 31, 2014, the Company repurchased $22.7 million, or 968,865 common shares at an average price of $23.39 per share. As of March 31, 2014, the Company has repurchased $92.6 million or 4,730,182 common shares at an average price of $19.58 per share and had $57.4 million of remaining availability for future share repurchases under the current authorization.

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

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	As of March 31, 2014		As of December 31, 2013		Sequential Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$790,698	17.4%	$775,733	17.0%	$14,965	1.9%
Other commercial construction and land	256,190	5.6%	300,494	6.6%	(44,304)	-14.7%
Multifamily commercial real estate	68,701	1.5%	67,688	1.4%	1,013	1.5%
1-4 family residential construction and land	79,508	1.7%	71,351	1.7%	8,157	11.4%

Total commercial real estate	1,195,097	26.3%	1,215,266	26.7%	(20,169)	-1.7%
Owner occupied commercial real estate	1,061,571	23.3%	1,058,148	23.2%	3,423	0.3%
Commercial and industrial loans	806,359	17.7%	803,736	17.7%	2,623	0.3%
Lease financing	2,513	0.1%	2,676	0.1%	(163)	-6.1%

Total commercial	1,870,443	41.1%	1,864,560	41.0%	5,883	0.3%
1-4 family residential	801,573	17.6%	804,322	17.7%	(2,749)	-0.3%
Home equity loans	382,946	8.4%	386,366	8.5%	(3,420)	-0.9%
Other consumer loans	183,611	4.1%	170,526	3.7%	13,085	7.7%

Total consumer	1,368,130	30.1%	1,361,214	29.9%	6,916	0.5%
Other (1)	112,815	2.5%	110,989	2.4%	1,826	1.6%

Total loans	$4,546,485	100.0%	$4,552,029	100.0%	$(5,544)	-0.1%

During the three months ended March 31, 2014, our loan portfolio decreased by $5.5 million due to $79.4 million in higher than expected resolutions of problem loans and $178.6 million in net principal repayments, partially offset by $252.5 million of new loan originations. The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 40.5% and 34.9%, respectively, of new loan production for the three months ended March 31, 2014. We expect that this production will be more balanced going forward, as we have substantially reduced our concentration in commercial real estate loans.

The following table sets forth our new loan originations (excluding renewals of existing loans) segmented by loan type.

(Dollars in thousands)	Three Months Ended
	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$31,645	12.5%	$61,792	15.1%
Other commercial construction and land	17,516	6.9%	13,327	3.2%
Multifamily commercial real estate	2,252	0.9%	1,484	0.4%
1-4 family residential construction and land	10,850	4.3%	14,195	3.5%

Total commercial real estate	62,263	24.6%	90,798	22.2%
Owner occupied commercial real estate	33,419	13.2%	46,892	11.4%
Commercial and industrial loans	68,751	27.3%	179,575	44.0%
Lease financing	—	0.0%	240	0.1%

Total commercial	102,170	40.5%	226,707	55.5%
1-4 family residential	37,795	15.0%	36,618	8.9%
Home equity loans	10,980	4.3%	8,064	2.0%
Other consumer loans	33,795	13.4%	32,287	7.9%

Total consumer	82,570	32.7%	76,969	18.8%
Other (1)	5,505	2.2%	14,096	3.5%

Total loans	$252,508	100.0%	$408,570	100.0%

We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, South Carolina, North Carolina and Tennessee accounted for 27.5%, 17.0%, 30.9% and 24.6% of our new loan originations, respectively, for the three months ended March 31, 2014. Florida, South Carolina, North Carolina, and Tennessee accounted for 26.9%, 11.9%, 41.7% and 19.5% of our new loan originations, respectively, for the three months ended December 31, 2013.

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

Covered Loans

As of March 31, 2014, covered loans were $259.5 million, representing 5.7% of our loan portfolio of which 3.7% were past due 30-89 days, 11.0% were greater than 90 days past due and still accruing/accreting and 0.5% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $7.9 million at March 31, 2014.

As of December 31, 2013, covered loans were $285.3 million, representing 6.3% of our loan portfolio. Also as of December 31, 2013, the covered loans were 0.3% past due 30-89 days, 14.2% greater than 90 days past due and still accruing/accreting and 0.5% nonaccrual.

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

Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental monthly and quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through March 31, 2014, totaling $123.5 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans

As of March 31, 2014, non-covered loans were $4.3 billion, representing 94.3% of our loan portfolio, of which 0.4% were past due 30-89 days, 4.6% were greater than 90 days past due and still accruing/accreting and 0.2% were nonaccrual. As of December 31, 2013, non-covered loans were $4.3 billion, representing 93.7% of our loan portfolio, of which 0.5% were past due 30-89 days, 5.0% were greater than 90 days past due and still accruing/accreting and 0.3% were nonaccrual.

As a large percentage of the non-covered loans are acquired impaired loans, these loans have also been affected by the real estate downturn and excessive commercial real estate concentrations. However, the credit quality of these loans is generally higher than that of the covered loans. In connection with the acquisitions, we applied acquisition accounting adjustments to the non-covered loans not originated by us to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.

The customer-owed principal balances and carrying amounts as of March 31, 2014 and December 31, 2013 are set forth in the tables below:

(Dollars in thousands)
	Gross Customer Balance Owed March 31, 2014	Carrying Amount (1) March 31, 2014	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$93,678	$47,250	50.4%	$5,835	12.3%
Other commercial construction and land	81,556	15,058	18.5%	8,444	56.1%
Multifamily commercial real estate	14,902	8,821	59.2%	248	2.8%
1-4 family residential construction and land	3,556	—	0.0%	—	0.0%

Total commercial real estate	193,692	71,129	36.7%	14,527	20.4%
Owner occupied commercial real estate	79,894	65,587	82.1%	5,729	8.7%
Commercial and industrial loans	19,468	9,431	48.4%	268	2.8%

Total commercial	99,362	75,018	75.5%	5,997	8.0%
1-4 family residential	93,893	62,356	66.4%	6,145	9.9%
Home equity loans	67,601	49,771	73.6%	2,845	5.7%
Other consumer loans	201	61	30.3%	28	45.9%

Total consumer	161,695	112,188	69.4%	9,018	8.0%
Other	17,585	1,179	6.7%	294	24.9%

Total covered loans	$472,334	$259,514	54.9%	$29,836	11.5%

Non-covered Portfolio
Non-owner occupied commercial real estate	$825,470	$743,448	90.1%	$42,999	5.8%
Other commercial construction and land	515,408	241,132	46.8%	47,359	19.6%
Multifamily commercial real estate	68,873	59,880	86.9%	1,862	3.1%
1-4 family residential construction and land	112,565	79,508	70.6%	2,305	2.9%

Total commercial real estate	1,522,316	1,123,968	73.8%	94,525	8.4%
Owner occupied commercial real estate	1,079,082	995,984	92.3%	30,861	3.1%
Commercial and industrial loans	905,827	796,928	88.0%	32,394	4.1%
Lease financing	2,513	2,513	100.0%	—	0.0%

Total commercial	1,987,422	1,795,425	90.3%	63,255	3.5%
1-4 family residential	811,978	739,217	91.0%	37,410	5.1%
Home equity loans	390,527	333,175	85.3%	8,284	2.5%
Other consumer loans	199,177	183,550	92.2%	795	0.4%

Total consumer	1,401,682	1,255,942	89.6%	46,489	3.7%
Other	120,765	111,636	92.4%	2,943	2.6%

Total non-covered loans	$5,032,185	$4,286,971	85.2%	$207,212	4.8%

Total loans	$5,504,519	$4,546,485	82.6%	$237,048	5.2%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $212.8 million, or 45.1%, and $745.2 million, or 14.8%, respectively.
(2)	Includes loans greater than 90 days past due.

(Dollars in thousands)
	Gross Customer Balance Owed December 31, 2013	Carrying Amount (1) December 31, 2013	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$101,639	$55,734	54.8%	$10,658	19.1%
Other commercial construction and land	86,039	19,162	22.3%	8,479	44.2%
Multifamily commercial real estate	15,543	9,109	58.6%	—	0.0%
1-4 family residential construction and land	3,556	—	0.0%	—	0.0%

Total commercial real estate	206,777	84,005	40.6%	19,137	22.8%
Owner occupied commercial real estate	82,206	67,302	81.9%	6,631	9.9%
Commercial and industrial loans	20,466	10,212	49.9%	1,663	16.3%

Total commercial	102,672	77,514	75.5%	8,294	10.7%
1-4 family residential	101,830	70,599	69.3%	10,824	15.3%
Home equity loans	70,686	51,315	72.6%	2,497	4.9%
Other consumer loans	85	102	120.0%	67	65.7%

Total consumer	172,601	122,016	70.7%	13,388	11.0%
Other	18,315	1,822	9.9%	954	52.4%

Total covered loans	$500,365	$285,357	57.0%	$41,773	14.6%

Non-covered Portfolio
Non-owner occupied commercial real estate	$811,499	$719,999	88.7%	$35,653	5.0%
Other commercial construction and land	555,044	281,332	50.7%	59,196	21.0%
Multifamily commercial real estate	68,124	58,579	86.0%	2,641	4.5%
1-4 family residential construction and land	104,530	71,351	68.3%	1,797	2.5%

Total commercial real estate	1,539,197	1,131,261	73.5%	99,287	8.8%
Owner occupied commercial real estate	1,072,309	990,846	92.4%	37,368	3.8%
Commercial and industrial loans	903,772	793,524	87.8%	31,698	4.0%
Lease financing	2,676	2,676	100.0%	—	0.0%

Total commercial	1,978,757	1,787,046	90.3%	69,066	3.9%
1-4 family residential	805,865	733,723	91.0%	39,063	5.3%
Home equity loans	390,049	335,051	85.9%	9,637	2.9%
Other consumer loans	183,869	170,424	92.7%	2,055	1.2%

Total consumer	1,379,783	1,239,198	89.8%	50,755	4.1%
Other	117,804	109,167	92.7%	4,745	4.3%

Total non-covered loans	$5,015,541	$4,266,672	85.1%	$223,853	5.2%

Total loans	$5,515,906	$4,552,029	82.5%	$265,626	5.8%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $215.1 million, or 43.0%, and $748.8 million, or 14.9%, respectively.
(2)	Includes loans greater than 90 days past due.

Covered and Non-Covered Loan Credit Quality Summary

The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	March 31, 2014				December 31, 2013
	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accruals	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accruals
Covered Portfolio
Non-owner occupied commercial real estate	$47,250	1.0%	12.3%	0.0%	$55,734	0.2%	19.2%	0.0%
Other commercial construction and land	15,058	0.0%	56.1%	0.0%	19,162	0.0%	43.8%	0.0%
Multifamily commercial real estate	8,821	25.3%	2.8%	0.0%	9,109	0.0%	0.0%	0.0%

Total commercial real estate	71,129	3.8%	20.4%	0.0%	84,005	0.1%	22.7%	0.0%
Owner occupied commercial real estate	65,587	2.2%	8.7%	0.0%	67,302	0.4%	9.8%	0.0%
Commercial and industrial loans	9,431	0.1%	2.1%	0.7%	10,212	0.0%	15.7%	0.0%

Total commercial	75,018	1.9%	7.9%	0.1%	77,514	0.4%	10.6%	0.1%
1-4 family residential	62,356	3.4%	9.8%	0.0%	70,599	0.3%	15.3%	0.0%
Home equity loans	49,771	6.4%	3.3%	2.4%	51,315	0.6%	2.3%	2.5%
Other consumer loans	61	0.0%	45.9%	0.0%	102	0.0%	100.0%	0.0%

Total consumer	112,188	4.7%	7.0%	1.1%	122,016	0.4%	9.9%	1.1%
Other	1,179	0.0%	24.9%	0.0%	1,822	0.0%	55.5%	0.0%

Total covered loans	$259,514	3.7%	11.0%	0.5%	$285,357	0.3%	14.2%	0.5%

Non-covered Portfolio
Non-owner occupied commercial real estate	$743,448	0.2%	5.8%	0.0%	$719,999	0.2%	4.9%	0.0%
Other commercial construction and land	241,132	0.5%	19.5%	0.2%	281,332	0.4%	20.8%	0.2%
Multifamily commercial real estate	59,880	0.0%	3.1%	0.0%	58,579	0.5%	4.4%	0.0%
1-4 family residential construction and land	79,508	0.0%	2.9%	0.0%	71,351	0.0%	2.5%	0.0%

Total commercial real estate	1,123,968	0.2%	8.4%	0.0%	1,131,261	0.3%	8.7%	0.1%
Owner occupied commercial real estate	995,984	0.3%	2.9%	0.2%	990,846	0.5%	3.4%	0.3%
Commercial and industrial loans	796,928	0.1%	3.9%	0.2%	793,524	0.0%	3.8%	0.2%
Lease financing	2,513	0.0%	0.0%	0.0%	2,676	0.0%	0.0%	0.0%

Total commercial	1,795,425	0.2%	3.3%	0.2%	1,787,046	0.3%	3.6%	0.3%
1-4 family residential	739,217	0.7%	4.8%	0.2%	733,723	1.0%	5.1%	0.2%
Home equity loans	333,175	0.7%	1.8%	0.7%	335,051	0.8%	2.2%	0.7%
Other consumer loans	183,550	1.2%	0.1%	0.3%	170,424	1.2%	0.7%	0.5%

Total consumer	1,255,942	0.8%	3.3%	0.4%	1,239,198	1.0%	3.7%	0.4%
Other	111,636	0.8%	2.6%	0.0%	109,167	0.4%	4.4%	0.0%

Total non-covered loans	$4,286,971	0.4%	4.6%	0.2%	$4,266,672	0.5%	5.0%	0.3%

Total loans	$4,546,485	0.6%	5.0%	0.2%	$4,552,029	0.5%	5.6%	0.3%

Of the loans past due greater than 90 days and still in accruing/accreting status as of March 31, 2014, $28.6 million (or approximately 12.6%) were loans covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2013, $40.4 million (or approximately 15.9%) were loans covered by loss sharing agreements with the FDIC. All of these loans were acquired loans and such loans were either PCI loans or, based upon their recorded investment, were considered well secured and in the process of collection and met the criteria for reporting as 90 days past due and still accruing.

Total non-performing loans as of March 31, 2014 declined by $28.6 million to $237.0 million as compared to $265.6 million at December 31, 2013. The change in non-performing loans during the quarter ended March 31, 2014 was attributable to $9.7 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures and $44.8 million in resolutions. Partially offsetting these decreases were $25.9 million of loans that became non-performing.

During the quarter ended March 31, 2014 of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 69% consisted of commercial real estate loans and approximately 12% were associated with the covered loans in South Carolina.

Allowance and Provision for Loan Losses

At March 31, 2014, the allowance for loan losses was $55.6 million of which $20.2 million related to loans we originated or acquired non-PCI loans, and $35.4 million was associated with PCI loans. At December 31, 2013, the allowance for loan losses was $56.9 million of which $19.0 million related to loans we originated or acquired non-PCI loans, and $37.9 million was associated with PCI loans.

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

For PCI loans, the allowance for loan losses is a measure of impairment based upon our most recent estimates of expected cash flows. Our estimation of expected cash flows, which is used to determine the need for provisions to or reversals of the allowance every reporting period, is determined by assigning loan probability of default (“PD”) and loss given default (“LGD”) assumptions, amongst other assumptions such as prepayment speeds and recovery or liquidation timing. For commercial real estate and other commercial loans, we generally assign PD assumptions through the mapping of the following loan level risk ratings: Pass, Watch, Sub-Performing and Non-Performing. For home equity loans, residential loans, and consumer loans, PD is determined by mapping payment performance and delinquency status to market based default assumptions. Estimated loan to value ratios, determined using current appraisals and/or real estate indices, are used to derive loss given default assumptions for real estate collateralized loans.

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

The provision for loan losses was a net reversal of $24 thousand and a $5.4 million provision for the three months ended March 31, 2014 and 2013, respectively. The improvement was mainly due to a lower level of net charge offs, which declined from $5.5 million to $1.2 million. For our originated loan portfolio, during the prior year, a $7.8 million charge off was recorded related to a single commercial credit relationship associated with suspected fraud. The net reversal of impairment associated with PCI loans was mainly due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs. Improvement in cash flows on non-covered loans resulted in a $2.9 million reversal of impairment, partially offset by $0.4 million in increased impairment from covered loans. In contrast, in the prior year, improvement in cash flows on covered loans resulted in $3.4 million reversal, partially offset by $0.3 million in increased impairment from non-covered loans.

As the majority of our acquired loans are considered PCI loans, our provision for loan losses in future periods for acquired loans will be most significantly influenced in the short term by the differences between the actual credit losses resulting from the resolution of problem loans and the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition dates. For loans originated by us, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of originated or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan losses for non-PCI loans to the various segments of the loan portfolio based on information available as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014			December 31, 2013
	Non-PCI Loan Balance	Allowance for Loan Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$334,823	$1,651	0.5%	$287,562	$1,615	0.6%
Other commercial construction and land	54,828	1,501	2.7%	67,789	1,201	1.8%
Multifamily commercial real estate	32,439	105	0.3%	29,187	116	0.4%
1-4 family residential construction and land	63,896	1,030	1.6%	56,979	1,065	1.9%

Total commercial real estate	485,986	4,287	0.9%	441,517	3,997	0.9%
Owner occupied commercial real estate	720,246	2,720	0.4%	691,253	2,611	0.4%
Commercial and industrial loans	674,526	6,989	1.0%	663,919	6,877	1.0%
Lease financing	2,513	1	0.0%	2,676	3	0.1%

Total commercial	1,397,285	9,710	0.7%	1,357,848	9,491	0.7%
1-4 family residential	406,080	2,515	0.6%	377,668	2,279	0.6%
Home equity loans	271,080	491	0.2%	270,170	398	0.1%
Other consumer loans	173,935	2,867	1.6%	157,991	2,318	1.5%

Total consumer	851,095	5,873	0.7%	805,829	4,995	0.6%
Other	66,354	324	0.5%	61,279	468	0.8%

Total loans	$2,800,720	$20,194	0.7%	$2,666,473	$18,951	0.7%

Criticized and Classified Loans

Loans with the following attributes are categorized as criticized and classified loans: (1) a potential weakness that deserves management’s close attention; (2) inadequate protection by the current net worth and paying capacity of the obligor or of the collateral pledged; or (3) weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The following table summarizes criticized and classified loans at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014 (1)			December 31, 2013 (1)
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Non-owner occupied commercial real estate	$21,521	$122,083	$143,604	$26,995	$123,515	$150,510
Other commercial construction and land	11,246	87,708	98,954	15,297	110,245	125,542
Multifamily commercial real estate	2,483	5,283	7,766	2,421	6,270	8,691
1-4 family residential construction and land	—	10,124	10,124	—	8,336	8,336

Total commercial real estate	35,250	225,198	260,448	44,713	248,366	293,079
Owner occupied commercial real estate	26,514	75,433	101,947	24,747	86,335	111,082
Commercial and industrial loans	3,320	51,603	54,923	4,504	54,261	58,765

Total commercial	29,834	127,036	156,870	29,251	140,596	169,847
1-4 family residential	8,917	57,270	66,187	16,208	59,828	76,036
Home equity loans	6,553	11,750	18,303	6,983	13,663	20,646
Other consumer loans	28	902	930	67	2,189	2,256

Total consumer	15,498	69,922	85,420	23,258	75,680	98,938
Other	1,150	9,278	10,428	1,794	13,114	14,908

Total loans	$81,732	$431,434	$513,166	$99,016	$477,756	$576,772

(1)	PCI and Non-PCI loans are included in the balances presented.

Total criticized and classified loans as of March 31, 2014 declined $63.6 million as a result of $9.7 million in transfers to other real estate owned, $86.5 million of pay downs, charge offs and upgrades. Loan downgrades of $32.5 million partially offset the net decline for the quarter.

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

Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of March 31, 2014, there were 12 loans individually evaluated for impairment and deemed impaired with a related allowance for loan losses of $0.4 million. At December 31, 2013, there were seven loans individually evaluated for impairment and deemed impaired with a related allowance for loan losses of $0.5 million. The specific reserve was primarily related to a commercial loan with a balance of $1.8 million at March 31, 2014 and December 31, 2013.

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

(Dollars in thousands)	March 31, 2014			December 31, 2013
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Total non-accrual loans	$1,278	$8,829	$10,107	$1,336	$10,474	$11,810
Accruing/accreting loans delinquent 90 days or more	28,558	198,383	226,941	40,437	213,379	253,816

Total non-performing loans	29,836	207,212	237,048	41,773	223,853	265,626
Non-accrual investment securities	—	—	—	—	800	800
Repossessed personal property	—	85	85	—	108	108
Other real estate owned	18,648	101,622	120,270	25,251	104,145	129,396

Total non-performing assets	$48,484	$308,919	$357,403	$67,024	$328,906	$395,930

Allowance for loan losses	$13,421	$42,185	$55,606	$13,051	$43,800	$56,851
Non-performing asets as a percent of total assets	0.74%	4.72%	5.46%	1.01%	4.97%	5.98%
Non-performing loans as a percent of total loans	0.66%	4.56%	5.21%	0.92%	4.92%	5.84%
Allowance for loan losses as a percent of non-performing loans	44.98%	20.36%	23.46%	31.24%	19.57%	21.40%
Allowance for loan losses as a percent of non-PCI loans			0.72%			0.71%

Total non-performing assets at March 31, 2014 declined by $38.5 million to $357.4 million compared to $395.9 million at December 31, 2013. The change in non-performing assets was mainly attributable to a decline in non-performing loans and other real estate owned of $28.6 million and $9.1 million, respectively. The decline in non-performing loans was due to $44.8 million in resolutions and $9.7 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $25.9 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $15.3 million, partially offset by valuation adjustments and acquisitions as noted above. Approximately 67% of the sales were commercial real estate, and approximately 35% and 16% were associated with the covered loans in Florida and South Carolina, respectively.

Investment Securities

Investment securities represent a significant portion of our assets. We invest in a variety of securities including obligations of U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of states or political subdivisions, privately issued mortgage-backed securities, bank eligible corporate obligations, mutual funds and limited types of equity securities.

Our investment activities are governed internally by a written, board-approved policy. The investment policy is carried out by our Treasury department. Investment strategies are reviewed by the Risk Committee of the Board based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and our overall interest rate sensitivity. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (1) to provide a margin of liquid assets sufficient to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (2) to provide eligible securities to secure public funds and other borrowings; and (3) to earn the maximum return on funds invested that is commensurate with meeting our first two goals.

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following tables set forth our investment securities as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014
Security Type	Book Value	Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Asset-backed securities	$127,912	$127,234	19.3%	0.62%	3.69
Marketable equity securities	946	936	0.1%	—	—
Mortgage-backed securities—residential issued by government sponsored entities	526,533	525,891	80.0%	1.66%	3.27
Industrial revenue bond	3,580	3,727	0.6%	2.23%	0.24

Total	$658,971	$657,788	100.0%	1.46%	3.33

Held-to-maturity
U.S. Government agencies	$14,777	$14,455	3.2%	2.85%	5.51
State and political subdivisions—tax exempt	14,233	14,415	3.2%	3.09%	4.41
State and political subdivisions—taxable	543	541	0.1%	3.87%	4.41
Mortgage-backed securities—residential issued by government sponsored entities	419,578	420,328	93.5%	2.42%	4.77

Total	$449,131	$449,739	100.0%	2.46%	4.78

(Dollars in thousands)	December 31, 2013
Security Type	Book Value	Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Asset-backed securities	$133,647	$133,225	19.4%	0.62%	3.99
Marketable equity securities	946	931	0.1%	—	—
Mortgage-backed securities—residential issued by government sponsored entities	549,869	546,626	79.8%	1.66%	3.39
Industrial revenue bond	3,750	3,859	0.6%	2.25%	0.24
Collaterilized debt obligations	505	800	0.1%	0.00%	NA

Total	$688,717	$685,441	100.0%	1.46%	3.48

Held-to-maturity
U.S. Government agencies	$14,972	$14,571	3.2%	2.86%	5.53
State and political subdivisions—tax exempt	14,201	14,099	3.1%	3.01%	4.67
State and political subdivisions—taxable	545	533	0.1%	3.86%	4.65
Mortgage-backed securities—residential issued by government sponsored entities	435,380	430,490	93.6%	2.38%	4.73

Total	$465,098	$459,693	100.0%	2.42%	4.75

Contractual maturities of investment securities at March 31, 2014 and December 31, 2013 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
As of March 31, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Asset-backed securities	$—	—	$—	—	$53,180	0.64%	$74,054	0.60%	$—	—	$127,234	0.62%
Marketable equity securities	—	—	—	—	—	—	—	—	936	—	936	—
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	525,891	1.66%	525,891	1.66%
Industrial revenue bond	—	—	—	—	3,727	2.23%	—	—	—	—	3,727	2.23%

Total	$—	—	$—	—	$56,907	0.75%	$74,054	0.60%	$526,827	1.66%	$657,788	1.46%

Held-to-maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$14,455	2.85%	$—	—	$14,455	2.85%
State and political subdivisions—tax exempt	670	0.85%	1,138	2.00%	8,788	3.28%	3,819	3.37%	—	—	14,415	3.09%
State and political subdivisions—taxable	—	—	—	—	—	—	541	3.87%	—	—	541	3.87%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	420,328	2.42%	420,328	2.42%

Total	$670	0.85%	$1,138	2.00%	$8,788	3.28%	$18,815	2.99%	$420,328	2.42%	$449,739	2.46%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
As of December 31, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Asset-backed securities	$—	—	$—	—	$55,983	0.64%	$77,242	0.61%	$—	—	$133,225	0.62%
Marketable equity securities	—	—	—	—	—	—	—	—	931	—	931	—
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	546,626	4.66%	546,626	1.66%
Industrial revenue bond	—	—	—	—	—	—	3,859	2.25%	—	—	3,859	2.25%
Collaterilized debt obligations	—	—	—	—	—	—	800	—	—	—	800	—

Total	$—	—	$—	—	$55,983	0.64%	$81,901	0.68%	$547,557	4.66%	$685,441	1.46%

Held-to-maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$14,571	2.86%	$—	—	$14,571	2.86%
State and political subdivisions—tax exempt	674	0.83%	1,140	2.06%	7,631	3.02%	4,654	3.56%	—	—	14,099	3.01%
State and political subdivisions—taxable	—	—	—	—	—	—	533	3.86%	—	—	533	3.86%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	430,490	2.38%	430,490	2.38%

Total	$674	0.83%	$1,140	2.06%	$7,631	3.02%	$19,758	3.05%	$430,490	2.38%	$459,693	2.42%

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security; we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on the Company’s analysis, there were no investment securities considered to be other-than-temporarily impaired as of March 31, 2014 and 2013.

The Company owned a collateralized debt obligation (“CDO”) collateralized by trust preferred securities issued primarily by banks and several insurance companies. The Company sold its investment in the CDO on January 7, 2014. Proceeds from the sale were $0.8 million and gross gains were $0.3 million.

Deposits

Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin, as we are building our deposit base around service-oriented customer relationships. As of March 31, 2014, our core deposits, which we define as demand deposit accounts, savings and money market accounts, increased by $72.2 million and our time deposit accounts decreased by $65.1 million as compared to December 31, 2013. Record net new checking account growth contributed to the increase in core deposits during the three months ended March 31, 2014. The decrease in certificates of deposit accounts was a result of continued planned shrinkage in high-cost legacy time deposits. The contractual rate on core deposits declined to 0.13% as of March 31, 2014 from 0.14% as of December 31, 2013; while time deposits increased to 1.15% from 1.00% during the same period.

The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	As of March 31, 2014			As of December 31, 2013			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand deposits	$1,000,914	19%	0.00%	$923,993	18%	0.00%	$76,921	8.3%
Negotiable order of withdrawal accounts	1,326,555	26%	0.14%	1,321,903	25%	0.15%	4,652	0.4%
Savings	536,948	10%	0.22%	530,144	10%	0.21%	6,804	1.3%
Money market	945,354	18%	0.21%	961,526	19%	0.21%	(16,172)	-1.7%

Total core deposits	3,809,771	73%	0.13%	3,737,566	72%	0.14%	72,205	1.9%
Customer time deposits	1,304,524	25%	1.12%	1,396,361	27%	0.95%	(91,837)	-6.6%
Wholesale time deposits	77,898	2%	1.56%	51,136	1%	2.41%	26,762	52.3%

Total time deposits	1,382,422	27%	1.15%	1,447,497	28%	1.00%	(65,075)	-4.5%

Total deposits	$5,192,193	100%	0.40%	$5,185,063	100%	0.43%	$7,130	0.1%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2014		December 31, 2013
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest-bearing demand deposits	$942,006	0.00%	$964,823	0.00%
Interest-bearing deposits
Negotiable order of withdrawal accounts	1,313,700	0.17%	1,288,723	0.17%
Savings	532,823	0.21%	531,930	0.21%
Money market	948,738	0.22%	947,429	0.22%
Time deposits (1)	1,413,731	0.85%	1,513,038	0.83%

Total deposits	$5,150,998	0.34%	$5,245,943	0.34%

(1)	The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

(Dollars in thousands)	March 31, 2014
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of less than $100K	Total
Three or less	$93,862	$150,975	$244,837
Over Three to Six	82,423	93,867	176,290
Over Six to Twelve	142,878	139,468	282,346
Over Twelve	367,429	311,520	678,949

Total deposits	$686,592	$695,830	$1,382,422

Capital Resources and Liquidity

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

As of March 31, 2014 and December 31, 2013, we had 14.82% tangible common equity ratio. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.

These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for analyses of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for shareholders’ equity or total assets. The following table provides reconciliations of tangible common equity and tangible common equity ratio to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in thousands)
	March 31, 2014	December 31, 2013
Shareholder’s equity	$1,103,756	$1,112,788
Less: Goodwill and other intangible assets, net	(156,633)	(155,352)

Tangible common shareholder’s equity	$947,123	$957,436
Total assets	6,548,624	6,617,561
Less: Goodwill and other intangible assets, net	(156,633)	(155,352)

Tangible assets	$6,391,991	$6,462,209

Tangible common equity ratio	14.82%	14.82%

The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements). As of March 31, 2014, we had a Tier 1 leverage ratio of 14.9%, which provides us with $312.4 million in excess capital relative to the 10% Tier 1 leverage ratio required under our OCC Operating Agreement and $438.7 million in excess capital relative to our longer-term target of 8%.

As of March 31, 2014, Capital Bank, N.A. had a 13.7% Tier 1 leverage ratio, a 18.0% Tier 1 risk-based ratio and an 19.3% total risk-based capital ratio.

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

The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of March 31, 2014 and December 31, 2013 are presented in the following tables.

	Well		Adequately
	Capitalized		Capitalized		March 31,	December 31,
	Requirement		Requirement		2014 Actual	2013 Actual
Tier 1 Capital (to Average Assets):
CBF Consolidated		NA	>	4.0%	14.9%	14.9%
Capital Bank, N.A.	>	5.0%	>	4.0%	13.7%	13.4%
Tier 1 Capital (to Risk Weighted Assets):
CBF Consolidated		NA	>	4.0%	19.7%	19.7%
Capital Bank, N.A.	>	6.0%	>	4.0%	18.0%	17.7%
Total Capital (to Risk Weighted Assets):
CBF Consolidated		NA	>	8.0%	20.9%	21.0%
Capital Bank, N.A.	>	10.0%	>	8.0%	19.3%	18.9%

	March 31,	December 31,
(Dollars in thousands)	2014	2013
CBF Consolidated:
Tier 1 Capital	$944,237	$949,623
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$312,369	$314,306
vs. 8% target	438,743	441,370
Capital Bank, N.A.:
Tier 1 Capital	$864,354	$849,520
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$233,508	$214,396
vs. 8% target	359,677	341,421

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

Liquidity

Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate on an ongoing basis. To mitigate liquidity risk, our strategy is to fund asset growth primarily with low-cost customer deposits. We also operate under a liquidity policy and contingent liquidity plan that requires us to monitor indicators of potential liquidity risk, utilize cash flow projection models to forecast liquidity needs, identify alternative back-up sources of liquidity and maintain a predetermined cushion of cash and liquid securities at 15% of total assets.

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

As of March 31, 2014 and December 31, 2013, cash and liquid securities totaled 19.7%, and 20.0% of assets, providing us with $306.1 million and $328.7 million, respectively, of excess liquidity relative to our planning target. As of March 31, 2014 and December 31, 2013, the ratio of wholesale to total funding was 6.4% and 7.2% respectively, which is below our planning target. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the subsidiary bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.

At March 31, 2014 and December 31, 2013, there were $21.2 million and $96.3 million in advances outstanding, respectively. In addition, we had $25.6 million in letters of credit outstanding as of March 31, 2014 and December 31, 2013 and collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $209.7 million and $95.4 million, respectively.

We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.

As of March 31, 2014 and December 31, 2013, our holding company had cash of approximately $90.1 million and $109.9 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The decline in cash at our holding company was primarily due to the repurchase of $22.7 million of common stock during the three months ended March 31, 2014.

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

(Dollars in thousands, except per share amounts)
	March 31, 2014	December 31, 2013
Shareholder’s equity	$1,103,756	$1,112,788
Less: Goodwill	(134,522)	(131,987)
Less: Core deposits and other intangibles, net of taxes	(13,523)	(14,290)

Tangible Book Value	$955,711	$966,511

Book Value Per Share	$21.59	$21.36

Tangible Book Value Per Share	$18.69	$18.55

We also calculate fully-marked book value and fully-marked tangible book value, which are non-GAAP measures that depict the economic value of equity. These measures include adjustments of $167.1 million and $162.4 million in net favorable pre-tax differences between the fair values for financial assets and liabilities and their respective carrying amounts as of March 31, 2014 and December 31, 2013, respectively.

The following table sets forth a reconciliation of fully-marked book value and fullly-marked tangible book value to tangible book value as reconciled above:

(Dollars in thousands, except per share amounts)	March 31, 2014			December 31, 2013
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Total financial assets	$6,034,735	$5,852,018	$182,717	$6,082,814	$5,901,843	$180,971
Total financial liabilities	5,398,921	5,383,288	15,633	5,464,675	5,446,082	18,593

Net financial assets			167,084			162,378
Net financial assets, net of tax effect			102,189			99,311
Plus: Tangible book value			955,711			966,511

Fully-marked Tangible Book Value			$1,057,900			$1,065,822

Fully-marked Book Value Per Share			$23.59			$23.27

Fully-marked Tangible Book Value Per Share			$20.69			$20.46

The most significant difference between carrying value and estimated fair value of financial instruments is the differential between the carrying value and estimated fair value of our loan portfolio. As described in Note 13 to the Company’s Consolidated Financial Statements, the estimated fair value of loans exceeded their carrying value by approximately $182.1 million and $186.4 million at March 31, 2014 and December 31, 2013, respectively. This difference arises as acquired loans were initially recorded at acquisition date fair values which incorporated management’s expectation of lifetime credit losses. As our loan cash flow expectations and experience has generally improved from our original expectations and the market interest rates for similar instruments have generally declined, our estimates of fair value have increased. These estimates utilize discounted cash flows as a primary valuation approach incorporating collateral value, prepayment and credit risk (including consumer credit scores where applicable) along with the LIBOR/Swap curve for market interest rates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

The Company pursues a conservative strategy with respect to interest rate risk management, with the goal of minimizing the risk that interest rate volatility will negatively impact our financial results. Due to the current low level of interest rates, we regard rising interest rates as the most likely source of risk and accordingly have sought to maintain an asset-sensitive position.

There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At March 31, 2014, approximately 51% of the loan portfolio was variable rate, and of the remaining fixed rate loans, the vast majority had terms of five years or less. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At March 31, 2014, securities accounted for 17% of assets, and the effective duration of the portfolio was 3.0 years with limited extension risk to 3.3 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank to the extent possible with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At March 31, 2014, core deposits accounted for 73% of total deposits, and checking balances accounted for 61% of core deposits.

We continuously monitor the Bank’s interest rate risk profile through our Asset Liability Committee, which consists of our Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief of Strategic Planning, Treasurer, business unit heads and certain other officers. To manage interest rate risk, our Board of Directors has established quantitative and qualitative guidelines with respect to our net interest income exposure and how predefined interest rate shocks affect our financial performance, measured in terms of forecast net interest income and economic value of equity, which is the intrinsic value of assets, less the intrinsic value of liabilities. Under our policy, these predefined rate shocks include minus 300, minus 200, minus 100, plus 100, plus 200 and plus 300 basis point immediate parallel shifts in interest rates. Because of the current low level of interest rates, we treat the minus 200 and minus 300 rate shocks as highly unlikely and are not currently attempting to comply with exposure limits for these shocks. In addition to monitoring our compliance with these policies, management undertakes additional analysis, considering a wide range of possible interest rate fluctuations, including changes in the shape of the yield curve, and assessing the sensitivity of these results to key assumptions, including the behavior of depositors and loan customers.

Based upon the current interest rate environment, as of March 31, 2014, our sensitivity to interest rate risk was as follows:

(Dollars in thousands)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$18,552	7.9%	$88,897	6.8%
200	11,861	5.0%	63,906	4.9%
100	5,315	2.3%	34,350	2.6%
—	—	0.0%	—	0.0%
(100)	(6,765)	(2.9)%	(52,782)	(4.1)%

We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates. In calculating these exposures, we use an interest rate simulation model which is validated by third-party reviewers on an annual basis.

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of March 31, 2014, we were in compliance with all of the limits and policies established by our Board of Directors with the exception of minus 200 and minus 300 instantaneous parallel rate shifts.

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

ITEM 4: CONTROLS AND PROCEDURES

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.

ITEM 1A:	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

ITEM 2:	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended March 31, 2014:

			Total Number of
			Shares Purchased	Maximun Dollar Value
			as Part of Publicly	of Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans	Be Purchased Under
Period	Shares Purchased	Per Share	or Programs	the Program
January 1-31	304,466	$23.00	304,466	$79,733,241
February 1-28	14,965,853	22.83	14,965,853	64,767,388
March 1-31	7,390,212	24.65	7,390,212	57,377,176

Total	22,660,531	$23.39	22,660,531	$57,377,176

During 2013, the Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common stock to be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program did not obligate the Company to repurchase any particular amount of shares. As of March 31, 2014, the Company has repurchased $92.6 million, or 4,730,182 common shares at an average price of $19.58 per share. As of March 31, 2014, the Company had $57.4 million of remaining availability for future share repurchases under the current authorization.

ITEM 3: DEFAULT UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANK FINANCIAL CORP.

Date: May 8, 2014	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date: May 8, 2014	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)