Form 10-Q
period 2014-06-30
Capital Bank Financial Corp.
filed 2014-08-07
CIK 1479750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	30,669,525
Class B Non-Voting Common, $0.01 Par Value	18,224,977
Class	Outstanding as of July 31, 2014

CAPITAL BANK FINANCIAL CORP.

Capital Bank Financial Corp.

Consolidated Balance Sheets

(Unaudited)

(Dollars and shares in thousands)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$109,963	$118,937
Interest-bearing deposits with banks	31,070	45,504

Total cash and cash equivalents	141,033	164,441
Trading securities	6,515	6,348
Investment securities available-for-sale at fair value (amortized cost $591,668 and $688,717, respectively)	594,745	685,441
Investment securities held-to-maturity at amortized cost (fair value $480,971 and $459,693, respectively)	475,167	465,098
Loans held for sale	9,926	8,012
Loans, net of deferred loan costs and fees	4,712,249	4,544,017
Less: Allowance for loan losses	55,307	56,851

Loans, net	4,656,942	4,487,166

Other real estate owned	96,283	129,396
FDIC indemnification asset	25,529	33,610
Receivable from FDIC	4,578	7,624
Premises and equipment, net	177,568	179,855
Goodwill	134,522	131,987
Intangible assets, net	20,876	23,365
Deferred income tax asset, net	148,432	166,762
Other assets	131,890	128,456

Total Assets	$6,624,006	$6,617,561

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$1,000,049	$923,993
Negotiable order of withdrawal accounts	1,319,667	1,321,903
Money market	953,446	961,526
Savings	528,567	530,144
Time deposits	1,359,727	1,447,497

Total deposits	5,161,456	5,185,063

Federal Home Loan Bank advances	161,185	96,278
Short-term borrowings	32,814	24,850
Long-term borrowings	139,116	138,561
Accrued expenses and other liabilities	55,877	60,021

Total liabilities	5,550,448	5,504,773

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 36,653 issued and 30,925 outstanding and 36,212 issued and 33,051 outstanding, respectively.	367	362
Common stock-Class B $0.01 par value: 200,000 shares authorized, 19,025 issued and 18,225 outstanding and 19,647 issued and 19,047 outstanding, respectively.	190	196
Additional paid in capital	1,080,735	1,082,235
Retained earnings	131,324	107,485
Accumulated other comprehensive loss	(3,212)	(7,528)
Treasury stock, at cost, 6,528 and 3,761 shares, respectively	(135,846)	(69,962)

Total shareholders’ equity	1,073,558	1,112,788

Total Liabilities and Shareholders’ Equity	$6,624,006	$6,617,561

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest and dividend income
Loans, including fees	$61,667	$68,188	$124,886	$139,972
Investment securities:
Taxable interest income	4,393	4,263	8,940	7,542
Tax-exempt interest income	155	160	311	326
Dividends	15	15	30	30
Interest-bearing deposits in other banks	38	101	63	473
Other earning assets	578	462	1,159	952

Total interest and dividend income	66,846	73,189	135,389	149,295
Interest expense
Deposits	4,245	5,928	8,561	12,406
Long-term borrowings	1,719	1,894	3,423	4,394
Federal Home Loan Bank advances	41	1	102	2
Other borrowings	10	14	19	27

Total interest expense	6,015	7,837	12,105	16,829
Net Interest Income	60,831	65,352	123,284	132,466

Provision for loan losses	1,404	4,467	1,380	9,869
Net interest income after provision for loan losses	59,427	60,885	121,904	122,597

Non-Interest Income
Service charges on deposit accounts	5,672	6,335	11,108	12,677
Debit card income	3,103	2,979	5,947	5,815
Fees on mortgage loans originated and sold	1,123	1,601	1,882	2,842
Investment advisory and trust fees	910	357	2,171	640
FDIC indemnification asset expense	(2,064)	(1,108)	(4,229)	(3,277)
Investment securities (losses) gains, net	(28)	205	146	205
Other income	3,171	3,137	6,231	5,513

Total non-interest income	11,887	13,506	23,256	24,415

Non-Interest Expense
Salaries and employee benefits	23,449	22,638	46,947	43,422
Stock-based compensation expense	1,020	1,364	1,748	2,941
Net occupancy and equipment expense	8,723	8,686	17,322	17,593
Computer services	3,389	3,541	6,642	6,641
Software expense	1,940	1,817	3,808	3,640
Telecomunication expense	1,628	1,631	3,236	3,385
OREO valuation expense	3,022	6,209	6,595	12,799
Gain on sales of OREO	(3,192)	(2,205)	(3,913)	(3,392)
Foreclosed asset related expense	991	2,225	2,450	3,644
Loan workout expense	1,117	2,236	2,294	4,300
Conversion and merger related expense	—	140	—	253
Professional fees	2,038	2,344	4,042	4,992
Loss on extinguishment of debt	—	—	—	308
Contingent value right expense	327	428	1,094	3,311
FDIC assessments	1,648	1,763	3,277	3,566
Other expense	5,173	6,565	10,955	13,292

Total non-interest expense	51,273	59,382	106,497	120,695

Income before income taxes	20,041	15,009	38,663	26,317
Income tax expense	7,616	5,580	14,824	11,123

Net income	$12,425	$9,429	$23,839	$15,194

Basic earnings per share	$0.25	$0.18	$0.48	$0.28

Diluted earnings per share	$0.25	$0.17	$0.47	$0.28

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income	$12,425	$9,429	$23,839	$15,194
Other comprehensive income before tax:
Unrealized holding gains (losses) on investment securities available-for-sale	4,286	(34,590)	6,674	(33,518)
Reclassification adjustment for gains realized in net income on securities available-for-sale	(26)	(205)	(322)	(205)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	367	—	705	—

Other comprehensive income (loss), before tax:	4,627	(34,795)	7,057	(33,723)
Tax effect	(1,797)	13,415	(2,741)	12,982

Other comprehensive income (loss), net of tax:	2,830	(21,380)	4,316	(20,741)

Comprehensive income (loss)	$15,255	$(11,951)	$28,155	$(5,547)

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder’s Equity
Balance, December 31, 2013	33,051	$362	19,047	$196	$1,082,235	$107,485	$(7,528)	$(69,962)	$1,112,788
Net income	—	—	—	—	—	23,839	—	—	23,839
Other comprehensive income, net of tax expense of $2,741	—	—	—	—	—	—	4,316	—	4,316
Stock-based compensation	—	—	—	—	1,748	—	—	—	1,748
Full value stock awards	11	—	—	—	—	—	—	—	—
Excess tax benefit from share-based payment	—	—	—	—	1,603				1,603
Restricted stock cancelled	(192)	(1)	—	—	(4,851)	—	—	—	(4,852)
Purchase of treasury stock	(2,567)	—	(200)	—	—	—	—	(65,884)	(65,884)
Conversion of shares	622	6	(622)	(6)	—	—	—	—	—

Balance, June 30, 2014	30,925	$367	18,225	$190	$1,080,735	$131,324	$(3,212)	$(135,846)	$1,073,558

Balance, December 31, 2012	33,025	330	22,821	228	1,076,797	68,641	9,347	—	1,155,343
Net income	—	—	—	—	—	15,194	—	—	15,194
Other comprehensive income, net of tax benefit of $12,982	—	—	—	—	—	—	(20,741)	—	(20,741)
Stock-based compensation	—	—	—	—	2,941	—	—	—	2,941
Fractional shares	—	—	8	—	(2)	—	—	—	(2)
Restricted stock grants	4	—	—	—	—	—	—	—	—
Purchase of treasury stock	(2,839)	—	—	—	—	—	—	(49,984)	(49,984)
Conversion of shares	3,046	30	(3,046)	(30)	—	—	—	—	—

Balance, June 30, 2013	33,236	$360	19,783	$198	$1,079,736	$83,835	$(11,394)	$(49,984)	$1,102,751

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$23,839	$15,194
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of purchased credit impaired loans	(64,183)	(87,009)
Depreciation and amortization	9,664	10,577
Provision for loan losses	1,380	9,869
Deferred income tax	13,054	8,725
Net amortization of investment securities premium/discount	4,272	6,720
Net realized gains on sales of investment securities	(146)	(205)
Stock-based compensation expense	1,748	2,941
Gain on sales of OREO	(3,913)	(3,392)
OREO valuation expenses	6,595	12,799
Other	21	(46)
Net deferred loan origination fees	(3,022)	(1,293)
Loss on extinguishment of debt	—	308
Mortgage loans originated for sale	(68,141)	(98,748)
Proceeds from sales of mortgage loans originated for sale	68,109	92,164
Fees on mortgage loans originated and sold	(1,882)	(2,842)
FDIC indemnification asset expense	4,229	3,277
Gain on sale/disposal of premises and equipment	(44)	(407)
Proceeds from FDIC loss share agreements	7,327	8,358
Change in other assets	(3,364)	4,959
Change in accrued expenses and other liabilities	(8,919)	1,618

Net cash used in operating activities	(13,376)	(16,433)

Cash flows from investing activities
Purchases of investment securities available-for-sale	(108,257)	(436,272)
Purchases of investment securities held-to-maturity	(44,143)	—
Sales of investment securities available-for-sale	150,328	225
Repayments of principal and maturities of investment securities available-for-sale	51,660	143,787
Repayments of principal and maturities of investment securities held-to-maturity	33,804	—
Net purchases of FHLB and FRB stock	(498)	(978)
Net (increase) decrease in loans	(121,816)	180,975
Purchases of premises and equipment	(4,503)	(1,631)
Proceeds from sales of premises and equipment	115	6,647
Proceeds from sales of OREO	48,295	44,716

Net cash provided by (used in) investing activities	4,985	(62,531)

Cash flows from financing activities
Net increase (decrease) in demand, money market and savings accounts	64,163	(111,831)
Net decrease in time deposits	(87,769)	(290,497)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	7,963	(12,545)
Net decrease in short term FHLB advances	(55,000)	—
Net increase (decrease) in long term FHLB advances	119,907	(90)
Prepayments of long term borrowings	—	(34,500)
Excess tax benefit from share-based payment	1,603	—
Purchases of treasury stock	(65,884)	(49,984)

Net cash used in financing activities	(15,017)	(499,447)

Net decrease in cash and cash equivalents	(23,408)	(578,411)
Cash and cash equivalents at beginning of period	164,441	734,874

Cash and cash equivalents at end of period	$141,033	$156,463

Supplemental disclosures of cash:
Interest paid	$10,556	$19,764
Cash collections of contractual interest on purchased credit impaired loans	44,245	61,570
Income taxes paid	705	1,538
Supplemental disclosures of noncash transactions:
OREO acquired through loan transfers and acquisitions	$17,864	$42,822

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Principles of Consolidation and Nature of Operations

Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in Delaware and headquartered in Florida whose business is conducted primarily through Capital Bank, National Association (“Capital Bank, NA” or the “Bank”). CBF has a total of 162 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation- Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. This update provides specific guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. This ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures”. This update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update clarifies the principles for recognizing revenue from contracts with customers. This ASU, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This update clarifies that when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. This ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

2. Earnings Per Common Share

Basic earnings per share are net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and unvested restricted shares computed using the treasury stock method. Earnings per share have been computed based on the following:

(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted average number of shares outstanding:
Basic	49,090	53,108	49,800	53,865
Dilutive effect of options outstanding	527	—	486	—
Dilutive effect of restricted shares	644	954	806	912

Diluted	50,261	54,062	51,092	54,777

The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Anti-dilutive stock options	14	3,000	14	2,942
Anti-dilutive restricted shares	—	—	—	—

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

3. Investment Securities

Trading securities totaled $6.5 million and $6.3 million at June 30, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2014, and December 31, 2013 are presented below:

(Dollars in thousands)	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Marketable equity securities	$946	$3	$—	$949
Mortgage-backed securities—residential issued by government sponsored entities	587,142	3,965	1,047	590,060
Industrial revenue bonds	3,580	156	—	3,736

Total	$591,668	$4,124	$1,047	$594,745

Held-to-Maturity
U.S. Government agencies	$14,567	$2	$4	$14,565
Corporate bonds	25,000	—	—	25,000
State and political subdivisions—tax exempt	13,599	433	—	14,032
State and political subdivisions—taxable	541	20	—	561
Mortgage-backed securities—residential issued by government sponsored entities	421,460	5,353	—	426,813

Total	$475,167	$5,808	$4	$480,971

(Dollars in thousands)	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Asset-backed securities	$133,647	$363	$785	$133,225
Marketable equity securities	946	—	15	931
Mortgage-backed securities—residential issued by government sponsored entities	549,869	2,337	5,580	546,626
Industrial revenue bonds	3,750	109	—	3,859
Collateralized debt obligations	505	295	—	800

Total	$688,717	$3,104	$6,380	$685,441

Held-to-Maturity
U.S. Government agencies	$14,972	$—	$401	$14,571
State and political subdivisions—tax exempt	14,201	27	129	14,099
State and political subdivisions—taxable	545	—	12	533
Mortgage-backed securities—residential issued by government sponsored entities	435,380	328	5,218	430,490

Total	$465,098	$355	$5,760	$459,693

Proceeds from sales and calls of securities were $149.5 million and $150.3 million for the three and six months ended June 30, 2014, respectively. Gross gains and losses of $0.8 million and $(0.8) million, respectively, and $1.1 million and $(0.8) million, respectively, were realized on these sales and calls for the three and six months ended June 30, 2014, respectively.

Proceeds from sales and calls of securities were $0.2 million and $1.2 million for the three and six months ended June 30, 2013, respectively. Gross gains of $0.2 million were realized on these sales and calls for the three and six months ended June 30, 2013.

The estimated fair value of investment securities at June 30, 2014, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	June 30, 2014
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—
Due after one year through five years	—	—	—
Due after five years through ten years	—	—	—
Due after ten years	3,580	3,736	2.23%
Mortgage-backed securities—residential issued by government sponsored entities	587,142	590,060	1.80%

	590,722	593,796	1.80%
Marketable equity securities	946	949

Total	$591,668	$594,745

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$205	$205	0.76%
Due after one year through five years	919	934	2.30%
Due after five years through ten years	34,991	35,258	4.59%
Due after ten years	17,592	17,761	3.04%
Mortgage-backed securities—residential issued by government sponsored entities	421,460	426,813	2.39%

Total	$475,167	$480,971	2.58%

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2014
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$193,239	$820	$47,426	$227	$240,665	$1,047

Total	$193,239	$820	$47,426	$227	$240,665	$1,047

Held-to-Maturity
U.S. Government agencies	$7,662	$4	$—	$—	$7,662	$4

Total	$7,662	$4	$—	$—	$7,662	$4

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2013
Available-for-Sale
Asset-backed securities	$102,835	$785	$—	$—	$102,835	$785
Marketable equity securities	931	15	—	—	931	15
Mortgage-backed securities—residential issued by government sponsored entities	339,565	5,580	—	—	339,565	5,580

Total	$443,331	$6,380	$—	$—	$443,331	$6,380

Held-to-Maturity
U.S. Government agencies	$14,571	$401	$—	$—	$14,571	$401
State and political subdivisions—tax exempt	10,489	129	—	—	10,489	129
State and political subdivisions—taxable	533	12	—	—	533	12
Mortgage-backed securities—residential issued by government sponsored entities	342,333	5,218	—	—	342,333	5,218

Total	$367,926	$5,760	$—	$—	$367,926	$5,760

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2014, the Company’s security portfolio consisted of 132 securities, 21 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The majority of the mortgage-backed securities at June 30, 2014 and December 31, 2013 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014 or December 31, 2013.

Investment securities having carrying values of approximately $305.3 million and $313.5 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

4. Loans

Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Non-owner occupied commercial real estate	$793,733	$775,733
Other commercial construction and land	243,671	300,494
Multifamily commercial real estate	62,793	67,688
1-4 family residential construction and land	80,160	71,351

Total commercial real estate	1,180,357	1,215,266
Owner occupied commercial real estate	1,040,533	1,058,148
Commercial and industrial loans	932,800	803,736
Lease financing	2,346	2,676

Total commercial	1,975,679	1,864,560
1-4 family residential	863,897	804,322
Home equity loans	380,767	386,366
Other consumer loans	213,639	170,526

Total consumer	1,458,303	1,361,214
Other	107,836	110,989

Total loans	$4,722,175	$4,552,029

Total loans include $9.9 million and $8.0 million of 1-4 family residential loans held for sale and $6.8 million and $3.8 million of net deferred loan origination costs and fees as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, other loans include $44.8 million, $39.8 million and $1.9 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2013, other loans include $49.7 million, $36.2 million and $2.2 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired or PCI Loans”) and (ii) non-PCI loans. Loans originated or purchased by the Company (“New Loans”) and loans acquired through the purchase of CBKN, GRNB, SCMF and TIBB, are not subject to the loss sharing agreements and are classified as “non covered.” Additionally, certain consumer loans acquired through the acquisition of First National Bank of the South, Metro Bank and Turnberry Bank (collectively, the “Failed Banks”) from the FDIC, are specifically excluded from the loss sharing agreements.

The Company designates loans as PCI by evaluating both qualitative and quantitative factors. At the time of acquisition, the Company accounted for the PCI loans by segregating each portfolio into loan pools with similar risk characteristics. Over the lives of the acquired PCI loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at each balance sheet date, whether its estimates of the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased, such that the present value of such cash flows is less than the recorded investment of the pool, and if so, recognizes a provision for loan loss in its consolidated statement of income, unless interest rate driven. Additionally, if we have favorable changes in our estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance for loan losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.

The table below presents a rollforward of accretable yield and income expected to be earned related to PCI loans and the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the PCI loans. Other represents reductions of accretable yield due to non-credit events such as interest rate reductions on variable rate PCI loans and prepayment activity on PCI loans.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Accretable Yield
Balance at beginning of period	$346,995	$491,237	$383,775	$553,348
Accretion of income	(31,021)	(42,023)	(64,183)	(87,009)
Reclassification from nonaccretable difference	29,229	20,826	35,896	31,099
Other	(15,782)	(25,559)	(26,067)	(52,957)

Balance at end of period	$329,421	$444,481	$329,421	$444,481

Nonaccretable Difference
Balance at end of period	$232,776	$358,810	$232,776	$358,810

The following table represents the periods we estimate the remaining accretable yield will accrete into income based on the Company’s most recent estimates of cash flows for PCI loans:

(Dollars in thousands)
Periods ending December 31,
2014	$54,928
2015	87,936
2016	61,438
2017	41,080
2018	27,909
Thereafter	56,130

Total	$329,421

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

Because of the loss protection provided by the FDIC, the risks of covered loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Refer to Note 7 – Other Real Estate Owned for the covered balances of other real estate owned.

As a result of overall improvement of credit loss expectations in our most recent estimates of cash flows, substantially related to the Company’s legacy Southern Community and Green Bankshares portfolios, the Company recognized $0.3 million and $0.4 million in Contingent Value Right (“CVR”) expense for the three months ended June 30, 2014 and 2013, respectively and $1.1 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively.

Non-covered Loans

The following is a summary of the major categories of non-covered loans outstanding as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Non-PCI Loans
June 30, 2014	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$295,756	$68,261	$389,203	$753,220
Other commercial construction and land	62,754	246	163,498	226,498
Multifamily commercial real estate	17,179	14,061	26,720	57,960
1-4 family residential construction and land	66,334	—	13,826	80,160

Total commercial real estate	442,023	82,568	593,247	1,117,838
Owner occupied commercial real estate	687,303	42,236	250,346	979,885
Commercial and industrial loans	795,315	17,081	111,785	924,181
Lease financing	2,346	—	—	2,346

Total commercial	1,484,964	59,317	362,131	1,906,412
1-4 family residential	448,315	48,126	306,825	803,266
Home equity loans	73,749	168,109	91,814	333,672
Other consumer loans	200,024	5,383	8,167	213,574

Total consumer	722,088	221,618	406,806	1,350,512
Other	60,186	3,739	43,043	106,968

Total loans	$2,709,261	$367,242	$1,405,227	$4,481,730

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2013	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$219,482	$68,080	$432,437	$719,999
Other commercial construction and land	67,537	252	213,543	281,332
Multifamily commercial real estate	12,537	16,650	29,392	58,579
1-4 family residential construction and land	56,978	1	14,372	71,351

Total commercial real estate	356,534	84,983	689,744	1,131,261
Owner occupied commercial real estate	642,794	48,459	299,593	990,846
Commercial and industrial loans	643,044	20,519	129,961	793,524
Lease financing	2,676	—	—	2,676

Total commercial	1,288,514	68,978	429,554	1,787,046
1-4 family residential	332,585	52,078	349,060	733,723
Home equity loans	52,918	181,138	100,995	335,051
Other consumer loans	151,584	6,407	12,433	170,424

Total consumer	537,087	239,623	462,488	1,239,198
Other	57,320	3,959	47,888	109,167

Total loans	$2,239,455	$397,543	$1,629,674	$4,266,672

Covered Loans

The following is a summary of the major categories of covered loans outstanding as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Non-PCI Loans
June 30, 2014	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$40,513	$40,513
Other commercial construction and land	—	—	17,173	17,173
Multifamily commercial real estate	—	—	4,833	4,833
1-4 family residential construction and land	—	—	—	—

Total commercial real estate	—	—	62,519	62,519
Owner occupied commercial real estate	—	—	60,648	60,648
Commercial and industrial loans	—	195	8,424	8,619
Lease financing	—	—	—	—

Total commercial	—	195	69,072	69,267
1-4 family residential	—	1,423	59,208	60,631
Home equity loans	—	33,049	14,046	47,095
Other consumer loans	—	—	65	65

Total consumer	—	34,472	73,319	107,791
Other	—	—	868	868

Total loans	$—	$34,667	$205,778	$240,445

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2013	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$55,734	$55,734
Other commercial construction and land	—	—	19,162	19,162
Multifamily commercial real estate	—	—	9,109	9,109
1-4 family residential construction and land	—	—	—	—

Total commercial real estate	—	—	84,005	84,005
Owner occupied commercial real estate	—	—	67,302	67,302
Commercial and industrial loans	—	356	9,856	10,212
Lease financing	—	—	—	—

Total commercial	—	356	77,158	77,514
1-4 family residential	—	1,017	69,582	70,599
Home equity loans	—	36,114	15,201	51,315
Other consumer loans	—	—	102	102

Total consumer	—	37,131	84,885	122,016
Other	—	—	1,822	1,822

Total loans	$—	$37,487	$247,870	$285,357

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of June 30, 2014:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$1,250	$—	$1,250
Other commercial construction and land	10	—	—	—	314	—	324
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—

Total commercial real estate	10	—	—	—	1,564	—	1,574
Owner occupied commercial real estate	15	—	—	—	1,648	—	1,663
Commercial and industrial loans	211	—	—	—	2,424	66	2,701

Total commercial	226	—	—	—	4,072	66	4,364
1-4 family residential	359	45	—	—	1,628	28	2,060
Home equity loans	1,188	291	—	—	2,186	1,086	4,751
Other consumer loans	2,546	—	—	—	728	—	3,274

Total consumer	4,093	336	—	—	4,542	1,114	10,085
Other	—	—	—	—	10	—	10

Total loans	$4,329	$336	$—	$—	$10,188	$1,180	$16,033

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$444	$—	$32,945	$4,124	$—	$—	$37,513
Other commercial construction and land	162	312	36,046	9,434	—	—	45,954
Multifamily commercial real estate	—	—	2,100	208	—	—	2,308
1-4 family residential construction and land	126	—	2,219	—	—	—	2,345

Total commercial real estate	732	312	73,310	13,766	—	—	88,120
Owner occupied commercial real estate	2,574	13	26,661	2,955	—	—	32,203
Commercial and industrial loans	410	1	30,072	182	—	—	30,665

Total commercial	2,984	14	56,733	3,137	—	—	62,868
1-4 family residential	3,583	482	32,461	8,460	—	—	44,986
Home equity loans	1,599	86	5,301	4,343	—	—	11,329
Other consumer loans	255	—	203	27	—	—	485

Total consumer	5,437	568	37,965	12,830	—	—	56,800
Other	17	—	3,014	—	—	—	3,031

Total loans	$9,170	$894	$171,022	$29,733	$—	$—	$210,819

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2013:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$90	$—	$90
Other commercial construction and land	—	—	—	—	563	—	563
Multifamily commercial real estate	305	—	—	—	—	—	305
1-4 family residential construction and land	—	—	—	—	1	—	1

Total commercial real estate	305	—	—	—	654	—	959
Owner occupied commercial real estate	20	—	—	—	3,394	—	3,414
Commercial and industrial loans	2	—	—	—	1,879	66	1,947

Total commercial	22	—	—	—	5,273	66	5,361
1-4 family residential	862	—	—	—	1,417	—	2,279
Home equity loans	1,046	146	—	—	2,324	1,270	4,786
Other consumer loans	1,800	—	—	—	806	—	2,606

Total consumer	3,708	146	—	—	4,547	1,270	9,671

Total loans	$4,035	$146	$—	$—	$10,474	$1,336	$15,991

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$1,463	$107	$35,563	$10,658	$—	$—	$47,791
Other commercial construction and land	1,105	—	58,633	8,479	—	—	68,217
Multifamily commercial real estate	—	—	2,641	—	—	—	2,641
1-4 family residential construction and land	5	—	1,796	—	—	—	1,801

Total commercial real estate	2,573	107	98,633	19,137	—	—	120,450
Owner occupied commercial real estate	4,626	260	33,974	6,631	—	—	45,491
Commercial and industrial loans	249	—	29,819	1,597	—	—	31,665

Total commercial	4,875	260	63,793	8,228	—	—	77,156
1-4 family residential	6,696	227	37,646	10,824	—	—	55,393
Home equity loans	1,733	59	7,313	1,227	—	—	10,332
Other consumer loans	344	—	1,249	67	—	—	1,660

Total consumer	8,773	286	46,208	12,118	—	—	67,385
Other	433	—	4,745	954	—	—	6,132

Total loans	$16,654	$653	$213,379	$40,437	$—	$—	$271,123

Pooled PCI loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed at origination and upon identification of a material change for all loans, on an annual basis for commercial loans exceeding $0.5 million and at least quarterly for loans not rated Pass. The Company uses the following definitions for risk ratings:

•	Pass —These loans range from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

•	Special Mention —Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

•	Substandard —Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful —Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table summarizes loans, excluding purchased credit-impaired loans by internal rating at June 30, 2014:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$361,677	$122	$968	$1,250	$—	$364,017
Other commercial construction and land	62,274	412	—	314	—	63,000
Multifamily commercial real estate	31,240	—	—	—	—	31,240
1-4 family residential construction and land	62,404	2,283	1,647	—	—	66,334

Total commercial real estate	517,595	2,817	2,615	1,564	—	524,591
Owner occupied commercial real estate	714,139	5,425	8,327	1,648	—	729,539
Commercial and industrial loans	804,329	374	5,398	2,490	—	812,591
Lease financing	2,346	—	—	—	—	2,346

Total commercial	1,520,814	5,799	13,725	4,138	—	1,544,476
1-4 family residential	496,054	154	—	1,656	—	497,864
Home equity loans	269,656	434	1,545	3,272	—	274,907
Other consumer loans	204,660	—	19	728	—	205,407

Total consumer	970,370	588	1,564	5,656	—	978,178
Other	63,653	—	262	10	—	63,925

Total loans	$3,072,432	$9,204	$18,166	$11,368	$—	$3,111,170

The following table summarizes loans, excluding purchased credit-impaired loans by internal rating at December 31, 2013:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$285,919	$568	$985	$90	$—	$287,562
Other commercial construction and land	67,178	48	—	563	—	67,789
Multifamily commercial real estate	28,882	—	305	—	—	29,187
1-4 family residential construction and land	53,224	1,958	1,796	1	—	56,979

Total commercial real estate	435,203	2,574	3,086	654	—	441,517
Owner occupied commercial real estate	681,571	4,093	2,195	3,394	—	691,253
Commercial and industrial loans	651,585	1,183	9,206	1,945	—	663,919
Lease financing	2,676	—	—	—	—	2,676

Total commercial	1,335,832	5,276	11,401	5,339	—	1,357,848
1-4 family residential	384,235	28	—	1,417	—	385,680
Home equity loans	263,490	37	3,050	3,593	—	270,170
Other consumer loans	157,157	—	28	806	—	157,991

Total consumer	804,882	65	3,078	5,816	—	813,841
Other	61,006	—	273	—	—	61,279

Total loans	$2,636,923	$7,915	$17,838	$11,809	$—	$2,674,485

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

5. Allowance for Loan Losses

Activity in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of period	$55,606	$57,171	$56,851	$57,262
(Reversal) provision for loan losses on PCI loans	(940)	2,517	(3,428)	(631)
Provision for loan losses on non-PCI loans	2,344	1,950	4,808	10,500
Non-PCI loans charged-off	(2,176)	(6,069)	(4,132)	(13,390)
Recoveries of non-PCI loans previously charged-off	473	1,263	1,208	3,091

Balance, end of periods	$55,307	$56,832	$55,307	$56,832

The following table presents the roll forward of the allowance for loan losses for the three and six months ended June 30, 2014 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2014	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	June 30, 2014
Non-owner occupied commercial real estate	$3,829	$785	$(127)	$4,487
Other commercial construction and land	8,892	2,605	5	11,502
Multifamily commercial real estate	403	77	—	480
1-4 family residential construction and land	1,559	69	3	1,631

Total commercial real estate	14,683	3,536	(119)	18,100
Owner occupied commercial real estate	3,530	(206)	(7)	3,317
Commercial and industrial loans	8,198	519	(72)	8,645
Lease financing	1	—	—	1

Total commercial	11,729	313	(79)	11,963
1-4 family residential	20,383	(3,169)	(76)	17,138
Home equity loans	4,875	(153)	(432)	4,290
Other consumer loans	3,063	1,003	(635)	3,431

Total consumer	28,321	(2,319)	(1,143)	24,859
Other	873	(126)	(362)	385

Total loans	$55,606	$1,404	$(1,703)	$55,307

(Dollars in thousands)	December 31, 2013	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	June 30, 2014
Non-owner occupied commercial real estate	$4,635	$(34)	$(114)	$4,487
Other commercial construction and land	8,217	3,480	(195)	11,502
Multifamily commercial real estate	320	160	—	480
1-4 family residential construction and land	1,558	71	2	1,631

Total commercial real estate	14,730	3,677	(307)	18,100
Owner occupied commercial real estate	4,450	(1,013)	(120)	3,317
Commercial and industrial loans	8,310	330	5	8,645
Lease financing	3	(2)	—	1

Total commercial	12,763	(685)	(115)	11,963
1-4 family residential	21,724	(4,492)	(94)	17,138
Home equity loans	3,869	901	(480)	4,290
Other consumer loans	2,682	2,023	(1,274)	3,431

Total consumer	28,275	(1,568)	(1,848)	24,859
Other	1,083	(44)	(654)	385

Total loans	$56,851	$1,380	$(2,924)	$55,307

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the roll forward of the allowance for loan losses for the three and six months ended June 30, 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2013	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	June 30, 2013
Non-owner occupied commercial real estate	$3,449	$871	$9	$4,329
Other commercial construction and land	12,880	(646)	76	12,310
Multifamily commercial real estate	192	66	—	258
1-4 family residential construction and land	1,559	245	2	1,806

Total commercial real estate	18,080	536	87	18,703
Owner occupied commercial real estate	4,114	360	222	4,696
Commercial and industrial loans	10,515	1,757	(3,984)	8,288

Total commercial	14,629	2,117	(3,762)	12,984
1-4 family residential	16,800	780	(8)	17,572
Home equity loans	4,615	(449)	(229)	3,937
Other consumer loans	2,170	712	(521)	2,361

Total consumer	23,585	1,043	(758)	23,870
Other	877	771	(373)	1,275

Total loans	$57,171	$4,467	$(4,806)	$56,832

(Dollars in thousands)	December 31, 2012	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	June 30, 2013
Non-owner occupied commercial real estate	$3,764	$592	$(27)	$4,329
Other commercial construction and land	12,711	(919)	518	12,310
Multifamily commercial real estate	348	(131)	41	258
1-4 family residential construction and land	1,716	67	23	1,806

Total commercial real estate	18,539	(391)	555	18,703
Owner occupied commercial real estate	4,055	375	266	4,696
Commercial and industrial loans	7,490	9,149	(8,351)	8,288

Total commercial	11,545	9,524	(8,085)	12,984
1-4 family residential	15,740	1,812	20	17,572
Home equity loans	8,670	(3,821)	(912)	3,937
Other consumer loans	2,082	1,363	(1,084)	2,361

Total consumer	26,492	(646)	(1,976)	23,870
Other	686	1,382	(793)	1,275

Total loans	$57,262	$9,869	$(10,299)	$56,832

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the roll forward of the allowance for loan losses for PCI and Non-PCI loans for the three and six months ended June 30, 2014 and 2013, by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	June 30, 2014			June 30, 2013
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan losses at the beginning of the period	$20,194	$35,412	$55,606	$20,496	$36,675	$57,171
Charge-offs:
Non-owner occupied commercial real estate	204	—	204	11	—	11
Other commercial construction and land	(1)	—	(1)	28	—	28
1-4 family residential construction and land	(1)	—	(1)	—	—	—

Total commercial real estate	202	—	202	39	—	39
Owner occupied commercial real estate	8	—	8	—	—	—
Commercial and industrial loans	106	—	106	4,107	—	4,107
Lease financing	—	—	—	—	—	—

Total commercial	114	—	114	4,107	—	4,107
1-4 family residential	80	—	80	28	—	28
Home equity loans	465	—	465	587	—	587
Other consumer loans	781	—	781	680	—	680

Total consumer	1,326	—	1,326	1,295	—	1,295
Other	534	—	534	628	—	628

Total charge-offs	2,176	—	2,176	6,069	—	6,069

Recoveries:
Non-owner occupied commercial real estate	77	—	77	20	—	20
Other commercial construction and land	4	—	4	104	—	104
1-4 family residential construction and land	2	—	2	2	—	2

Total commercial real estate	83	—	83	126	—	126
Owner occupied commercial real estate	1	—	1	222	—	222
Commercial and industrial loans	34	—	34	123	—	123

Total commercial	35	—	35	345	—	345
1-4 family residential	4	—	4	20	—	20
Home equity loans	33	—	33	358	—	358
Other consumer loans	146	—	146	159	—	159

Total consumer	183	—	183	537	—	537
Other	172	—	172	255	—	255

Total recoveries	473	—	473	1,263	—	1,263

Net charge-offs (recoveries)	1,703	—	1,703	4,806	—	4,806

Provision for loan losses:
Non-owner occupied commercial real estate	159	626	785	(222)	1,093	871
Other commercial construction and land	(1)	2,606	2,605	(346)	(300)	(646)
Multifamily commercial real estate	(13)	90	77	(6)	72	66
1-4 family residential construction and land	(36)	105	69	6	239	245

Total commercial real estate	109	3,427	3,536	(568)	1,104	536
Owner occupied commercial real estate	(183)	(23)	(206)	(277)	637	360
Commercial and industrial loans	347	172	519	1,057	700	1,757
Lease financing	(1)	1	—	—	—	—

Total commercial	163	150	313	780	1,337	2,117
1-4 family residential	303	(3,472)	(3,169)	115	665	780
Home equity loans	473	(626)	(153)	359	(808)	(449)
Other consumer loans	899	104	1,003	750	(38)	712

Total consumer	1,675	(3,994)	(2,319)	1,224	(181)	1,043
Other	397	(523)	(126)	514	257	771

Total provision for loan losses	2,344	(940)	1,404	1,950	2,517	4,467

Allowance for loan losses at the end of the period	$20,835	$34,472	$55,307	$17,640	$39,192	$56,832

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30, 2014			June 30, 2013
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan losses at the beginning of the period	$18,951	$37,900	$56,851	$17,439	$39,823	$57,262
Charge-offs:
Non-owner occupied commercial real estate	204	—	204	92	—	92
Other commercial construction and land	207	—	207	102	—	102
1-4 family residential construction and land	2	—	2	—	—	—

Total commercial real estate	413	—	413	194	—	194
Owner occupied commercial real estate	144	—	144	—	—	—
Commercial and industrial loans	161	—	161	9,011	—	9,011

Total commercial	305	—	305	9,011	—	9,011
1-4 family residential	101	—	101	28	—	28
Home equity loans	594	—	594	1,367	—	1,367
Other consumer loans	1,588	—	1,588	1,381	—	1,381

Total consumer	2,283	—	2,283	2,776	—	2,776
Other	1,131	—	1,131	1,409	—	1,409

Total charge-offs	4,132	—	4,132	13,390	—	13,390

Recoveries:
Non-owner occupied commercial real estate	90	—	90	65	—	65
Other commercial construction and land	12	—	12	620	—	620
Multifamily commercial real estate	—	—	—	41	—	41
1-4 family residential construction and land	4	—	4	23	—	23

Total commercial real estate	106	—	106	749	—	749
Owner occupied commercial real estate	24	—	24	266	—	266
Commercial and industrial loans	166	—	166	660	—	660

Total commercial	190	—	190	926	—	926
1-4 family residential	7	—	7	48	—	48
Home equity loans	114	—	114	455	—	455
Other consumer loans	314	—	314	297	—	297

Total consumer	435	—	435	800	—	800
Other	477	—	477	616	—	616

Total recoveries	1,208	—	1,208	3,091	—	3,091

Net charge-offs (recoveries)	2,924	—	2,924	10,299	—	10,299

Provision for loan losses:
Non-owner occupied commercial real estate	181	(215)	(34)	(199)	791	592
Other commercial construction and land	499	2,981	3,480	(527)	(392)	(919)
Multifamily commercial real estate	(24)	184	160	(47)	(84)	(131)
1-4 family residential construction and land	(70)	141	71	107	(40)	67

Total commercial real estate	586	3,091	3,677	(666)	275	(391)
Owner occupied commercial real estate	39	(1,052)	(1,013)	(555)	930	375
Commercial and industrial loans	382	(52)	330	8,179	970	9,149
Lease financing	(2)	—	(2)	—	—	—

Total commercial	419	(1,104)	(685)	7,624	1,900	9,524
1-4 family residential	557	(5,049)	(4,492)	145	1,667	1,812
Home equity loans	614	287	901	1,020	(4,841)	(3,821)
Other consumer loans	2,087	(64)	2,023	1,523	(160)	1,363

Total consumer	3,258	(4,826)	(1,568)	2,688	(3,334)	(646)
Other	545	(589)	(44)	854	528	1,382

Total provision for loan losses	4,808	(3,428)	1,380	10,500	(631)	9,869

Allowance for loan losses at the end of the period	$20,835	$34,472	$55,307	$17,640	$39,192	$56,832

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loans and by impairment evaluation method as of June 30, 2014:

(Dollars in thousands)	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,682	$2,805	$632	$363,385	$429,716
Other commercial construction and land	—	1,505	9,997	—	63,000	180,671
Multifamily commercial real estate	—	92	388	—	31,240	31,553
1-4 family residential construction and land	—	997	634	—	66,334	13,826

Total commercial real estate	—	4,276	13,824	632	523,959	655,766
Owner occupied commercial real estate	—	2,531	786	4,904	724,635	310,994
Commercial and industrial loans	1	7,263	1,381	6,277	806,314	120,209
Lease financing	—	1	—	—	2,346	—

Total commercial	1	9,795	2,167	11,181	1,533,295	431,203
1-4 family residential	3	2,739	14,396	790	487,148	366,033
Home equity loans	17	516	3,757	240	274,667	105,860
Other consumer loans	9	3,121	301	157	205,250	8,232

Total consumer	29	6,376	18,454	1,187	967,065	480,125
Other	—	358	27	—	63,925	43,911

Total loans	$30	$20,805	$34,472	$13,000	$3,088,244	$1,611,005

(1)	Loans collectively evaluated for impairment include $401.9 million of acquired loans which are presented net of unamortized purchase discounts of $14.0 million.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan losses is established for the loan. During the three and six months ended June 30, 2014, loans modified in TDRs were nominal. Because of the immateriality of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the allowance for loan losses at June 30, 2014. The Company had loans modified in TDRs with recorded investments of $3.1 million and $3.4 million for the three and six months ended June 30, 2014, respectively. The Company had loans modified in TDRs with recorded investments of $0.2 million for the six months ended June 30, 2013.

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

The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)
Balance, December 31, 2013	$33,610
Indemnification asset income	423
Amortization of indemnification asset	(4,652)
Cash received on reimbursable losses	(3,852)

Balance, June 30, 2014	$25,529

Balance, December 31, 2012	$49,417
Indemnification asset income	492
Amortization of indemnification asset	(3,769)
Cash received on reimbursable losses	(7,410)

Balance, June 30, 2013	$38,730

7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2014 and 2013 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC as of June 30, 2014 and 2013 were $17.0 million and $31.7 million, respectively. Non-covered OREO ending balances as of June 30, 2014 and 2013 were $79.3 million and $111.1 million, respectively.

For the three and six months ended June 30, 2014, proceeds on sales of OREO were $32.3 million and $48.3 million, respectively. Net gains on sales were $3.2 million and $3.9 million, respectively. For the three and six months ended June 30, 2013, proceeds on sales of OREO were $28.9 million and $44.7 million, respectively. Net gains on sales were $2.2 million and $3.4 million, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of period	$120,270	$151,613	$129,396	$154,093
Real estate acquired from borrowers	8,159	24,131	17,864	42,822
Valuation allowance	(3,022)	(6,209)	(6,595)	(12,799)
Properties sold and other	(29,124)	(26,743)	(44,382)	(41,324)

Balance, end of period	$96,283	$142,792	$96,283	$142,792

8. Federal Home Loan Bank Advances and Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank (“FHLB”).

The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at June 30, 2014 and December 31, 2013 were $32.8 million and $24.9 million, respectively.

The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at June 30, 2014 and December 31, 2013, provided for incremental borrowing availability of up to $70.8 million and $95.4 million, respectively.

At June 30, 2014 and December 31, 2013 the bank had $25.6 million in letters of credit issued by the FHLB, of which $25.2 million are used as collateral in lieu of pledging securities to the State of Florida.

The advances as of June 30, 2014 and December 31, 2013 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount June 30, 2014	Maturity Date	Fixed Contractual Rate
$50,000	July 23, 2014	0.19%
70,000	July 30, 2014	0.20%
40,000	May 19, 2015	0.36%
651	November 6, 2017	0.50%
534	February 10, 2026	0.00%

$161,185

(Dollars in thousands)

Contractual Outstanding Amount December 31, 2013	Maturity Date	Fixed Contractual Rate
$95,000	May 16, 2014	0.36%
724	November 6, 2017	0.50%
554	February 10, 2026	0.00%

$96,278

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

9. Long Term Borrowings

Structured repurchase agreements

The repurchase agreements as of June 30, 2014 and December 31, 2013 consisted of the following:

(Dollars in thousands)
June 30, 2014 Carrying Amount	December 31, 2013 Carrying Amount	Contractual Amount	Maturity Date	Contractual Rate
$10,683	$10,823	$10,000	November 6, 2016	4.75%
10,709	10,833	10,000	March 30, 2017	4.50%
10,458	10,521	10,000	December 18, 2017	3.79%
10,433	10,492	10,000	December 18, 2017	3.72%
10,710	10,780	10,000	March 22, 2019	3.56%

$52,993	$53,449	$50,000

These repurchase agreements have a weighted-average rate of 4.06% at June 30, 2014 and December 31, 2013 and are collateralized by $66.0 million and $62.1 million, respectively, of mortgage-backed securities.

Subordinated Debentures

Through its acquisitions of CBKN, GRNB, SCMF and TIBB, the Company assumed thirteen separate pooled offerings of trust preferred securities. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures are presented as liabilities. The trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the trust, at their respective option after a period of time, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board (“FRB”), if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default. On March 18, 2013, the Company called and redeemed $34.5 million of trust preferred securities issued by SCMF, which had a fixed interest rate of 7.95%. The prepayment resulted in a $0.3 million loss on extinguishment of debt.

(Dollars in thousands)
Date of Offering	Original Face Amount	Carrying Amount June 30, 2014	Carrying Amount December 31, 2013	Interest Rate as of June 30, 2014	Maturity Date
July 31, 2001	$5,000	$3,875	$3,851	3.80% (3 Month LIBOR+358 bps)	July 31, 2031
July 31, 2001	4,000	2,667	2,636	3.80% (3 Month LIBOR+358 bps)	July 31, 2031
June 26, 2003	10,000	5,968	5,921	3.33% (3 Month LIBOR+310 bps)	June 26, 2033
September 25, 2003	10,000	6,441	6,368	3.08% (3 Month LIBOR+285 bps)	September 25, 2033
December 30, 2003	10,000	5,752	5,704	3.08% (3 Month LIBOR+285 bps)	December 30, 2033
June 28, 2005	3,000	1,570	1,545	1.91% (3 Month LIBOR+168 bps)	June 28, 2035
December 22, 2005	10,000	4,548	4,491	1.63% (3 Month LIBOR+140 bps)	March 15, 2036
December 28, 2005	13,000	6,562	6,458	1.77% (3 Month LIBOR+154 bps)	March 15, 2036
June 23, 2006	20,000	11,346	11,206	1.78% (3 Month LIBOR+155 bps)	July 7, 2036
May 16, 2007	56,000	28,474	28,050	1.88% (3 Month LIBOR+165 bps)	June 15, 2037
June 15, 2007	10,000	5,375	5,327	1.66% (3 Month LIBOR+143 bps)	September 6, 2037

	$151,000	$82,578	$81,557

Other Subordinated Debentures

Through the acquisition of CBKN, the Company assumed $3.4 million in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes had a carrying value of $3.5 million and $3.6 million as of June 30, 2014, and December 31, 2013, respectively. The Company may prepay the notes at any time after March 18, 2015 subject to regulatory approval and compliance with applicable law. The Company’s obligation to repay the notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors and certain other financial obligations of the Company.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2014, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2014 through 2015	$—	$—	$—
Due in 2016	10,683	—	10,683
Due in 2017	31,600	—	31,600
Due in 2018	—	—	—
Thereafter	14,255	82,578	96,833

Total	$56,538	$82,578	$139,116

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

To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and Total Risk-based ratios. At June 30, 2014 and December 31, 2013 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	≥ $251,319	≥ 4.0%	$917,990	14.6%
Capital Bank, N.A.	≥ $313,810	≥ 5.0%	≥ $251,048	≥ 4.0%	$887,652	14.1%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	≥ $197,728	≥ 4.0%	$917,990	18.6%
Capital Bank, N.A.	≥ $296,245	≥ 6.0%	≥ $197,497	≥ 4.0%	$887,652	18.0%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	≥ $395,456	≥ 8.0%	$977,260	19.8%
Capital Bank, N.A.	≥ $493,742	≥ 10.0%	≥ $394,994	≥ 8.0%	$946,771	19.2%

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	≥ $254,126	≥ 4.0%	$949,619	14.9%
Capital Bank, N.A.	≥ $317,562	≥ 5.0%	≥ $254,050	≥ 4.0%	$849,520	13.4%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	≥ $192,428	≥ 4.0%	$949,619	19.7%
Capital Bank, N.A.	≥ $288,410	≥ 6.0%	≥ $192,273	≥ 4.0%	$849,520	17.7%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	≥ $384,856	≥ 8.0%	$1,010,422	21.0%
Capital Bank, N.A.	≥ $480,683	≥ 10.0%	≥ $384,546	≥ 8.0%	$910,162	18.9%

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

As of June 30, 2014 and December 31, 2013, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.

The OCC Operating Agreement prohibited Capital Bank, NA from paying a dividend to the Company for three years following the acquisition of the Failed Banks and, now that the three-year period elapsed, imposes other restrictions on Capital Bank’s ability to pay dividends, including requiring prior approval from the OCC before any distribution is made. Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. The OCC has approved dividends totaling $161.0 million to the Company by its subsidiary Capital Bank N.A.

Share Repurchases

On February 5, 2013, the Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The Company has repurchased $50.0 million, or 2,839,441 common shares at an average price of $17.60 per share, completing the aforementioned stock repurchase authorization.

On September 16, 2013, the Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company’s common stock. During the three and six months ended June 30, 2014, the Company repurchased $43.2 million, or 1,798,133 common shares at an average price of $24.04 per share and $65.9 million, or 2,766,998 common shares at average price of $23.80 per share, respectively. As of June 30, 2014, the Company has repurchased a total of $85.9 million, or 3,688,874 common shares at an average price of $23.28 per share with $14.2 million of remaining availability for future share repurchases under this plan.

On July 23, 2014, the Board of Directors authorized the repurchase of up to an additional $50.0 million of the Company’s common stock. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time.

The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheets and statement of changes in shareholders’ equity.

11. Stock-Based Compensation

As of June 30, 2014, the Company had two compensation plans, the 2010 Equity Incentive Plan (the “2010 Plan”) and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.

The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.

The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended June 30, 2014 and 2013.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options	$171	$96	$366	$179
Restricted stock	849	1,268	1,382	2,762

Total stock-based compensation expense	$1,020	$1,364	$1,748	$2,941

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.4 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Stock Options

Under the 2010 and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. No stock options were granted under these plans during the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2013, 264,000 options were granted to employees. These options vest over service periods of 2 years. The fair value of each option is estimated as of the date of the grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan at the date of grant. The risk-free interest rate was developed using the U.S. Treasury yield curve for a period equal to the expected life of the options on the grant date. The expected option life for the current period grants was estimated using the vesting period, the term of the option and estimates of future exercise behavior patterns. The volatility was estimated using a peer group assessment for periods approximating the expected option life. Appropriate weight is attributed to financial theory, according to which the volatility of an institution’s equity should be related to the volatility of its assets and the entity’s financial leverage.

The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the three and six months ended June 30, 2013:

Three and Six Months Ended
June 30, 2013
Dividend yield	0.0%
Risk-free interest rate	1.016%
Expected option life	5.75 years
Volatility	37.0%
Weighted average grant-date fair value of options granted	$6.52

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the three and six months ended June 30, 2014 and 2013, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.

A summary of the stock option activity for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended
	June 30, 2014		June 30, 2013
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,123	$20.50	2,890	$21.39
Granted	—	—	264	18.00
Excercised	—	—	—	—
Expired or Forfeited	(9)	59.60	(8)	182.10

Balance, June 30,	3,114	$20.39	3,146	$20.70

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The weighted average remaining term for outstanding stock options was approximately 6.1 years at June 30, 2014. The aggregate intrinsic value at June 30, 2014 was $11.7 million and $11.0 million for stock options outstanding and exercisable, respectively. The aggregate intrinsic value at June 30, 2013 was $0 for stock options outstanding and exercisable. The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Options outstanding at June 30, 2014 were as follows:

(Shares in thousands)	Outstanding Options			Excercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	236	8.89 years	$18.00	118	$18.00
$20.00	2,864	5.93 years	20.00	2,864	20.00
$28.44 - $2,026.00	14	3.27 years	138.87	14	138.87

$18.00 - $2,026.00	3,114	6.15 years	$20.39	2,996	$20.39

Options outstanding at June 30, 2013 were as follows:

(Shares in thousands)	Outstanding Options			Excercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	264	9.89 years	$18.00	—	$—
$20.00	2,864	6.93 years	20.00	2,864	20.00
$28.44 - $2,026.00	18	3.65 years	171.04	17	176.99

$18.00 - $2,026.00	3,146	7.16 years	$20.70	2,881	$20.94

Restricted Stock and Full Value Stock Awards

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees provide for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share; (2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. On May 21, 2013, 4,000 restricted stock awards were granted under the 2010 Plan. The fair value of the restricted stock was estimated to be equal to the closing stock price on the grant date.

During the three months ended June 30, 2014, 405,133 restricted stock awards vested upon achievement of the $25.00 stock price goal. The Company recognized $1.6 million in excess tax benefits related to the vesting and exercise of such awards.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes unvested restricted stock activity for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30, 2014		June 30, 2013
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	1,215	$14.28	1,212	$14.27
Granted	—	—	4	18.00
Vested or released	(405)	15.07	—	—
Expired or forfeited	—	—	—	—

Balance, June 30,	810	$13.89	1,216	$14.28

Full Value Stock Awards

On June 5, 2014, 11,880 shares of stock were granted to Directors under the 2013 Plan. The fair value of each stock award was estimated to be equal to the closing stock price on the date of the grant. For the three and six months ended June 30, 2014, the Company recognized the $0.3 million fair value of the stock awards in compensation expense.

12. Income Taxes

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported is as follows for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income before income taxes	$20,041	$15,009	$38,663	$26,317

Income taxes computed at Federal statutory tax rate	7,014	5,253	13,532	9,211
Effect of:
State taxes (net of federal benefit)	738	588	1,483	1,032
Tax-exempt interest income, net	(158)	(170)	(333)	(340)
Contingent value right expense	114	150	383	1,159
Other, net	(92)	(241)	(241)	61

Total income tax expense	$7,616	$5,580	$14,824	$11,123

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates. For the three and six months ended June 30, 2014, the effective income tax rates were 38%. For the three and six months ended June 30, 2013, the effective income tax rates were 37% and 42%, respectively. The fluctuations in effective income tax rates have primarily been due to the impact of the CVR expense.

For the three and six months ended June 30, 2014 and 2013, the change in value of the CVR and related expense resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy Southern Community and Green Bankshares portfolios. The potential payments resulting from CVRs issued as a part of these acquisitions, which were non-taxable transactions, are considered by the Internal Revenue Service as additional consideration to the former shareholders. Accordingly, the expense associated with changes in estimated value of the CVRs is not deductible for income tax purposes.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South and North Carolina and Tennessee. The net deferred tax assets as of June 30, 2014 and December 31, 2013 were $148.4 million and $166.8 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at June 30, 2014 and December 31, 2013.

At June 30, 2014 and December 31, 2013, the Company had $109.3 million and $103.7 million of gross federal net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to an annual limitation of $10.9 million.

At June 30, 2014 and December 31, 2013, the Company had no amounts recorded for uncertain tax positions.

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

Valuation of Investment Securities

The fair values of available-for-sale, held-to-maturity and trading securities are determined by: 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs); 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs); and 3) for certain corporate debt securities that are not actively traded, custom discounted cash flow modeling (Level 3 inputs).

As of June 30, 2014, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

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

Sensitivity to Changes in Significant Unobservable Inputs

As discussed above, as of June 30, 2014, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2014:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$6,515	$4,250	$2,265	$—

Available-for-sale securities:
Mortgage-backed securities—residential	590,060	—	590,060	—
Industrial revenue bonds	3,736	—	—	3,736
Marketable equity securities	949	—	949	—

Available-for-sale securities	$594,745	$—	$591,009	$3,736

Gross asset value of derivatives	$5	$—	$5	$—

Liabilities
Gross liability value of derivatives	$211	$—	$211	$—

There were no transfers of assets and liabilities between levels of the fair value hierarchy during the three and six months ended June 30, 2014.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2013:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$6,348	$4,477	$1,871	(1)	$—

Available-for-sale securities:
Asset-backed securities	133,225	—	133,225		—
Mortgage-backed securities-residential	546,626	—	546,626		—
Industrial revenue bonds	3,859	—	—		3,859
Marketable equity securities	931	—	931	(1)	—
Collateralized debt obligations	800	—	800		—

Available-for-sale securities	$685,441	$—	$681,582		$3,859

Gross asset value of derivatives	$15	$—	$15		$—

Liabilities
Gross liability value of derivatives	$1,330	$—	$1,330		$—

(1)	Transferred from Level 1 to Level 2 due to limited observable market data.

The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended and held at June 30, 2014:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, March 31, 2014	$3,727
Included in other comprehensive income	9

Ending balance, June 30, 2014	$3,736

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2014	$3,859
Principal reduction	(170)
Included in other comprehensive income	47

Ending balance, June 30, 2014	$3,736

The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended and held at June 30, 2013:

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, March 31, 2013	$26	$3,857	$307
Included in earnings-gain on sales	199	—	—
Included in other comprehensive income	—	15	(6)
Sales	(225)	—	—

Ending balance, June 30, 2013	$—	$3,872	$301

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2013	$26	$3,800	$297
Included in earnings-gain on sales	199	—	—
Included in other comprehensive income	—	72	4
Sales	(225)	—	—

Ending balance, June 30, 2013	$—	$3,872	$301

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,736	Discounted cash flow	Discount rate	3.5%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,859	Discounted cash flow	Discount rate	3.7%-3.9%
			Illiquidity factor	0.5%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of June 30, 2014:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$83,761
Other repossesed assets	—	107	—
Impaired loans	—	—	790

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Other real estate owned measured at fair value as of June 30, 2014 had a carrying amount of $104.1 million, less valuation allowances totaling $20.4 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

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

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Input	Range
Other real estate owned	$83,761	Fair value of property	Appraised value less cost to sell	6%-10%
Impaired loans	790	Fair value of collateral	Appraised value less cost to sell	6%-8%

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Other real estate owned	$118,579	Fair value of property	Appraised value less cost to sell	7%-10%
Impaired loans	1,332	Fair value of collateral	Appraised value less cost to sell	8%

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
June 30, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$141,033	$141,033	$141,033	$—	$—
Trading securities	6,515	6,515	4,250	2,265	—
Investment securities available-for-sale	594,745	594,745	—	591,009	3,736
Investment securities held-to-maturity	475,167	480,971	—	480,971	—
Loans, net	4,666,868	4,850,557	—	9,926	4,840,631
FDIC indemnification asset	25,529	25,529	—	—	25,529
Receivable from FDIC	4,578	4,578	—	4,578	—
Other (1)	44,873	44,873	—	—	44,873
Gross asset value of derivatives	5	5	—	5	—

Total financial assets	$5,959,313	$6,148,806	$145,283	$1,088,754	$4,914,769

Financial Liabilities
Noncontractual deposits	$3,801,729	$3,801,729	$—	$—	$3,801,729
Contractual deposits	1,359,727	1,356,923	—	—	1,356,923
Federal Home Loan Bank advances	161,185	161,124	—	161,124	—
Short-term borrowings	32,814	32,814	—	32,814	—
Long-term borrowings	52,993	55,178	—	—	55,178
Subordinated debentures	86,123	96,786	—	—	96,786
Gross liability value of derivatives	211	211	—	211	—

Total financial liabilities	$5,494,782	$5,504,765	$—	$194,149	$5,310,616

(Dollars in thousands)	Fair Value Measurement
December 31, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$164,441	$164,441	$164,441	$—	$—
Trading securities	6,348	6,348	4,477	1,871	—
Investment securities available-for-sale	685,441	685,441	—	681,582	3,859
Investment securities held-to-maturity	465,098	459,693	—	459,693	—
Loans, net	4,495,178	4,681,554	—	8,012	4,673,542
FDIC indemnification asset	33,610	33,610	—	—	33,610
Receivable from FDIC	7,624	7,624	—	7,624	—
Other (1)	44,088	44,088	—	—	44,088
Gross asset value of derivatives	15	15	—	15	—

Total financial assets	$5,901,843	$6,082,814	$168,918	$1,158,797	$4,755,099

Financial Liabilities
Noncontractual deposits	$3,737,566	$3,737,566	$—	$—	$3,737,566
Contractual deposits	1,447,497	1,448,032	—	—	1,448,032
Federal Home Loan Bank advances	96,278	96,241	—	96,241	—
Short-term borrowings	24,850	24,850	—	24,850	—
Long-term borrowings	53,449	55,861	—	—	55,861
Subordinated debentures	85,112	100,795	—	—	100,795
Gross liability value of derivatives	1,330	1,330	—	1,330	—

Total financial liabilities	$5,446,082	$5,464,675	$—	$122,421	$5,342,254

(1)	Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Reserve, Federal Home Loan Bank stock, FDIC indemnification asset and correspondent bank’s stocks due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance sheet items that include commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

Capital Bank Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

14. Derivative Instruments

The Company has derivative financial instruments acquired in its purchase of SCMF, primarily in the form of interest rate swaps. The forward loan sales contracts are derived from loans held for sale or in the Company’s pipeline. These transactions involve both credit and market risk.

The Company’s derivative instrument contracts which are recorded in other assets and other liabilities on the Company’s balance sheets consist of the following:

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets
Interest rate cap contracts (matured in 2014)	$—	$—	$—	$12,500
Forward loan sales contracts (maturing in 2014)	5	2,613	15	4,215

Total assets	$5	$2,613	$15	$16,715

Liabilities
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$162	$25,000	$1,320	$25,000
Forward loan sales contracts (maturing in 2014)	49	10,723	10	3,545

Total liabilities	$211	$35,723	$1,330	$28,545

The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three and six months ended June 30, 2014, the company recorded $0.6 million and $1.7 million, respectively, in non-interest income, and $16 thousand and $35 thousand, respectively, in non-interest expense as a result of changes in fair value of derivatives. For the three and six months ended June 30, 2013, the company recorded $0.5 million and $0.7 million in non-interest income, respectively, and $0.1 million and $0.2 million in non-interest expense, respectively, as a result of changes in fair value of derivatives.

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

Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, refer to Company’s consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2014, and statements of income for the three and six months then ended. Except as noted in tables or otherwise, in dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. Throughout this discussion we collectively refer to the above acquisitions as the “acquisitions” and we refer to loans originated or purchased by Capital Bank, N.A. as “new loans” or “originated loans”.

Overview

We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits from the Failed Banks. We operate 162 branches in Florida, North and South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.

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

On September 24, 2012, our majority owned subsidiaries, CBKN, GRNB and TIBB, merged with and into Capital Bank Financial Corp. (“CBF” or the “Company”), with CBF continuing as the surviving corporation (the “Reorganization”). Upon completion of the reorganization the outstanding common shares held by the minority shareholders were converted into an aggregate of 3.7 million shares of CBF’s Class A common stock.

On October 1, 2012, the Company completed its acquisition of Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston Salem, North Carolina.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For a full description of income statement metrics and balance sheet drivers used to evaluate our business such as, Net Interest Income, Provision for Loan Losses, Non-Interest Income, Non-Interest Expense, Net Income, Loan Growth, Asset Quality, Deposit Growth, Liquidity and Capital, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Quarterly Summary

For the three months ended June 30, 2014, we had net income of $12.4 million, or $0.25 per diluted share, an increase of 9% and 32% over the first quarter and prior year second quarter, respectively. Results include the following non-core items: $0.3 million of contingent value right (“CVR”) expense, and $0.3 million of stock-based compensation expense associated with original founders awards.

Operating and financial highlights for the quarter include the following:

•	Loan portfolio grew sequentially at an annualized rate of 16%;

•	New loans of $441.7 million during the quarter; an increase of 75% and 46% sequentially and year over year, respectively;

•	Legacy credit expenses declined 32% and 67% sequentially and year over year, respectively;

•	Efficiency and core efficiency ratio declined to 70.5% and 69.3%, respectively;

•	ROA and core ROA increased to 0.76% and 0.80%, respectively; and

•	Tangible book value per share increased to $18.85.

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

Three months ended June 30, 2014 compared to three months ended March 31, 2014

Net interest income for the three months ended June 30, 2014 declined by $1.6 million, or 2.6%, to $60.8 million from $62.5 million for the three months ended March 31, 2014. The decline reflects the lower yield on new loans as compared to the yield on our legacy portfolio and a decline in average investment securities balances, partially offset by a decline in high-cost legacy time deposits. The net interest margin declined 15 basis points to 4.26% from 4.41% and the net interest income spread declined to 4.12% from 4.28%. Loan yields declined to 5.40% from 5.66%, driven by new loans of $441.7 million with an average yield of 3.5% down from 4.0% in the first quarter of 2014. The decline in yield on new loans was driven by a shift in customer preference for variable rate financing as the percentage of new loans with variable rates increased to 65% as compared to 56% in the prior quarter. Variable rate loans comprised 52% of the loan portfolio at June 30, 2014, increasing from 50% at December 31, 2013. The decline in average investment securities balances and increase in yields was mainly due to the sale of approximately $125.0 million in lower yield asset backed securities in order to re-balance our investment securities portfolio as part of our strategy to manage the bank’s overall interest rate risk position. The decline in time deposits average balances is a result of continued planned shrinkage of high-cost legacy time deposits. The cost of core deposits remained flat at 0.14%. The cost of funds remained flat at 0.45%.

(Dollars in thousands)	Three Months Ended			Three Months Ended
	June 30, 2014			March 31, 2014
	Average Balances	Interest	Yield / Rate	Average Balances	Interest	Yield / Rate
Interest earning assets
Loans (1)	$4,593,337	$61,826	5.40%	$4,542,255	$63,404	5.66%
Investment securities (1)	1,060,611	4,648	1.76%	1,141,231	4,801	1.71%
Interest bearing deposits	62,172	37	0.24%	47,526	25	0.21%
Other (2)	40,346	578	5.75%	43,123	581	5.46%

Total interest earning assets	5,756,466	$67,089	4.67%	5,774,135	$68,811	4.83%

Non-interest earning assets	763,185			779,933

Total assets	$6,519,651			$6,554,068

Interest bearing liabilities
Time deposits	$1,358,478	$2,878	0.85%	$1,413,731	$2,970	0.85%
Money market	931,867	523	0.23%	948,738	526	0.22%
Negotiable order of withdrawal accounts	1,330,856	556	0.17%	1,313,700	538	0.17%
Savings	531,414	286	0.22%	532,823	282	0.21%

Total interest bearing deposits	4,152,615	4,243	0.41%	4,208,992	4,316	0.42%
Short-term borrowings and FHLB advances	98,002	50	0.20%	103,851	70	0.27%
Long-term borrowings	135,831	1,719	5.08%	135,317	1,704	5.11%

Total interest bearing liabilities	4,386,448	$6,012	0.55%	4,448,160	$6,090	0.56%

Non-interest bearing deposits	1,002,757			942,006
Other liabilities	45,281			48,964
Shareholders’ equity	1,085,165			1,114,938

Total liabilities and shareholders’ equity	$6,519,651			$6,554,068

Net interest income and spread		$61,077	4.12%		$62,721	4.28%

Net interest margin			4.26%			4.41%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended June 30, 2014
	Compared to Three Months Ended March 31, 2014
	Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$707	$(2,285)	$(1,578)
Investment securities	(348)	195	(153)
Interest-bearing deposits	8	4	12
Other (2)	(39)	36	(3)

Total interest income	328	(2,050)	(1,722)
Interest expense
Time deposits	(117)	25	(92)
Money market	(9)	6	(3)
Negotiable order of withdrawal accounts	7	11	18
Savings	(1)	5	4
Short-term borrowings and FHLB advances	(4)	(16)	(20)
Long-term borrowings	6	9	15

Total interest expense	(118)	40	(78)

Change in net interest income	$446	$(2,090)	$(1,644)

(1)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis. Average loan volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.
(2)	Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock.
(3)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Net interest income for the three months ended June 30, 2014 declined by $4.5 million, or 7.0%, to $60.8 million, from $65.4 million for the three months ended June 30, 2013. The decline was mainly due to lower yields on new loans, partially offset by a decline in high-cost legacy time deposits. The net interest margin declined 6 basis points to 4.26% from 4.32% and the net interest income spread declined to 4.12% from 4.19%. Loan yields declined to 5.40% from 5.96% mainly due to our new loan portfolio replacing higher yield legacy loans and a shift in customer preference for variable rate financing; for the trailing twelve months, new loans were $1.7 billion with an average yield of 3.74%. For the second quarter of 2014, new loans were $441.7 million with an average yield of 3.50% as compared to new loans of $301.6 million with an average yield of 3.98% in the second quarter of 2013. The cost of core deposits remained flat at 0.14%. The cost of funds declined to 0.45% from 0.55% for the prior year second quarter due to the continued planned shrinkage of high-cost legacy time deposits. Average balances in time deposits declined $495.1 million, or 27%, and average rates declined fourteen basis points.

(Dollars in thousands)	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Average Balances	Interest	Yield / Rate	Average Balances	Interest	Yield / Rate
Interest earning assets
Loans (1)	$4,593,337	$61,826	5.40%	$4,604,224	$68,363	5.96%
Investment securities (1)	1,060,611	4,648	1.76%	1,292,249	4,525	1.40%
Interest bearing deposits	62,172	37	0.24%	164,784	102	0.25%
Other (2)	40,346	578	5.75%	36,278	462	5.11%

Total interest earning assets	5,756,466	$67,089	4.67%	6,097,535	$73,452	4.83%

Non-interest earning assets	763,185			865,118

Total assets	$6,519,651			$6,962,653

Interest bearing liabilities
Time deposits	$1,358,478	$2,878	0.85%	$1,853,592	$4,598	0.99%
Money market	931,867	523	0.23%	1,055,635	575	0.22%
Negotiable order of withdrawal accounts	1,330,856	556	0.17%	1,263,133	499	0.16%
Savings	531,414	286	0.22%	506,997	255	0.20%

Total interest bearing deposits	4,152,615	4,243	0.41%	4,679,357	5,927	0.51%
Short-term borrowings and FHLB advances	98,002	50	0.20%	38,794	15	0.16%
Long-term borrowings	135,831	1,719	5.08%	142,541	1,894	5.33%

Total interest bearing liabilities	4,386,448	$6,012	0.55%	4,860,692	$7,836	0.65%

Non-interest bearing deposits	1,002,757			903,637
Other liabilities	45,281			56,324
Shareholders’ equity	1,085,165			1,142,000

Total liabilities and shareholders’ equity	$6,519,651			$6,962,653

Net interest income and spread		$61,077	4.12%		$65,616	4.19%

Net interest margin			4.26%			4.32%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended June 30, 2014
	Compared to Three Months Ended June 30, 2013
	Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$(161)	$(6,376)	$(6,537)
Investment securities	(896)	1,019	123
Interest-bearing deposits	(61)	(4)	(65)
Other (2)	55	61	116

Total interest income	(1,063)	(5,300)	(6,363)
Interest expense
Time deposits	(1,112)	(608)	(1,720)
Money market	(69)	17	(52)
Negotiable order of withdrawal accounts	27	30	57
Savings	13	18	31
Short-term borrowings and FHLB advances	29	6	35
Long-term borrowings	(87)	(88)	(175)

Total interest expense	(1,199)	(625)	(1,824)

Change in net interest income	$136	$(4,675)	$(4,539)

(1)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis. Average loan volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.
(2)	Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock.
(3)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Net interest income for the six months ended June 30, 2014 declined by $9.2 million, or 6.9%, to $123.3 million from $132.5 million for the six months ended June 30, 2013. The decline was mainly due to lower yields on new loans and average loans balances, partially offset by a decline in high-cost legacy time deposits, higher investment securities yields, and the prepayment of high coupon trust preferred securities during 2013. The net interest margin remained flat at 4.33% and the net interest income spread increased to 4.20% from 4.19%. Loan yields declined to 5.53% from 6.10%, mainly due to our new loan portfolio replacing higher yield legacy loans and a shift in customer preference for variable rate loans, as the percentage of new loans with variable rates increased to 61% as compared to 52% in the six months of the prior year. For the six months ended June 30, 2014, new loans were $694.2 million with an average yield of 3.68% as compared to new loans of $553.0 million with an average yield of 4.16% for the six months ended June 30, 2013. Investment securities yields increased due to the deployment of excess liquidity in higher yield investment securities. The cost of core deposits remained flat at 0.11%. The cost of funds declined to 0.45% from 0.58% at June 30, 2013, due to the decline in time deposits as a result of continued planned shrinkage of high-cost legacy time deposits and the $42.5 million prepayment of trust preferred securities in 2013. Average balances in time deposits declined $533.6 million, or 28%, and average rates declined sixteen basis points.

(Dollars in thousands)	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balances	Interest	Yield / Rate	Average Balances	Interest	Yield / Rate
Interest earning assets
Loans (1)	$4,567,937	$125,230	5.53%	$4,638,263	$140,319	6.10%
Investment securities (1)	1,100,698	9,449	1.73%	1,150,237	8,074	1.42%
Interest bearing deposits	54,890	63	0.23%	374,399	473	0.25%
Other (2)	41,727	1,159	5.60%	37,565	952	5.11%

Total interest earning assets	5,765,252	$135,901	4.75%	6,200,464	$149,818	4.87%

Non-interest earning assets	775,274			880,302

Total assets	$6,540,526			$7,080,766

Interest bearing liabilities
Time deposits	$1,385,952	$5,850	0.85%	$1,919,601	$9,633	1.01%
Money market	940,256	1,049	0.22%	1,084,577	1,204	0.22%
Negotiable order of withdrawal accounts	1,322,325	1,094	0.17%	1,269,488	1,054	0.17%
Savings	532,115	568	0.22%	505,365	513	0.20%

Total interest bearing deposits	4,180,648	8,561	0.41%	4,779,031	12,404	0.52%
Short-term borrowings and FHLB advances	100,910	121	0.24%	41,009	29	0.14%
Long-term borrowings	135,575	3,423	5.09%	156,648	4,393	5.66%

Total interest bearing liabilities	4,417,133	$12,105	0.55%	4,976,688	$16,826	0.68%

Non-interest bearing deposits	972,549			896,277
Other liabilities	50,872			54,320
Shareholders’ equity	1,099,972			1,153,481

Total liabilities and shareholders’ equity	$6,540,526			$7,080,766

Net interest income and spread		$123,796	4.20%		$132,992	4.19%

Net interest margin			4.33%			4.33%

Rate/Volume Analysis

(Dollars in thousands)	Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$(2,100)	$(12,989)	$(15,089)
Investment securities	(360)	1,735	1,375
Interest-bearing deposits	(370)	(40)	(410)
Other (2)	111	96	207

Total interest income	(2,719)	(11,198)	(13,917)
Interest expense
Time deposits	(2,407)	(1,376)	(3,783)
Money market	(161)	6	(155)
Negotiable order of withdrawal accounts	44	(4)	40
Savings	28	27	55
Short-term borrowings and FHLB advances	62	30	92
Long-term borrowings	(557)	(413)	(970)

Total interest expense	(2,991)	(1,730)	(4,721)

Change in net interest income	$272	$(9,468)	$(9,196)

(1)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis. Average loan volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate.
(2)	Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock.
(3)	For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Provision for Loan Losses

The following table presents the provision (reversal) for loan losses for PCI and non-PCI loans for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Provision (reversal) for loan losses on PCI loans	$(940)	$2,517	$(3,428)	$(631)
Provision for loan losses on non-PCI loans	2,344	1,950	4,808	10,500

Provision for Loan Losses	$1,404	$4,467	$1,380	$9,869

Three months ended June 30, 2014 compared to three months ended June 30, 2013.

The provision for loan losses for the three months ended June 30, 2014 was $1.4 million compared to a provision of $4.5 million for the three months ended June 30, 2013. The improvement was mainly due to a lower level of net charge offs, which declined from $4.8 million to $1.7 million. For our new loans portfolio, a $4.2 million charge off was recorded during the three months of the prior year related to a single commercial credit relationship associated with suspected fraud. In the current year, the net reversal of impairment associated with PCI loans was mainly due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs mainly in the consumer and commercial categories and the continued resolution of special assets. Improvement in cash flows resulted in a $0.2 million and a $0.7 million reversal of impairment in covered and non-covered loans, respectively. In contrast, in the prior year, estimation of cash flows resulted in $0.2 million and $2.3 million additional impairment in covered and non-covered loans, respectively.

Six months ended June 30, 2014 compared to six months ended June 30, 2013.

The provision for loan losses for the six months ended June 30, 2014 was $1.4 million compared to $9.9 million for the six months ended June 30, 2013. The improvement was mainly due to a lower level of net charge offs, which declined from $10.3 million to $2.9 million. For our new loans portfolio, a $7.8 million charge off was recorded during the six months of the prior year related to a single commercial credit relationship associated with suspected fraud. In the current year, the net reversal of impairment associated with PCI loans was mainly due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs mainly in the consumer and commercial categories and the continued resolution of special assets. Improvement in cash flows on non-covered loans resulted in a $3.6 million reversal of impairment, partially offset by $0.2 million in increased impairment from covered loans. In contrast, in the prior year, improvement in cash flows on covered loans resulted in $3.3 million reversal of impairment, partially offset by $2.7 million in increased impairment from non-covered loans.

The table below illustrates the impact of our second quarter 2014 estimates of expected cash flows on PCI loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (2)	Weighted Average Note Rate	Weighted Average Life (Years)
Covered loan pools (1)	$13,223	6.09%	7.99%	$212,791	4.91%	2.87
Non-covered loans pools (1)	21,249	5.59%	7.77%	1,398,214	5.05%	3.21

Total	$34,472	5.67%	7.80%	$1,611,005	5.03%	3.17

(1)	Covered loan pools are comprised of loans acquired in acquisition of the Failed Banks with loans types guaranteed by the FDIC under loss sharing agreements. Accordingly, certain pools classified as covered may include individual loans which are not, or are no longer covered.
(2)	Loan balance represents the recorded investment of all loans in the covered and non-covered pools, respectively. Not all covered loans are classified as PCI.

Non-interest Income

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Non-interest income declined $1.6 million to $11.9 million for the three months ended June 30, 2014 from $13.5 million for the three months ended June 30, 2013. The decline was mainly due to a $1.0 million increase in FDIC indemnification asset amortization as a result of lower credit loss expectations in our legacy loan portfolios, a $0.7 million decline in service charges on deposit accounts as a result of a 16% decline in average balances on customer overdrafts, and a $0.5 million decline in mortgage fees, as residential mortgage loans sold declined to $40.4 million for the three months ended June 30, 2014, from $49.8 million for the three months ended June 30, 2013. Partially offsetting this decline was an increase of $0.6 million in investment advisory and trust fees which benefited from a 23% increase year over year in fiduciary trust assets under management coupled with higher investment advisory commissions.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Non-interest income declined $1.2 million to $23.3 million for the six months ended June 30, 2014 from $24.4 million for the six months ended June 30, 2013. The decline was mainly due to a $1.6 million decline in service charges on deposit accounts as a result of a 19% decline in average balances on customer overdrafts, a $1.0 million increase in FDIC indemnification asset amortization as a result of lower credit loss expectations in our legacy loan portfolios, and a $1.0 million decline in mortgage fees, as residential mortgage loans sold declined to $66.4 million for the six months ended June 30, 2014 from $89.3 million for the six months ended June 30, 2013. Partially offsetting this decline was an increase of $1.5 million in investment advisory and trust fees due to an increase in fiduciary trust assets under management and higher investment advisory commissions as discussed above.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service charges on deposit accounts	$5,672	$6,335	$11,108	$12,677
Debit card income	3,103	2,979	5,947	5,815
Fees on mortgage loans originated and sold	1,123	1,601	1,882	2,842
Investment advisory and trust fees	910	357	2,171	640
FDIC indemnification asset expense	(2,064)	(1,108)	(4,229)	(3,277)
Investment securities (losses) gains, net	(28)	205	146	205
OREO revenue	538	427	1,196	955
Earnings on bank owned life insurance policies	396	417	863	820
Wire transfer fees	188	193	366	378
Other income	2,049	2,100	3,806	3,360

Total non-interest income	$11,887	$13,506	$23,256	$24,415

Non-interest Expense

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Non-interest expense declined $8.1 million to $51.3 million for the three months ended June 30, 2014 from $59.4 million for the three months ended June 30, 2013. The decline was mainly due to a $6.5 million decline in the OREO valuation expense, foreclosed asset and loan workout expense components of our legacy credit expenses, which is reflecting the continued resolution of special assets. OREO sales during the quarter resulted in $32.4 million in cash proceeds, including $3.2 million in gains, reducing our OREO balance by 20% from March 31, 2014. Also contributing to the decline was a $0.3 million decrease in stock-based compensation expense mainly associated with original founders awards.

Salary and employee benefits increased $0.8 million mainly due to an increase in benefits reflecting higher healthcare costs.

Net occupancy expense remained relatively flat for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, as a result of our continued focus on consolidating facilities, offset by contractual increases in operating lease costs.

Other operating expense declined $1.3 million due to a decline in operational charge-offs, professional fees and insurance costs.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Non-interest expense declined $14.2 million to $106.5 million for the six months ended June 30, 2014 from $120.7 million for the six months ended June 30, 2013. The decline was mainly due to a $9.9 million decrease in the OREO valuation expense, foreclosed asset and loan workout expense components of our total legacy credit expenses, which is reflecting the continued resolution of special assets. OREO sales during the six months resulted in $48.3 million in cash proceeds, including $3.9 million in gains, reducing our OREO balance by 26% from December 31, 2013. Also contributing to the decline was a reduction of $2.2 million in CVR expense as a result of our most recent estimate of expected credit losses from our legacy Southern Community and Green Bankshares portfolios, and a $1.2 million decrease in stock-based compensation expense mainly associated with original founders awards. The CVR liability is measured each quarter and is payable after the fifth anniversary of the consummation of the respective acquisition and the current amount of the liability represents the expected payout discounted at an estimated market discount rate from the payout date to the reporting date.

Salary and employee benefits increased $3.5 million, mainly due to an increase in compensation as a result of higher incentive compensation and employee benefits due to increasing healthcare costs.

Net occupancy expense decline $0.3 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, as a result of our continued focus on consolidating facilities, partially offset by contractual increases in operating lease costs.

Other operating expense declined $4.1 million due to a decline in operational charge-offs, professional fees and insurance costs.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Salaries and employee benefits	$23,449	$22,638	$46,947	$43,422
Stock-based compensation expense	1,020	1,364	1,748	2,941
Net occupancy and equipment expense	8,723	8,686	17,322	17,593
OREO valuation expense	3,022	6,209	6,595	12,799
Gain on sales of OREO	(3,192)	(2,205)	(3,913)	(3,392)
Foreclosed asset related expense	991	2,225	2,450	3,644
Loan workout expense	1,117	2,236	2,294	4,300
Conversion and merger related expense	—	140	—	253
Professional fees	2,038	2,344	4,042	4,992
Loss on extinguishment of debt	—	—	—	308
Software expense	1,940	1,817	3,808	3,640
Computer services	3,389	3,541	6,642	6,641
Contingent value right expense	327	428	1,094	3,311
FDIC assessments	1,648	1,763	3,277	3,566
Telecomunication expense	1,628	1,631	3,236	3,385
Amortization of intangible	1,186	1,270	2,400	2,542
Other expense	3,987	5,295	8,555	10,750

Total non-interest expense	$51,273	$59,382	$106,497	$120,695

Our efficiency ratio for the three months ended June 30, 2014 and 2013 was 70.5% and 75.3%, respectively. Our core efficiency ratio for the three months ended June 30, 2014 and 2013 was 69.3% and 73.0%, respectively. Our efficiency ratio for the six months ended June 30, 2014 and 2013 was 72.7% and 76.9%, respectively. Our core efficiency ratio for the six months ended June 30, 2014 and 2013 was 71.3% and 72.7%, respectively.

The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three and six months ended June 30, 2014 and 2013 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Reported non-interest expense	$51,273	$59,382	$106,497	$120,695
Less: Stock-based compensation expense	531	1,366	1,064	2,943
CVR expense	327	428	1,094	3,311
Conversion and merger related expenses and salaries and employee benefits	—	140	—	253
Loss on extinguishment of debt	—	—	—	308

Core non-interest expense	$50,415	$57,448	$104,339	$113,880

Net interest income	$60,831	$65,352	$123,284	$132,466
Reported non-interest income	11,887	13,506	23,256	24,415
Less: Securities (losses) gains	(28)	205	146	205

Core non-interest income	$11,915	$13,301	$23,110	$24,210

Efficiency Ratios	70.5%	75.3%	72.7%	76.9%

Core Efficiency Ratios	69.3%	73.0%	71.3%	72.7%

The core efficiency ratio is a non-GAAP measure which we believe provides analysts and investors with information useful in understanding our business and evaluating our operating efficiency. We monitor the core efficiency ratio to evaluate and control operating costs. The core efficiency ratio is also a measure utilized by our Board of Directors in measuring management’s performance in controlling operating costs in comparison to peers. This non-GAAP measure has inherent limitations and is not required to be uniformly applied. It should not be considered in isolation or as a substitute for analyses of results reported under GAAP. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for non-interest expense.

Income Taxes

The provision for income taxes was $7.6 million for the three months ended June 30, 2014 and $5.6 million for the three months ended June 30, 2013. The effective income tax rate was 38% and 37%, respectively. The change in effective income tax rate was mainly due to more favorable tax-exempt interest income and the impact of the CVR expense to the three months ended June 30, 2013 as compared to the three months ended June 30, 2014. The change in value of the CVR resulted from the overall improvement in our most recent estimates of cash flows, substantially related to the Company’s legacy Southern Community and Green Bankshares portfolios. The change in estimated value of the CVRs is not deductible for income tax purposes. Excluding the impact of the CVR expense, the effective income tax rate was 37% for the three months ended June 30, 2014.

The provision for income taxes was $14.8 million for the six months ended June 30, 2014 and $11.1 million for the six months ended June 30, 2013. The effective income tax rate was 38% and 42%, respectively. The change in effective income tax rates was mainly due to the impact of the CVR expense. As noted above, the change in estimated value of the CVRs is not deductible for income tax purposes. Excluding the impact of the CVR expense, the effective income tax rate was 37% for the six months ended June 30, 2014.

There were no unrecognized tax benefits at June 30, 2014 and December 31, 2013, and we do not expect to identify any unrecognized tax benefits during the next 12 months.

Financial Condition

Our assets totaled $6.6 billion at June 30, 2014 and December 31, 2013. Total loans increased $170.1 million to $4.7 billion at June 30, 2014 compared to $4.6 billion at December 31, 2013. The increase in total loans was due to $694.2 million of new loans, partially offset by $149.2 million in resolutions of problem loans and $374.9 million in net principal repayments. Investment securities declined by $80.5 million mainly due to the sale of approximately $125.0 million in lower rate asset backed securities in order to re-balance our investment securities portfolio as part of our strategy to manage the bank’s overall interest rate risk position. Total deposits were $5.2 billion at June 30, 2014 and December 31, 2013. Continued planned shrinkage in high-cost legacy time deposits, which declined by $87.8 million, and the increase in demand deposit and non-interest bearing accounts of $73.8 million, increased our core deposits to 73.7% of total deposits at June 30, 2014 compared to 72.1% at December 31, 2013. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $333.1 million and $259.7 million at June 30, 2014 and December 31, 2013, respectively. The increase in borrowed funds was mainly due to $64.9 million of new short-term FHLB advances.

Shareholders’ equity was $1.1 billion at June 30, 2014 and December 31, 2013. During 2013, the Company’s Board of Directors authorized stock repurchase plans of $150.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time. During the three months ended June 30, 2014, the Company repurchased $43.2 million, or 1,798,133 common shares at an average price of $24.04 per share. During the six months ended June 30, 2014, the Company repurchased $65.9 million, or 2,766,998 common shares at an average price of $23.81 per share. As of June 30, 2014, the Company has repurchased a total of $135.8 million or 6,528,315 common shares at an average price of $20.80 per share, and had $14.2 million of remaining availability for future share repurchases under the $150.0 authorization.

On July 23, 2014, the Board of Directors authorized an additional repurchase of up to $50.0 million of its common stock to be made from time to time, subject to market conditions and other factors.

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

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	As of June 30, 2014		As of December 31, 2013		Sequential Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$793,733	16.8%	$775,733	17.0%	$18,000	2.3%
Other commercial construction and land	243,671	5.2%	300,494	6.6%	(56,823)	-18.9%
Multifamily commercial real estate	62,793	1.3%	67,688	1.5%	(4,895)	-7.2%
1-4 family residential construction and land	80,160	1.7%	71,351	1.6%	8,809	12.3%

Total commercial real estate	1,180,357	25.0%	1,215,266	26.7%	(34,909)	-2.9%
Owner occupied commercial real estate	1,040,533	22.0%	1,058,148	23.2%	(17,615)	-1.7%
Commercial and industrial loans	932,800	19.8%	803,736	17.7%	129,064	16.1%
Lease financing	2,346	0.0%	2,676	0.1%	(330)	-12.3%

Total commercial	1,975,679	41.8%	1,864,560	41.0%	111,119	6.0%
1-4 family residential	863,897	18.3%	804,322	17.7%	59,575	7.4%
Home equity loans	380,767	8.1%	386,366	8.5%	(5,599)	-1.4%
Other consumer loans	213,639	4.5%	170,526	3.7%	43,113	25.3%

Total consumer	1,458,303	30.9%	1,361,214	29.9%	97,089	7.1%
Other	107,836	2.3%	110,989	2.4%	(3,153)	-2.8%

Total loans	$4,722,175	100.0%	$4,552,029	100.0%	$170,146	3.7%

The following table sets forth the carrying amounts of our non-pci and pci loan portfolio by category:

(Dollars in thousands)	As of June 30, 2014
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$295,756	$68,261	$429,716	$793,733
Other commercial construction and land	62,754	246	180,671	243,671
Multifamily commercial real estate	17,179	14,061	31,553	62,793
1-4 family residential construction and land	66,334	—	13,826	80,160

Total commercial real estate	442,023	82,568	655,766	1,180,357
Owner occupied commercial real estate	687,303	42,236	310,994	1,040,533
Commercial and industrial loans	795,315	17,276	120,209	932,800
Lease financing	2,346	—	—	2,346

Total commercial	1,484,964	59,512	431,203	1,975,679
1-4 family residential	448,315	49,549	366,033	863,897
Home equity loans	73,749	201,158	105,860	380,767
Other consumer loans	200,024	5,383	8,232	213,639

Total consumer	722,088	256,090	480,125	1,458,303
Other	60,186	3,739	43,911	107,836

Total loans	$2,709,261	$401,909	$1,611,005	$4,722,175

(Dollars in thousands)	As of December 31, 2013
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$219,482	$68,080	$488,171	$775,733
Other commercial construction and land	67,537	252	232,705	300,494
Multifamily commercial real estate	12,537	16,650	38,501	67,688
1-4 family residential construction and land	56,978	1	14,372	71,351

Total commercial real estate	356,534	84,983	773,749	1,215,266
Owner occupied commercial real estate	642,794	48,459	366,895	1,058,148
Commercial and industrial loans	643,044	20,875	139,817	803,736
Lease financing	2,676	—	—	2,676

Total commercial	1,288,514	69,334	506,712	1,864,560
1-4 family residential	332,585	53,095	418,642	804,322
Home equity loans	52,918	217,252	116,196	386,366
Other consumer loans	151,584	6,407	12,535	170,526

Total consumer	537,087	276,754	547,373	1,361,214
Other	57,320	3,959	49,710	110,989

Total loans	$2,239,455	$435,030	$1,877,544	$4,552,029

During the six months ended June 30, 2014, our loan portfolio increased by $170.1 million due to $694.2 million of new loans, partially offset by $149.2 million in resolutions of problem loans and $374.9 million in net principal repayments. The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 45.9% and 35.2%, respectively, of new loan production for the six months ended June 30, 2014. We expect that this production will be more balanced going forward, as we have substantially reduced our concentration in commercial real estate loans.

The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Six Months Ended
	June 30, 2014		June 30, 2013
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$66,717	9.6%	$20,239	3.7%
Other commercial construction and land	36,324	5.2%	21,840	3.9%
Multifamily commercial real estate	3,606	0.5%	1,856	0.4%
1-4 family residential construction and land	24,890	3.6%	28,327	5.1%

Total commercial real estate	131,537	18.9%	72,262	13.1%
Owner occupied commercial real estate	77,137	11.1%	116,324	21.0%
Commercial and industrial loans	241,489	34.8%	196,862	35.6%

Total commercial	318,626	45.9%	313,186	56.6%
1-4 family residential	128,115	18.5%	99,244	17.9%
Home equity loans	25,530	3.7%	11,514	2.1%
Other consumer loans	84,678	12.2%	49,738	9.0%

Total consumer	238,323	34.4%	160,496	29.0%
Other	5,750	0.8%	7,091	1.3%

Total loans	$694,236	100.0%	$553,035	100.0%

We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, South Carolina, North Carolina and Tennessee accounted for 31.9%, 13.4%, 31.2% and 23.5% of our new loans, respectively, for the six months ended June 30, 2014. Florida, South Carolina, North Carolina, and Tennessee accounted for 32.7%, 9.9%, 43.3% and 14.1% of our new loans, respectively, for the six months ended June 30, 2013. Of the new loans for the six months ended June 30, 2014, $46.0 million related to purchased high quality residential loans.

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

We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank of the South that are covered by FDIC loss sharing agreements that reimburse us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans and a ten-year period for residential loans. We refer to all other loans as “non-covered loans.” These are new loans we originate or purchase, loans acquired through the acquisitions of Capital Bank, TIB Bank, Greenbank and Southern Community Financial and certain consumer loans of the Failed Banks that we acquired, which are not covered by any loss sharing agreement.

Covered Loans

As of June 30, 2014, covered loans were $240.5 million, representing 5.1% of our loan portfolio of which 0.5% were past due 30-89 days, 12.4% were greater than 90 days past due and still accruing/accreting and 0.5% were nonaccrual. As of December 31, 2013, covered loans were $285.3 million, representing 6.3% of our loan portfolio of which 0.3% were past due 30-89 days, 14.2% greater than 90 days past due and still accruing/accreting and 0.5% nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $4.6 million at June 30, 2014.

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

Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through June 30, 2014, totaling $126.0 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans

As of June 30, 2014, non-covered loans were $4.5 billion, representing 94.9% of our loan portfolio, of which 0.3% were past due 30-89 days, 4.3% were greater than 90 days past due and still accruing/accreting and 0.2% were nonaccrual. As of December 31, 2013, non-covered loans were $4.3 billion, representing 93.7% of our loan portfolio, of which 0.5% were past due 30-89 days, 5.6% were greater than 90 days past due and still accruing/accreting and 0.3% were nonaccrual.

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

Covered and Non-Covered Loan Credit Quality Summary

The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	June 30, 2014				December 31, 2013
	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accruals	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accruals
Covered Porfolio
Non-owner occupied commercial real estate	$40,513	0.0%	10.2%	0.0%	$55,734	0.2%	19.1%	0.0%
Other commercial construction and land	17,173	1.8%	54.9%	0.0%	19,162	0.0%	44.2%	0.0%
Multifamily commercial real estate	4,833	0.0%	4.3%	0.0%	9,109	0.0%	0.0%	0.0%

Total commercial real estate	62,519	0.5%	22.0%	0.0%	84,005	0.1%	22.8%	0.0%
Owner occupied commercial real estate	60,648	0.0%	4.9%	0.0%	67,302	0.4%	9.9%	0.0%
Commercial and industrial loans	8,619	0.0%	2.1%	0.8%	10,212	0.0%	15.6%	0.0%

Total commercial	69,267	0.0%	4.5%	0.1%	77,514	0.3%	10.6%	0.1%
1-4 family residential	60,631	0.9%	14.0%	0.0%	70,599	0.3%	15.3%	0.0%
Home equity loans	47,095	0.8%	9.2%	2.3%	51,315	0.4%	2.4%	2.5%
Other consumer loans	65	0.0%	41.5%	0.0%	102	0.0%	65.7%	0.0%

Total consumer	107,791	0.8%	11.9%	1.0%	122,016	0.4%	9.9%	1.0%
Other	868	0.0%	0.0%	0.0%	1,822	0.0%	52.4%	0.0%

Total covered loans	$240,445	0.5%	12.4%	0.5%	$285,357	0.3%	14.2%	0.5%

Non-covered Porfolio
Non-owner occupied commercial real estate	$753,220	0.1%	4.4%	0.2%	$719,999	0.2%	4.9%	0.0%
Other commercial construction and land	226,498	0.1%	15.9%	0.1%	281,332	0.4%	20.8%	0.2%
Multifamily commercial real estate	57,960	0.0%	3.6%	0.0%	58,579	0.5%	4.5%	0.0%
1-4 family residential construction and land	80,160	0.2%	2.8%	0.0%	71,351	0.0%	2.5%	0.0%

Total commercial real estate	1,117,838	0.1%	6.6%	0.1%	1,131,261	0.3%	8.7%	0.1%
Owner occupied commercial real estate	979,885	0.3%	2.7%	0.2%	990,846	0.5%	3.4%	0.3%
Commercial and industrial loans	924,181	0.1%	3.3%	0.3%	793,524	0.0%	3.8%	0.2%
Lease financing	2,346	0.0%	0.0%	0.0%	2,676	0.0%	0.0%	0.0%

Total commercial	1,906,412	0.2%	3.0%	0.2%	1,787,046	0.3%	3.6%	0.3%
1-4 family residential	803,266	0.5%	4.0%	0.2%	733,723	1.0%	5.1%	0.2%
Home equity loans	333,672	0.8%	1.6%	0.7%	335,051	0.8%	2.2%	0.7%
Other consumer loans	213,574	1.3%	0.1%	0.3%	170,424	1.3%	0.7%	0.5%

Total consumer	1,350,512	0.7%	2.8%	0.3%	1,239,198	1.0%	3.7%	0.4%
Other	106,968	0.0%	2.8%	0.0%	109,167	0.4%	4.3%	0.0%

Total non-covered loans	$4,481,730	0.3%	3.8%	0.2%	$4,266,672	0.5%	5.0%	0.2%

Total loans	$4,722,175	0.3%	4.3%	0.2%	$4,552,029	0.5%	5.6%	0.3%

Of the loans past due greater than 90 days and still in accruing/accreting status as of June 30, 2014, $29.7 million (or approximately 14.8%) were loans covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2013, $40.4 million (or approximately 15.9%) were loans covered by loss sharing agreements with the FDIC. All of these loans were acquired loans and such loans were either PCI loans or, based upon their recorded investment, were considered well secured and in the process of collection and met the criteria for reporting as 90 days past due and still accruing.

Total non-performing loans as of June 30, 2014 declined by $53.5 million to $212.1 million as compared to $265.6 million at December 31, 2013. The change in non-performing loans during the six months ended June 30, 2014 was attributable to $17.9 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures and $73.3 million in resolutions. Partially offsetting these decreases were $37.7 million of loans that became non-performing.

During the six months ended June 30, 2014 of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 54% consisted of commercial real estate loans and approximately 14.9% were associated with the covered loans in South Carolina.

The customer-owed principal balances and carrying amounts as of June 30, 2014 and December 31, 2013 are set forth in the tables below:

(Dollars in thousands)	June 30, 2014
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$86,574	$40,513	46.8%	$4,124	10.2%
Other commercial construction and land	79,609	17,173	21.6%	9,434	54.9%
Multifamily commercial real estate	11,178	4,833	43.2%	208	4.3%
1-4 family residential construction and land	3,170	—	0.0%	—	0.0%

Total commercial real estate	180,531	62,519	34.6%	13,766	22.0%
Owner occupied commercial real estate	75,741	60,648	80.1%	2,955	4.9%
Commercial and industrial loans	18,739	8,619	46.0%	248	2.9%

Total commercial	94,480	69,267	73.3%	3,203	4.6%
1-4 family residential	90,687	60,631	66.9%	8,488	14.0%
Home equity loans	64,221	47,095	73.3%	5,429	11.5%
Other consumer loans	200	65	32.5%	27	41.5%

Total consumer	155,108	107,791	69.5%	13,944	12.9%
Other	16,249	868	5.3%	—	0.0%

Total covered loans	$446,368	$240,445	53.9%	$30,913	12.9%

Non-covered Portfolio
Non-owner occupied commercial real estate	$836,309	$753,220	90.1%	$34,195	4.5%
Other commercial construction and land	504,812	226,498	44.9%	36,360	16.1%
Multifamily commercial real estate	66,981	57,960	86.5%	2,100	3.6%
1-4 family residential construction and land	113,511	80,160	70.6%	2,219	2.8%

Total commercial real estate	1,521,613	1,117,838	73.5%	74,874	6.7%
Owner occupied commercial real estate	1,051,834	979,885	93.2%	28,309	2.9%
Commercial and industrial loans	1,032,433	924,181	89.5%	32,496	3.5%
Lease financing	2,346	2,346	100.0%	—	0.0%

Total commercial	2,086,613	1,906,412	91.4%	60,805	3.2%
1-4 family residential	863,012	803,266	93.1%	34,089	4.2%
Home equity loans	388,710	333,672	85.8%	7,487	2.2%
Other consumer loans	188,046	213,574	113.6%	931	0.4%

Total consumer	1,439,768	1,350,512	93.8%	42,507	3.1%
Other	115,864	106,968	92.3%	3,024	2.8%

Total non-covered loans	$5,163,858	$4,481,730	86.8%	$181,210	4.0%

Total loans	$5,610,226	$4,722,175	84.2%	$212,123	4.5%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $205.9 million, or 46.1%, and $682.1 million, or 13.2%, respectively.
(2)	Includes loans greater than 90 days past due.

(Dollars in thousands)	December 31, 2013
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$101,639	$55,734	54.8%	$10,658	19.1%
Other commercial construction and land	86,039	19,162	22.3%	8,479	44.2%
Multifamily commercial real estate	15,543	9,109	58.3%	—	0.0%
1-4 family residential construction and land	3,556	—	0.0%	—	0.0%

Total commercial real estate	206,777	84,005	40.6%	19,137	22.8%
Owner occupied commercial real estate	82,206	67,302	81.9%	6,631	9.9%
Commercial and industrial loans	20,466	10,212	49.8%	1,663	16.3%

Total commercial	102,672	77,514	75.5%	8,294	10.7%
1-4 family residential	101,830	70,599	69.4%	10,824	15.3%
Home equity loans	70,686	51,315	72.6%	2,497	4.9%
Other consumer loans	85	102	—	67	65.7%

Total consumer	172,601	122,016	70.7%	13,388	11.0%
Other	18,315	1,822	9.8%	954	52.4%

Total covered loans	$500,365	$285,357	57.0%	$41,773	14.6%

Non-covered Portfolio
Non-owner occupied commercial real estate	$811,499	$719,999	88.7%	$35,653	5.0%
Other commercial construction and land	555,044	281,332	50.7%	59,196	21.0%
Multifamily commercial real estate	68,124	58,579	86.0%	2,641	4.5%
1-4 family residential construction and land	104,530	71,351	68.3%	1,797	2.5%

Total commercial real estate	1,539,197	1,131,261	73.5%	99,287	8.8%
Owner occupied commercial real estate	1,072,309	990,846	92.4%	37,368	3.8%
Commercial and industrial loans	903,772	793,524	87.8%	31,698	4.0%
Lease financing	2,676	2,676	100.0%	—	0.0%

Total commercial	1,978,757	1,787,046	90.3%	69,066	3.9%
1-4 family residential	805,865	733,723	91.0%	39,063	5.3%
Home equity loans	390,049	335,051	85.9%	9,637	2.9%
Other consumer loans	183,869	170,424	92.7%	2,055	1.2%

Total consumer	1,379,783	1,239,198	89.8%	50,755	4.1%
Other	117,804	109,167	92.7%	4,745	4.3%

Total non-covered loans	$5,015,541	$4,266,672	85.1%	$223,853	5.2%

Total loans	$5,515,906	$4,552,029	82.5%	$265,626	5.8%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $215.1 million, or 43.0%, and $748.8 million, or 14.9%, respectively.
(2)	Includes loans greater than 90 days past due.

Allowance and Provision for Loan Losses

At June 30, 2014, the allowance for loan losses was $55.3 million of which $20.8 million related to new loans or acquired non-PCI loans, and $34.5 million was associated with PCI loans. At December 31, 2013, the allowance for loan losses was $56.9 million of which $19.0 million related to new loans or acquired non-PCI loans, and $37.9 million was associated with PCI loans.

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

Home equity loans, indirect auto loans, residential loans and consumer loans generally are not analyzed individually or separately identified for impairment disclosures. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors mentioned above. However, should such loans exceeding certain size thresholds exhibit signs of impairment; they are individually evaluated for impairment.

For PCI loans, the allowance for loan losses is a measure of impairment based upon our most recent estimates of expected cash flows. Our estimation of expected cash flows, which is used to determine the need for provisions to or reversals of the allowance every reporting period, is determined by assigning probability of default (“PD”) and loss given default (“LGD”) assumptions, amongst other assumptions such as prepayment speeds and recovery or liquidation timing. For commercial real estate and other commercial loans, we generally assign PD assumptions through the mapping of the following loan level risk ratings: Pass, Watch, Sub-Performing and Non-Performing. For home equity loans, residential loans, and consumer loans, PD is determined by mapping payment performance and delinquency status to market based default assumptions. Estimated loan to value ratios, determined using current appraisals and/or real estate indices, are used to derive loss given default assumptions for real estate collateralized loans.

Senior management and our Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The provision for loan losses is a charge to income in the current period to establish or replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio for new loans. A provision for loan losses is also required for any unfavorable changes in expected cash flows related to pools of purchased impaired loans. The provision for loan losses and expectations of cash flows may be impacted by many factors, including changes in the value of real estate collateralizing loans, net charge-offs and credit losses incurred, changes in loans outstanding, changes in impaired loans, historical loss rates and the mix of loan types.

As the majority of our acquired loans are considered PCI loans, our provision for loan losses in future periods for acquired loans will be most significantly influenced in the short term by the differences between the actual credit losses resulting from the resolution of problem loans and the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition dates. For new loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted. Refer to Provision for loan losses section for further discussion.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

The following table presents the roll forward of the allowance for loan losses for PCI and non-PCI loans for the three and six months ended June 30, 2014 and 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	Three Months Ended
	June 30, 2014			June 30, 2013
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan losses at the beginning of the period	$20,194	$35,412	$55,606	$20,496	$36,675	$57,171
Charge-offs:
Non-owner occupied commercial real estate	204	—	204	11	—	11
Other commercial construction and land	(1)	—	(1)	28	—	28
1-4 family residential construction and land	(1)	—	(1)	—	—	—

Total commercial real estate	202	—	202	39	—	39
Owner occupied commercial real estate	8	—	8	—	—	—
Commercial and industrial loans	106	—	106	4,107	—	4,107
Lease financing	—	—	—	—	—	—

Total commercial	114	—	114	4,107	—	4,107
1-4 family residential	80	—	80	28	—	28
Home equity loans	465	—	465	587	—	587
Other consumer loans	781	—	781	680	—	680

Total consumer	1,326	—	1,326	1,295	—	1,295
Other	534	—	534	628	—	628

Total charge-offs	2,176	—	2,176	6,069	—	6,069

Recoveries:
Non-owner occupied commercial real estate	77	—	77	20	—	20
Other commercial construction and land	4	—	4	104	—	104
1-4 family residential construction and land	2	—	2	2	—	2

Total commercial real estate	83	—	83	126	—	126
Owner occupied commercial real estate	1	—	1	222	—	222
Commercial and industrial loans	34	—	34	123	—	123

Total commercial	35	—	35	345	—	345
1-4 family residential	4	—	4	20	—	20
Home equity loans	33	—	33	358	—	358
Other consumer loans	146	—	146	159	—	159

Total consumer	183	—	183	537	—	537
Other	172	—	172	255	—	255

Total recoveries	473	—	473	1,263	—	1,263

Net charge-offs (recoveries)	1,703	—	1,703	4,806	—	4,806

Provision for loan losses:
Non-owner occupied commercial real estate	159	626	785	(222)	1,093	871
Other commercial construction and land	(1)	2,606	2,605	(346)	(300)	(646)
Multifamily commercial real estate	(13)	90	77	(6)	72	66
1-4 family residential construction and land	(36)	105	69	6	239	245

Total commercial real estate	109	3,427	3,536	(568)	1,104	536
Owner occupied commercial real estate	(183)	(23)	(206)	(277)	637	360
Commercial and industrial loans	347	172	519	1,057	700	1,757
Lease financing	(1)	1	—	—	—	—

Total commercial	163	150	313	780	1,337	2,117
1-4 family residential	303	(3,472)	(3,169)	115	665	780
Home equity loans	473	(626)	(153)	359	(808)	(449)
Other consumer loans	899	104	1,003	750	(38)	712

Total consumer	1,675	(3,994)	(2,319)	1,224	(181)	1,043
Other	397	(523)	(126)	514	257	771

Total provision for loan losses	2,344	(940)	1,404	1,950	2,517	4,467

Allowance for loan losses at the end of the period	$20,835	$34,472	$55,307	$17,640	$39,192	$56,832

(Dollars in thousands)	Six Months Ended
	June 30, 2014			June 30, 2013
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan losses at the beginning of the period	$18,951	$37,900	$56,851	$17,439	$39,823	$57,262
Charge-offs:
Non-owner occupied commercial real estate	204	—	204	92	—	92
Other commercial construction and land	207	—	207	102	—	102
1-4 family residential construction and land	2	—	2	—	—	—

Total commercial real estate	413	—	413	194	—	194
Owner occupied commercial real estate	144	—	144	—	—	—
Commercial and industrial loans	161	—	161	9,011	—	9,011

Total commercial	305	—	305	9,011	—	9,011
1-4 family residential	101	—	101	28	—	28
Home equity loans	594	—	594	1,367	—	1,367
Other consumer loans	1,588	—	1,588	1,381	—	1,381

Total consumer	2,283	—	2,283	2,776	—	2,776
Other	1,131	—	1,131	1,409	—	1,409

Total charge-offs	4,132	—	4,132	13,390	—	13,390

Recoveries:
Non-owner occupied commercial real estate	90	—	90	65	—	65
Other commercial construction and land	12	—	12	620	—	620
Multifamily commercial real estate	—	—	—	41	—	41
1-4 family residential construction and land	4	—	4	23	—	23

Total commercial real estate	106	—	106	749	—	749
Owner occupied commercial real estate	24	—	24	266	—	266
Commercial and industrial loans	166	—	166	660	—	660

Total commercial	190	—	190	926	—	926
1-4 family residential	7	—	7	48	—	48
Home equity loans	114	—	114	455	—	455
Other consumer loans	314	—	314	297	—	297

Total consumer	435	—	435	800	—	800
Other	477	—	477	616	—	616

Total recoveries	1,208	—	1,208	3,091	—	3,091

Net charge-offs (recoveries)	2,924	—	2,924	10,299	—	10,299

Provision for loan losses:
Non-owner occupied commercial real estate	181	(215)	(34)	(199)	791	592
Other commercial construction and land	499	2,981	3,480	(527)	(392)	(919)
Multifamily commercial real estate	(24)	184	160	(47)	(84)	(131)
1-4 family residential construction and land	(70)	141	71	107	(40)	67

Total commercial real estate	586	3,091	3,677	(666)	275	(391)
Owner occupied commercial real estate	39	(1,052)	(1,013)	(555)	930	375
Commercial and industrial loans	382	(52)	330	8,179	970	9,149
Lease financing	(2)	—	(2)	—	—	—

Total commercial	419	(1,104)	(685)	7,624	1,900	9,524
1-4 family residential	557	(5,049)	(4,492)	145	1,667	1,812
Home equity loans	614	287	901	1,020	(4,841)	(3,821)
Other consumer loans	2,087	(64)	2,023	1,523	(160)	1,363

Total consumer	3,258	(4,826)	(1,568)	2,688	(3,334)	(646)
Other	545	(589)	(44)	854	528	1,382

Total provision for loan losses	4,808	(3,428)	1,380	10,500	(631)	9,869

Allowance for loan losses at the end of the period	$20,835	$34,472	$55,307	$17,640	$39,192	$56,832

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan losses for non-PCI loans to the various segments of the loan portfolio based on information available as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014			December 31, 2013
	Non-PCI Loan Balance	Allowance for Loan Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$364,017	$1,682	0.5%	$287,562	$1,615	0.6%
Other commercial construction and land	63,000	1,505	2.4%	67,789	1,201	1.8%
Multifamily commercial real estate	31,240	92	0.3%	29,187	116	0.4%
1-4 family residential construction and land	66,334	997	1.5%	56,979	1,065	1.9%

Total commercial real estate	524,591	4,276	0.8%	441,517	3,997	0.9%
Owner occupied commercial real estate	729,539	2,531	0.3%	691,253	2,611	0.4%
Commercial and industrial loans	812,591	7,264	0.9%	663,919	6,877	1.0%
Lease financing	2,346	1	0.0%	2,676	3	0.1%

Total commercial	1,544,476	9,796	0.6%	1,357,848	9,491	0.7%
1-4 family residential	487,938	2,742	0.6%	377,668	2,279	0.6%
Home equity loans	274,907	533	0.2%	270,170	398	0.1%
Other consumer loans	205,407	3,130	1.5%	157,991	2,318	1.5%

Total consumer	968,252	6,405	0.7%	805,829	4,995	0.6%
Other	63,925	358	0.6%	61,279	468	0.8%

Total loans	$3,101,244	$20,835	0.7%	$2,666,473	$18,951	0.7%

Criticized and Classified Loans

Loans with the following attributes are categorized as criticized and classified loans: (1) a potential weakness that deserves management’s close attention; (2) inadequate protection by the current net worth and paying capacity of the obligor or of the collateral pledged; or (3) weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The following table summarizes criticized and classified loans at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014 (1)			December 31, 2013 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$16,002	$109,919	$125,921	$26,995	$123,515	$150,510
Other commercial construction and land	13,012	71,099	84,111	15,297	110,245	125,542
Multifamily commercial real estate	1,028	5,196	6,224	2,421	6,270	8,691
1-4 family residential construction and land	—	8,509	8,509	—	8,336	8,336

Total commercial real estate	30,042	194,723	224,765	44,713	248,366	293,079
Owner occupied commercial real estate	22,674	66,642	89,316	24,747	86,335	111,082
Commercial and industrial loans	3,197	45,433	48,630	4,504	54,261	58,765

Total commercial	25,871	112,075	137,946	29,251	140,596	169,847
1-4 family residential	10,612	49,034	59,646	16,208	59,828	76,036
Home equity loans	6,113	10,006	16,119	6,983	13,663	20,646
Other consumer loans	27	1,014	1,041	67	2,189	2,256

Total consumer	16,752	60,054	76,806	23,258	75,680	98,938
Other	841	8,342	9,183	1,794	13,114	14,908

Total loans	$73,506	$375,194	$448,700	$99,016	$477,756	$576,772

(1)	PCI and non-PCI loans are included in the balances presented.

Total criticized and classified loans declined $128.1 million for the six months ended June 30, 2014 as a result of $17.9 million in transfers to other real estate owned, $160.9 million of pay downs, charge offs and upgrades. Loan downgrades of $50.7 million partially offset the net decline.

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

Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of June 30, 2014, there were 13 loans individually evaluated for impairment and deemed impaired with a related allowance for loan losses of $30 thousand. At December 31, 2013, there were seven loans individually evaluated for impairment and deemed impaired with a related allowance for loan losses of $0.5 million. The specific reserve at December 31, 2013 was primarily related to a commercial loan with a balance $1.8 million.

Due to the pool method of accounting for purchased credit impaired loans, non-performing PCI loans are reported as 90 days past due and still accruing/accreting. Going forward, additional acquired loans not classified as purchased credit impaired and new loans originated by us may become impaired and will be classified as such. Impaired loans also include loans which were not classified as non-accrual, but otherwise meet the criteria for classification as an impaired loan (i.e., loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). In our evaluation of the adequacy of the allowance for loan losses, we consider (1) purchased credit impaired loans and loans classified as impaired, (2) our historical portfolio loss experience and trends and (3) certain other quantitative and qualitative factors.

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

(Dollars in thousands)	June 30, 2014			December 31, 2013
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$1,180	$10,188	$11,368	$1,336	$10,474	$11,810
Accruing/accreting loans delinquent 90 days or more	29,733	171,022	200,755	40,437	213,379	253,816

Total non-performing loans	30,913	181,210	212,123	41,773	223,853	265,626
Non-accrual investment securities	—	—	—	—	800	800
Repossessed personal property	—	107	107	—	108	108
Other real estate owned	17,013	79,270	96,283	25,251	104,145	129,396

Total non-performing assets	$47,926	$260,587	$308,513	$67,024	$328,906	$395,930

Allowance for loan losses	$13,223	$42,084	$55,307	$13,051	$43,800	$56,851
Non-performing asets as a percent of total assets	0.72%	3.93%	4.66%	1.01%	4.97%	5.98%
Non-performing loans as a percent of total loans	0.65%	3.84%	4.49%	0.92%	4.92%	5.84%
Allowance for loan losses as a percent of non-performing loans	42.77%	23.22%	26.07%	31.24%	19.57%	21.40%
Allowance for loan losses as a percent of non-PCI loans			0.67%			0.71%

At June 30, 2014 and December 31, 2013, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 4. Loans in our consolidated financial statements for a description of the accounting for pooled PCI loans.

Total non-performing assets at June 30, 2014 declined by $87.4 million to $308.5 million compared to $395.9 million at December 31, 2013. The change in non-performing assets was mainly attributable to a decline in non-performing loans and other real estate owned of $53.5 million and $33.1 million, respectively. The decline in non-performing loans was due to $73.3 million in resolutions and $17.9 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $37.7 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $44.4 million, partially offset by valuation adjustments and acquisitions as noted above.

Investment Securities

Investment securities represent a significant portion of our assets. We invest in a variety of securities including obligations of U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, obligations of states or political subdivisions, privately issued mortgage-backed securities, bank eligible corporate obligations, mutual funds and limited types of equity securities.

Our investment activities are governed internally by a written, board-approved policy. The investment policy is carried out by our Treasury department. Investment strategies are reviewed by the Risk Committee of the Board based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and our overall interest rate sensitivity. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (1) to provide a margin of liquid assets sufficient to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (2) to provide eligible securities to secure public funds and other borrowings; and (3) to manage interest rate risk and earn the maximum return on funds invested that is commensurate with meeting our first two goals.

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following tables set forth our investment securities as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014
Security Type	Book Value	Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Marketable equity securities	$946	$949	0.2%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	587,142	590,060	99.2%	1.80%	3.81
Industrial revenue bonds	3,580	3,736	0.6%	2.23%	0.24

Total	$591,668	$594,745	100.0%	1.80%	3.79

Held-to-maturity
U.S. Government agencies	$14,567	$14,565	3.0%	2.86%	5.46
Corportate bonds	25,000	25,000	5.2%	5.17%	5.34
State and political subdivisions—tax exempt	13,599	14,032	2.9%	3.22%	4.39
State and political subdivisions—taxable	541	561	0.1%	3.87%	4.29
Mortgage-backed securities—residential issued by government sponsored entities	421,460	426,813	88.8%	2.39%	4.36

Total	$475,167	$480,971	100.0%	2.58%	4.44

(Dollars in thousands)	December 31, 2013
Security Type	Book Value	Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Asset-backed securities	$133,647	$133,225	19.4%	0.62%	3.99
Marketable equity securities	946	931	0.1%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	549,869	546,626	79.8%	1.66%	3.39
Industrial revenue bonds	3,750	3,859	0.6%	2.25%	0.24
Collaterilized debt obligations	505	800	0.1%	—	—

Total	$688,717	$685,441	100.0%	1.46%	3.48

Held-to-maturity
U.S. Government agencies	$14,972	$14,571	3.2%	2.86%	5.53
State and political subdivisions—tax exempt	14,201	14,099	3.1%	3.01%	4.67
State and political subdivisions—taxable	545	533	0.1%	3.86%	4.65
Mortgage-backed securities—residential issued by government sponsored entities	435,380	430,490	93.6%	2.38%	4.73

Total	$465,098	$459,693	100.0%	2.42%	4.75

Contractual maturities of investment securities at June 30, 2014 and December 31, 2013 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
As of June 30, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Marketable equity securities	$—	—	$—	—	$—	—	$—	—	$949	NA	$949	NA
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	590,060	1.80%	590,060	1.80%
Industrial revenue bonds	—	—	—	—	—	—	3,736	2.23%	—	—	3,736	2.23%

Total	$—	—	$—	—	$—	—	$3,736	2.23%	$591,009	1.80%	$594,745	1.80%

Held-to-maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$14,565	2.86%	$—	—	$14,565	2.86%
Corporate bonds	—	—	—	—	25,000	5.17%	—	—	—	—	25,000	5.17%
State and political subdivisions—tax exempt	205	0.76%	935	2.30%	10,258	3.17%	2,634	3.89%	—	—	14,032	3.22%
State and political subdivisions—taxable	—	—	—	—	—	—	561	3.87%	—	—	561	3.87%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	426,813	2.39%	426,813	2.39%

Total	$205	0.76%	$935	2.30%	$35,258	4.59%	$17,760	3.04%	$426,813	2.39%	$480,971	2.58%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
As of December 31, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Asset-backed securities	$—	—	$—	—	$55,983	0.64%	$77,242	0.61%	$—	—	$133,225	0.62%
Marketable equity securities	—	—	—	—	—	—	—	—	931	NA	931	NA
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	546,626	4.66%	546,626	1.66%
Industrial revenue bonds	—	—	—	—	—	—	3,859	2.25%	—	—	3,859	2.25%
Collaterilized debt obligations	—	—	—	—	—	—	800	—	—	—	800	—

Total	$—	—	$—	—	$55,983	0.64%	$81,901	0.68%	$547,557	4.66%	$685,441	1.46%

Held-to-maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$14,571	2.86%	$—	—	$14,571	2.86%
State and political subdivisions—tax exempt	674	0.83%	1,140	2.06%	7,631	3.02%	4,654	3.56%	—	—	14,099	3.01%
State and political subdivisions—taxable	—	—	—	—	—	—	533	3.86%	—	—	533	3.86%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	430,490	2.38%	430,490	2.38%

Total	$674	0.83%	$1,140	2.06%	$7,631	3.02%	$19,758	3.05%	$430,490	2.38%	$459,693	2.42%

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security; we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on the Company’s analysis, there were no investment securities considered to be other-than-temporarily impaired as of June 30, 2014 and 2013.

At December 31, 2013 the Company owned a collateralized debt obligation (“CDO”) collateralized by trust preferred securities issued primarily by banks and several insurance companies. The Company sold its investment in the CDO on January 7, 2014. Proceeds from the sale were $0.8 million and gross gains were $0.3 million.

Deposits

Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin, as we are building our deposit base around service-oriented customer relationships.

As of June 30, 2014, our core deposits, which we define as demand deposits, savings and money market accounts, increased by $64.2 million compared to December 31, 2013. Record net new checking account growth contributed to the increase in core deposits during the six months ended June 30, 2014. The average contractual rate on core deposits remained flat at 0.14%.

Time deposit balances declined by $87.8 million as compared to December 31, 2013. At June 30, 2014, our wholesale time deposits increased by $90.0 million compared to December 31, 2013, providing a lower cost source of funding as compared with higher rate legacy time deposits. The $178.4 million net decrease in retail certificates of deposit accounts was primarily a result of continued planned shrinkage in these high-cost legacy time deposits. The average contractual rate on time deposits decreased to 1.09% from 1.18% at December 31, 2013.

The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	As of June 30, 2014			As of December 31, 2013			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand deposits	$1,000,049	19%	0.00%	$923,993	18%	0.00%	$76,056	8.2%
Negotiable order of withdrawal accounts	1,319,667	26%	0.14%	1,321,903	25%	0.15%	(2,236)	-0.2%
Savings	528,567	10%	0.22%	530,144	10%	0.21%	(1,577)	-0.3%
Money market	953,446	18%	0.23%	961,526	19%	0.21%	(8,080)	-0.8%

Total core deposits	3,801,729	74%	0.14%	3,737,566	72%	0.14%	64,163	1.7%
Customer time deposits	1,217,967	24%	1.11%	1,396,361	27%	1.14%	(178,394)	-12.8%
Wholesale time deposits	141,760	3%	0.99%	51,136	1%	2.41%	90,624	177.2%

Total time deposits	1,359,727	26%	1.09%	1,447,497	28%	1.18%	(87,770)	-6.1%

Total deposits	$5,161,456	100%	0.39%	$5,185,063	100%	0.43%	$(23,607)	-0.5%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	June 30, 2014		December 31, 2013
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest-bearing demand deposits	$1,002,757	0.00%	$964,823	0.00%
Interest-bearing deposits
Negotiable order of withdrawal accounts	1,330,856	0.17%	1,288,723	0.17%
Savings	531,414	0.22%	531,930	0.21%
Money market	931,867	0.23%	947,429	0.22%
Time deposits (1)	1,358,478	0.85%	1,513,038	0.83%

Total deposits	$5,155,372	0.33%	$5,245,943	0.34%

(1)	The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

(Dollars in thousands)	June 30, 2014
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of less than $100K	Total
Three or less	$92,003	$119,151	$211,154
Over Three to Six	69,803	53,819	123,622
Over Six to Twelve	174,755	194,741	369,496
Over Twelve	370,019	285,436	655,455

Total deposits	$706,580	$653,147	$1,359,727

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

As of June 30, 2014 and December 31, 2013, we had 14.19% and 14.82% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.

These non-GAAP measures have inherent limitations and are not required to be uniformly applied. They should not be considered in isolation or as a substitute for analyses of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for shareholders’ equity or total assets. The following table provides reconciliations of tangible common equity and tangible common equity ratio to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in thousands)
	June 30, 2014	December 31, 2013
Shareholder’s equity	$1,073,558	$1,112,788
Less: Goodwill and other intangible assets, net	(155,398)	(155,352)

Tangible common shareholder’s equity	$918,160	$957,436
Total assets	6,624,006	6,617,561
Less: Goodwill and other intangible assets, net	(155,398)	(155,352)

Tangible assets	$6,468,608	$6,462,209

Tangible common equity ratio	14.19%	14.82%

The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements). As of June 30, 2014, we had a Tier 1 leverage ratio of 14.6%, which provides us with $289.7 million in excess capital relative to the 10% Tier 1 leverage ratio required under our OCC Operating Agreement and $415.4 million in excess capital relative to our longer-term target of 8%.

As of June 30, 2014, Capital Bank, N.A. had a 14.1% Tier 1 leverage ratio, an 18.0% Tier 1 risk-based ratio and an 19.2% total risk-based capital ratio.

As of December 31, 2013, we had a Tier 1 leverage ratio of 14.9%, which provides us with $314.3 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $441.4 million in excess capital relative to our longer-term target of 8%.

As of December 31, 2013, Capital Bank, N.A. had a 13.4% Tier 1 leverage ratio, an 17.7% Tier 1 risk-based ratio and an 18.9% total risk-based capital ratio.

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

The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of June 30, 2014 and December 31, 2013 are presented in the following tables.

(Dollars in thousands)					Actual
June 30, 2014	Well Capitalized Requirement		Adequately Capitalized Requirement		June 30, 2014	December 31, 2013
Tier 1 Capital (to Average Assets)
CBF Consolidated		N/A	≥	4.0%	14.6%	14.9%
Capital Bank, N.A.	≥	5.0%	≥	4.0%	14.1%	13.4%
Tier 1 Capital (to Risk Weighted Assets)
CBF Consolidated		N/A	≥	4.0%	18.6%	19.7%
Capital Bank, N.A.	≥	6.0%	≥	4.0%	18.0%	17.7%
Total Capital (to Risk Weighted Assets)
CBF Consolidated		N/A	≥	8.0%	19.8%	21.0%
Capital Bank, N.A.	≥	10.0%	≥	8.0%	19.2%	18.9%

	Actual
(Dollars in thousands)	June 30, 2014	December 31, 2013
CBF Consolidated
Tier 1 Capital	$917,990	$949,623
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$289,692	$314,306
vs. 8% target	$415,352	$441,370
Capital Bank, N.A.
Tier 1 Capital	$887,652	$849,520
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$260,032	$214,396
vs. 8% target	$385,556	$341,421

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

Our liquidity needs are met primarily by our cash position, growth in core deposits and cash flow from our amortizing investment and loan portfolios (including scheduled payments, prepayments, and maturities from portfolios of loans and investment securities). Our ability to borrow funds from non-deposit sources provides additional flexibility in meeting our liquidity needs. Short-term borrowings include federal funds purchased, securities sold under repurchase agreements and brokered deposits. We also utilize longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost effective options for funding asset growth and satisfying capital needs. Our long-term borrowings include structured repurchase agreements and subordinated notes underlying our trust preferred securities.

        As of June 30, 2014 and December 31, 2013, cash and liquid securities totaled 18.4%, and 20.0% of assets, respectively providing us with $223.9 million and $328.7 million, respectively, of excess liquidity relative to our planning target. As of June 30, 2014 and December 31, 2013, the ratio of wholesale to total funding was 10.0% and 7.2% respectively, which is below our planning target of 15%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the subsidiary bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.

At June 30, 2014 and December 31, 2013, there were $161.2 million and $96.3 million in advances outstanding, respectively. In addition, we had $25.6 million in letters of credit outstanding as of June 30, 2014 and December 31, 2013 and collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $70.8 million and $95.4 million, respectively.

We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.

As of June 30, 2014 and December 31, 2013, our holding company had cash of approximately $39.4 million and $109.9 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The decline in cash at our holding company was primarily due to the repurchase of $65.9 million of common stock during the six months ended June 30, 2014. During July 2014, the OCC approved and the Bank declared and paid dividends of $56 million to the Holding Company.

We calculate tangible book value, and tangible book value per share, which are non-GAAP measures because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. Tangible book value is equal to book value less goodwill and core deposit intangibles, net of related deferred tax liabilities. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors. These non-GAAP measures have inherent limitations and are not required to be uniformly applied. They should not be considered in isolation or as a substitute for analyses of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for total shareholders’ equity. The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars in thousands, except per share amounts)
	June 30, 2014	December 31, 2013
Shareholder’s equity	$1,073,558	$1,112,788
Less: Goodwill	(134,522)	(131,987)
Less: Core deposits and other intangibles, net of taxes	(12,768)	(14,290)

Tangible Book Value	$926,268	$966,511

Book Value Per Share	$21.84	$21.36

Tangible Book Value Per Share	$18.85	$18.55

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

There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At June 30, 2014, approximately 52% of the loan portfolio was variable rate, and of the remaining fixed rate loans, the vast majority had terms of five years or less. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At June 30, 2014, securities accounted for 16% of assets, and the effective duration of the portfolio was 3.6 years with limited extension risk to 3.9 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At June 30, 2014, core deposits accounted for 74% of total deposits, and checking balances accounted for 61% of core deposits.

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

If a predefined immediate parallel rate shock cannot be modeled due to the low level of interest rates, a proportional rate shock and policy limit applies and all other declining rate shocks will be suspended until such scenarios can be modeled. Because of the current low level of interest rates, the minus 100, minus 200 and minus 300 rate shocks have been suspended. The maximum negative impact on forecast net interest income and economic value of equity in a minus 25 basis point immediate parallel shift in interest rates is measured on a proportional basis. In addition to monitoring our compliance with these policies, management undertakes additional analysis, considering a wide range of possible interest rate fluctuations, including changes in the shape of the yield curve, and assessing the sensitivity of these results to key assumptions, including the behavior of depositors and loan customers.

Based upon the current interest rate environment, as of June 30, 2014, our sensitivity to interest rate risk was as follows:

(Dollars in thousands)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$14,910	6.3%	$55,149	4.2%
200	9,726	4.1%	41,586	3.1%
100	4,387	1.8%	23,429	1.8%
—	—	0.0%	—	0.0%
(25)	(934)	-0.4%	(6,823)	-0.5%

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

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of June 30, 2014, we were in compliance with all of the limits and policies established by our Board of Directors for active scenarios.

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2014:

			Total Number of
			Shares Purchased	Maximun Dollar Value
			as Part of Publicly	of Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans	Be Purchased Under
Period	Shares Purchased	Per Share	or Programs	the Program
April 1-30	590,980	$24.26	590,980	$43,038,321
May 1-31	999,487	23.79	999,487	19,258,183
June 1-30	207,666	24.58	207,666	14,154,103

Total	1,798,133	$24.04	1,798,133	$14,154,103

During 2013, the Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common stock to be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program did not obligate the Company to repurchase any particular amount of shares. As of June 30, 2014, the Company has repurchased $135.8 million, or 6,528,315 common shares at an average price of $20.81 per share. As of June 30, 2014, the Company had $14.2 million of remaining availability for future share repurchases under the 2013 authorization.

On July 23, 2014, the Board of Directors authorized an additional repurchase of up to $50.0 million of its common stock to be made from time to time, subject to market conditions and other factors.

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

CAPITAL BANK FINANCIAL CORP.

Date: August 7, 2014	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date: August 7, 2014	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)