Form 10-Q
period 2014-09-30
Capital Bank Financial Corp.
filed 2014-11-06
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from              to
Commission File Number 001-35655
 ________________________________________________

(Exact name of registrant as specified in its charter)
  ________________________________________________

Delaware	27-1454759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
121 Alhambra Plaza Suite 1601 Coral Gables, Florida 33134
(Address of principal executive offices) (Zip Code)
(305) 670-0200
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
 ________________________________________________
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

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	30,018,114
Class B Non-Voting Common, $0.01 Par Value	17,574,807
Class	Outstanding as of October 31, 2014

CAPITAL BANK FINANCIAL CORP.

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$92,704	$118,937
Interest-bearing deposits in other banks	66,706	45,504
Total cash and cash equivalents	159,410	164,441
Trading securities	2,312	6,348
Investment securities available-for-sale at fair value (amortized cost $582,623 and $688,717, respectively)	580,732	685,441
Investment securities held-to-maturity at amortized cost (fair value $457,712 and $459,693, respectively)	454,809	465,098
Loans held for sale	6,439	8,012
Loans, net of deferred loan costs and fees	4,817,332	4,544,017
Less: Allowance for loan losses	52,334	56,851
Loans, net	4,764,998	4,487,166
Other real estate owned	90,277	129,396
FDIC indemnification asset	21,025	33,610
Receivable from FDIC	3,491	7,624
Premises and equipment, net	174,941	179,855
Goodwill	134,522	131,987
Intangible assets, net	19,865	23,365
Deferred income tax asset, net	139,388	166,762
Other assets	138,090	128,456
Total Assets	$6,690,299	$6,617,561
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,006,556	$923,993
Negotiable order of withdrawal	1,309,839	1,321,903
Money market	914,226	961,526
Savings	514,729	530,144
Time deposits	1,430,106	1,447,497
Total deposits	5,175,456	5,185,063
Federal Home Loan Bank advances	226,138	96,278
Short-term borrowings	23,823	24,850
Long-term borrowings	139,396	138,561
Accrued expenses and other liabilities	60,547	60,021
Total liabilities	5,625,360	5,504,773
Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A 0.01 par value: 200,000 shares authorized, 36,662 issued and 30,114 outstanding and 36,212 issued and 33,051 outstanding, respectively.	367	362
Common stock-Class B 0.01 par value: 200,000 shares authorized, 19,017 issued and 18,217 outstanding and 19,647 issued and 19,047 outstanding, respectively.	190	196
Additional paid in capital	1,081,177	1,082,235
Retained earnings	144,567	107,485
Accumulated other comprehensive loss	(6,018)	(7,528)
Treasury stock, at cost, 7,348 and 3,761 shares, respectively	(155,344)	(69,962)
Total shareholders’ equity	1,064,939	1,112,788
Total Liabilities and Shareholders’ Equity	$6,690,299	$6,617,561
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest and dividend income
Loans, including fees	$61,942	$67,355	$186,828	$207,327
Investment securities:
Taxable interest income	4,913	4,383	13,853	11,925
Tax-exempt interest income	152	158	463	484
Dividends	14	14	44	44
Interest-bearing deposits in other banks	18	37	81	510
Other earning assets	604	533	1,763	1,485
Total interest and dividend income	67,643	72,480	203,032	221,775
Interest expense
Deposits	4,362	5,135	12,923	17,541
Long-term borrowings	1,731	1,952	5,154	6,346
Federal Home Loan Bank advances	115	1	217	3
Other borrowings	10	6	29	33
Total interest expense	6,218	7,094	18,323	23,923
Net Interest Income	61,425	65,386	184,709	197,852
Provision (reversal) for loan losses	(1,332)	984	48	10,853
Net interest income after provision (reversal) for loan losses	62,757	64,402	184,661	186,999
Non-Interest Income
Service charges on deposit accounts	5,565	6,034	16,673	18,711
Debit card income	3,017	2,854	8,964	8,669
Fees on mortgage loans originated and sold	1,195	1,477	3,077	4,319
Investment advisory and trust fees	1,183	740	3,354	1,380
FDIC indemnification asset expense	(3,881)	(502)	(8,110)	(3,779)
Legal settlements and insurance recoveries	—	900	—	900
Investment securities gains (losses), net	317	(247)	463	(42)
Other-than-temporary impairment loss on investments:
Gross impairment loss	—	(54)	—	(54)
Less: Impairment recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	(54)	—	(54)
Other income	2,561	4,078	8,792	9,591
Total non-interest income	9,957	15,280	33,213	39,695
Non-Interest Expense
Salaries and employee benefits	22,590	22,668	69,537	66,090
Stock-based compensation expense	443	1,371	2,191	4,312
Net occupancy and equipment expense	8,475	8,866	25,797	26,459
Computer services	3,332	3,231	9,974	9,872
Software expense	1,932	1,874	5,740	5,514
Telecommunication expense	1,406	1,534	4,642	4,919
OREO valuation expense	2,752	6,045	9,347	18,844
(Gains) losses on sales of OREO	(223)	188	(4,136)	(3,204)
Foreclosed asset related expense	845	1,265	3,295	4,909

Loan workout expense	911	2,063	3,205	6,363
Professional fees	1,532	2,426	5,574	7,418
Gains on extinguishment of debt	—	(430)	—	(122)
Contingent value right expense (income)	278	(776)	1,372	2,535
Regulatory assessments	1,637	1,710	4,914	5,276
Other expense	5,508	7,228	16,463	20,773
Total non-interest expense	51,418	59,263	157,915	179,958
Income before income taxes	21,296	20,419	59,959	46,736
Income tax expense	8,053	8,975	22,877	20,098
Net income	$13,243	$11,444	$37,082	$26,638

Earnings per share:
Basic	$0.28	$0.22	$0.75	$0.50
Diluted	$0.27	$0.22	$0.74	$0.49

Weighted average shares outstanding:
Basic	47,912	51,804	49,164	53,170
Diluted	49,069	52,755	50,406	54,032
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income	$13,243	$11,444	$37,082	$26,638
Other comprehensive income before tax:
Unrealized holding (losses) gains on investment securities available-for-sale	(4,634)	17,692	2,040	(15,826)
Unrealized holding losses on investment securities transferred from available-for-sale to held-to-maturity	—	(9,354)	—	(9,354)
Reclassification adjustment for (losses) gains realized in net income on securities available-for-sale	(333)	54	(655)	(151)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	379	—	1,084	—
Other comprehensive (loss) income, before tax:	(4,588)	8,392	2,469	(25,331)
Tax effect	1,782	(3,234)	(959)	9,748
Other comprehensive (loss) income, net of tax:	(2,806)	5,158	1,510	(15,583)
Comprehensive income	$10,437	$16,602	$38,592	$11,055
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder's Equity
Balance, December 31, 2013	33,051	$362	19,047	$196	$1,082,235	$107,485	$(7,528)	$(69,962)	$1,112,788
Net income	—	—	—	—	—	37,082	—	—	37,082
Other comprehensive income, net of tax expense of $959	—	—	—	—	—	—	1,510	—	1,510
Stock-based compensation	—	—	—	—	2,191	—	—	—	2,191
Full value stock awards	12	—	—	—	—	—	—	—	—
Excess tax benefit from share-based payment	—	—	—	—	1,603	—	—	—	1,603
Restricted stock cancelled	(192)	(1)	—	—	(4,852)	—	—	—	(4,853)
Purchase of treasury stock	(3,387)	—	(200)	—	—	—	—	(85,382)	(85,382)
Conversion of shares	630	6	(630)	(6)	—	—	—	—	—
Balance, September 30, 2014	30,114	$367	18,217	$190	$1,081,177	$144,567	$(6,018)	$(155,344)	$1,064,939

Balance, December 31, 2012	33,025	330	22,821	228	1,076,797	68,641	9,347	—	1,155,343
Net income	—	—	—	—	—	26,638	—	—	26,638
Other comprehensive income, net of tax benefit of $9,748	—	—	—	—	—	—	(15,583)	—	(15,583)
Stock-based compensation	—	—	—	—	4,312	—	—	—	4,312
Fractional shares	—	—	8	—	(1)	—	—	—	(1)
Restricted stock grants	4	—	—	—	—	—	—	—	—
Purchase of treasury stock	(3,439)	—	—	—	—	—	—	(62,884)	(62,884)
Conversion of shares	3,148	31	(3,148)	(31)	—	—	—	—	—
Balance, September 30, 2013	32,738	$361	19,681	$197	$1,081,108	$95,279	$(6,236)	$(62,884)	$1,107,825
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$37,082	$26,638
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion of purchased credit impaired loans	(92,743)	(126,634)
Depreciation and amortization	14,248	15,795
Provision for loan losses	48	10,853
Deferred income tax	23,879	14,977
Net amortization of investment securities premium/discount	6,375	9,339
Other than temporary impairment of investment securities	—	54
Net realized (gains) losses on sales of investment securities	(463)	42
Stock-based compensation expense	2,191	4,312
Gains on sales of OREO	(4,136)	(3,204)
OREO valuation expenses	9,347	18,844
Other	39	(38)
Net deferred loan origination fees	(5,417)	(2,416)
Gains on extinguishment of debt	—	(122)
Mortgage loans originated for sale	(107,232)	(138,686)
Proceeds from sales of mortgage loans originated for sale	111,882	145,363
Fees on mortgage loans originated and sold	(3,077)	(4,319)
FDIC indemnification asset expense	8,110	3,779
Gains on sales/disposals of premises and equipment	(45)	(419)
Gains on exchange of partnership interests	—	(1,536)
Proceeds from FDIC loss share agreements	9,616	12,211
Change in other assets	(7,220)	10,507
Change in accrued expenses and other liabilities	(4,218)	6,658
Net cash (used in) provided by operating activities	(1,734)	1,998
Cash flows from investing activities
Purchases of investment securities available-for-sale	(140,653)	(436,365)
Purchases of investment securities held-to-maturity	(44,143)	—
Sales of investment securities available-for-sale	172,594	225
Repayments of principal and maturities of investment securities available-for-sale	73,896	178,592
Repayments of principal and maturities of investment securities held-to-maturity	53,897	27,347
Net purchases of FHLB and FRB stock	(3,421)	(978)
Net (increase) decrease in loans	(212,736)	319,814
Proceeds from sales of loans	2,564	—
Purchases of premises and equipment	(5,241)	(2,473)
Proceeds from sales of premises and equipment	139	6,707
Proceeds from sales of OREO	64,360	62,165
Net cash (used in) provided by investing activities	(38,744)	155,034

Cash flows from financing activities
Net increase (decrease) in demand, money market and savings accounts	7,783	(113,473)
Net decrease in time deposits	(17,390)	(490,925)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(1,027)	(18,284)
Net decrease in short term FHLB advances	129,720	—
Net increase (decrease) in long term FHLB advances	140	(136)
Prepayments of long term borrowings	—	(42,500)
Excess tax benefit from share-based payment	1,603	—
Purchases of treasury stock	(85,382)	(62,884)
Net cash provided by (used in) financing activities	35,447	(728,202)
Net decrease in cash and cash equivalents	(5,031)	(571,170)
Cash and cash equivalents at beginning of period	164,441	734,874
Cash and cash equivalents at end of period	$159,410	$163,704

Supplemental disclosures of cash:
Interest paid	$17,869	$24,954
Cash collections of contractual interest on purchased credit impaired loans	63,528	91,983
Income taxes paid	1,315	1,641
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers and acquisitions	$30,452	$53,366
Transfer of available-for-sale securities to held-to-maturity securities	—	510,976
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
The accompanying consolidated financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. For further information refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.
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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". The amendments in this update provide guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update apply to all entities and will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-14, "Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40)—Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". The amendment in this update requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration ("FHA") of the U.S. Department of Housing and Urban Development ("HUD"), and the U.S. Department of Veterans Affairs ("VA"). This ASU will be effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures”. This update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this update are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This update clarifies the principles for recognizing revenue from contracts with customers. This ASU, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In January 2014, the FASB issued ASU 2014-4, “Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This update clarifies that when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1)the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2)the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. This ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In January 2014, the FASB issued ASU 2014-1, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” This ASU allows for use of the proportional amortization method for qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. This ASU provides for a practical expedient, which allows for amortization of only expected tax credits over the period tax credits are expected to be received. This method is permitted if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. This ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

2. Earnings Per Common Share
Basic earnings per share is computed as net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and unvested restricted shares computed using the treasury stock method. Earnings per share have been computed based on the following:

(Shares in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted average number of shares outstanding:
Basic	47,912	51,804	49,164	53,170
Dilutive effect of options outstanding	498	31	490	—
Dilutive effect of unvested restricted shares	659	920	752	862
Diluted	49,069	52,755	50,406	54,032
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Anti-dilutive stock options	12	269	12	3,133
Anti-dilutive unvested restricted shares	—	—	—	—

3. Investment Securities
Trading securities totaled $2.3 million and $6.3 million at September 30, 2014 and December 31, 2013, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2014 and December 31, 2013, are presented below:

(Dollars in thousands)	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Marketable equity securities	$946	$—	$—	$946
Mortgage-backed securities—residential issued by government sponsored entities	578,097	1,136	3,171	576,062
Industrial revenue bonds	3,580	144	—	3,724
Total	$582,623	$1,280	$3,171	$580,732
Held-to-Maturity
U.S. Government agencies	$14,288	$—	$32	$14,256
Corporate bonds	25,000	163	—	25,163
State and political subdivisions—tax exempt	12,970	475	—	13,445
State and political subdivisions—taxable	539	21	—	560
Mortgage-backed securities—residential issued by government sponsored entities	402,012	2,638	362	404,288
Total	$454,809	$3,297	$394	$457,712

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Asset-backed securities	$133,647	$363	$785	$133,225
Marketable equity securities	946	—	15	931
Mortgage-backed securities—residential issued by government sponsored entities	549,869	2,337	5,580	546,626
Industrial revenue bonds	3,750	109	—	3,859
Collateralized debt obligations	505	295	—	800
Total	$688,717	$3,104	$6,380	$685,441
Held-to-Maturity
U.S. Government agencies	$14,972	$—	$401	$14,571
State and political subdivisions—tax exempt	14,201	27	129	14,099
State and political subdivisions—taxable	545	—	12	533
Mortgage-backed securities—residential issued by government sponsored entities	435,380	328	5,218	430,490
Total	$465,098	$355	$5,760	$459,693
Proceeds from sales of securities were $22.3 million and $172.6 million for the three and nine months ended September 30, 2014, respectively. Gross gains of $0.3 million and $1.4 million were realized on sales of these investments for the three and nine months ended September 30, 2014, respectively. Gross losses of $0.8 million were realized on sales of these investments for the nine months ended September 30, 2014.
Proceeds from sales of securities were $0.2 million for the nine months ended September 30, 2013. Gross gains of $0.2 million were realized on sales of these investments for the nine months ended September 30, 2013.
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
The estimated fair value of investment securities at September 30, 2014 , by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	September 30, 2014
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	3,580	3,724	2.23%
Due after ten years	—	—	—%
Mortgage-backed securities—residential issued by government sponsored entities	578,097	576,062	1.78%
Subtotal	581,677	579,786	1.78%
Marketable equity securities	946	946
Total	$582,623	$580,732

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$203	$204	0.76%
Due after one year through five years	10,818	10,882	4.65%
Due after five years through ten years	24,882	25,354	4.52%
Due after ten years	16,894	16,984	2.97%
Mortgage-backed securities—residential issued by government sponsored entities	402,012	404,288	2.36%
Total	$454,809	$457,712	2.56%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2014
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$329,422	$2,621	$44,276	$550	$373,698	$3,171
Total	$329,422	$2,621	$44,276	$550	$373,698	$3,171
Held-to-Maturity
U.S. Government agencies	$14,256	$32	$—	$—	$14,256	$32
Mortgage-backed securities—residential issued by government sponsored entities	48,313	362	—	—	48,313	362
Total	$62,569	$394	$—	$—	$62,569	$394

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2013
Available-for-Sale
Asset-backed securities	$102,835	$785	$—	$—	$102,835	$785
Marketable equity securities	931	15	—	—	931	15
Mortgage-backed securities—residential issued by government sponsored entities	339,565	5,580	—	—	339,565	5,580
Total	$443,331	$6,380	$—	$—	$443,331	$6,380
Held-to-Maturity
U.S. Government agencies	$14,571	$401	$—	$—	$14,571	$401
State and political subdivisions—tax exempt	10,489	129	—	—	10,489	129
State and political subdivisions—taxable	533	12	—	—	533	12
Mortgage-backed securities—residential issued by government sponsored entities	342,333	5,218	—	—	342,333	5,218
Total	$367,926	$5,760	$—	$—	$367,926	$5,760
As of September 30, 2014, the Company’s security portfolio consisted of 130 securities, 40 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.
The majority of the mortgage-backed securities at September 30, 2014, and December 31, 2013 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014 or December 31, 2013.
At December 31, 2013, we owned a collateralized debt obligation (“CDO”) collateralized by trust preferred securities issued primarily by banks and several insurance companies. We sold our investment in the CDO on January 7, 2014. Proceeds from the sale were $0.8 million and gross gains were $0.3 million.
Investment securities having carrying values of approximately $314.1 million and $313.5 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

4. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Non-owner occupied commercial real estate	$797,197	$775,733
Other commercial construction and land	243,563	300,494
Multifamily commercial real estate	71,119	67,688
1-4 family residential construction and land	76,442	71,351
Total commercial real estate	1,188,321	1,215,266
Owner occupied commercial real estate	1,026,853	1,058,148
Commercial and industrial loans	959,641	803,736
Lease financing	2,175	2,676
Total commercial	1,988,669	1,864,560
1-4 family residential	913,219	804,322
Home equity loans	373,604	386,366
Other consumer loans	242,451	170,526
Total consumer	1,529,274	1,361,214
Other	117,507	110,989
Total loans	$4,823,771	$4,552,029
Total loans include $6.4 million and $8.0 million of 1-4 family residential loans held for sale and $9.2 million and $3.8 million of net deferred loan origination costs and fees as of September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014, other loans include $46.5 million, $47.3 million and $2.1 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2013, other loans include $49.7 million, $36.2 million and $2.2 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
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
The table below presents a roll forward of accretable yield and income expected to be earned related to PCI loans and the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the PCI loans. Other represents reductions of accretable yield due to non-credit events such as interest rate reductions on variable rate PCI loans and prepayment activity on PCI loans.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Accretable Yield
Balance at beginning of period	$329,421	$444,481	$383,775	$553,348
Accretion of income	(28,560)	(39,625)	(92,743)	(126,634)
Reclassification from nonaccretable difference	12,720	15,018	48,616	46,117
Other	(6,394)	(21,459)	(32,461)	(74,416)
Balance at end of period	$307,187	$398,415	$307,187	$398,415

Nonaccretable difference, balance at the end of the period	$210,101	$316,047	$210,101	$316,047
The following table represents the periods we estimate the remaining accretable yield will accrete into income based on the Company’s most recent estimates of cash flows for PCI loans:

(Dollars in thousands)
Periods ending December 31,
2014	$26,482
2015	86,888
2016	62,361
2017	42,443
2018	28,143
Thereafter	60,870
Total	$307,187

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Non-covered Loans
The following is a summary of the major categories of non-covered loans outstanding as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Non-PCI Loans
September 30, 2014	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$327,458	$61,027	$369,945	$758,430
Other commercial construction and land	88,013	266	141,762	230,041
Multifamily commercial real estate	27,439	13,863	25,109	66,411
1-4 family residential construction and land	65,428	—	11,014	76,442
Total commercial real estate	508,338	75,156	547,830	1,131,324
Owner occupied commercial real estate	700,945	40,683	228,602	970,230
Commercial and industrial loans	836,036	13,362	102,429	951,827
Lease financing	2,175	—	—	2,175
Total commercial	1,539,156	54,045	331,031	1,924,232
1-4 family residential	523,598	45,826	286,913	856,337
Home equity loans	87,047	159,270	85,689	332,006
Other consumer loans	230,889	4,944	6,543	242,376
Total consumer	841,534	210,040	379,145	1,430,719
Other	70,180	3,664	42,815	116,659
Total loans	$2,959,208	$342,905	$1,300,821	$4,602,934

(Dollars in thousands)	Non-PCI Loans
December 31, 2013	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$219,482	$68,080	$432,437	$719,999
Other commercial construction and land	67,537	252	213,543	281,332
Multifamily commercial real estate	12,537	16,650	29,392	58,579
1-4 family residential construction and land	56,978	1	14,372	71,351
Total commercial real estate	356,534	84,983	689,744	1,131,261
Owner occupied commercial real estate	642,794	48,459	299,593	990,846
Commercial and industrial loans	643,044	20,519	129,961	793,524
Lease financing	2,676	—	—	2,676
Total commercial	1,288,514	68,978	429,554	1,787,046
1-4 family residential	332,585	52,078	349,060	733,723
Home equity loans	52,918	181,138	100,995	335,051
Other consumer loans	151,584	6,407	12,433	170,424
Total consumer	537,087	239,623	462,488	1,239,198
Other	57,320	3,959	47,888	109,167
Total loans	$2,239,455	$397,543	$1,629,674	$4,266,672

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Covered Loans
The following is a summary of the major categories of covered loans outstanding as of September 30, 2014, and December 31, 2013:

(Dollars in thousands)	Non-PCI Loans
September 30, 2014	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$38,767	$38,767
Other commercial construction and land	—	—	13,522	13,522
Multifamily commercial real estate	—	—	4,708	4,708
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	56,997	56,997
Owner occupied commercial real estate	—	—	56,623	56,623
Commercial and industrial loans	—	193	7,621	7,814
Lease financing	—	—	—	—
Total commercial	—	193	64,244	64,437
1-4 family residential	—	1,330	55,552	56,882
Home equity loans	—	31,786	9,812	41,598
Other consumer loans	—	—	75	75
Total consumer	—	33,116	65,439	98,555
Other	—	—	848	848
Total loans	$—	$33,309	$187,528	$220,837

(Dollars in thousands)	Non-PCI Loans
December 31, 2013	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$55,734	$55,734
Other commercial construction and land	—	—	19,162	19,162
Multifamily commercial real estate	—	—	9,109	9,109
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	84,005	84,005
Owner occupied commercial real estate	—	—	67,302	67,302
Commercial and industrial loans	—	356	9,856	10,212
Lease financing	—	—	—	—
Total commercial	—	356	77,158	77,514
1-4 family residential	—	1,017	69,582	70,599
Home equity loans	—	36,114	15,201	51,315
Other consumer loans	—	—	102	102
Total consumer	—	37,131	84,885	122,016
Other	—	—	1,822	1,822
Total loans	$—	$37,487	$247,870	$285,357

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of September 30, 2014:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$517	$—	$517
Other commercial construction and land	23	—	—	—	255	—	278
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	168	—	168
Total commercial real estate	23	—	—	—	940	—	963
Owner occupied commercial real estate	1,373	—	—	—	2,605	—	3,978
Commercial and industrial loans	106	—	—	—	3,154	66	3,326
Lease financing	—	—	—	—	—	—	—
Total commercial	1,479	—	—	—	5,759	66	7,304
1-4 family residential	190	45	—	—	527	27	789
Home equity loans	615	241	—	—	1,691	830	3,377
Other consumer loans	2,579	—	—	—	740	—	3,319
Total consumer	3,384	286	—	—	2,958	857	7,485
Other	—	—	—	—	10	—	10
Total loans	$4,886	$286	$—	$—	$9,667	$923	$15,762

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$699	$262	$26,491	$4,122	$—	$—	$31,574
Other commercial construction and land	190	15	30,857	6,983	—	—	38,045
Multifamily commercial real estate	—	—	2,098	—	—	—	2,098
1-4 family residential construction and land	—	—	1,212	—	—	—	1,212
Total commercial real estate	889	277	60,658	11,105	—	—	72,929
Owner occupied commercial real estate	1,138	214	17,607	3,038	—	—	21,997
Commercial and industrial loans	750	239	24,608	128	—	—	25,725
Lease financing	—	—	—	—	—	—	—
Total commercial	1,888	453	42,215	3,166	—	—	47,722
1-4 family residential	3,444	220	27,803	7,691	—	—	39,158
Home equity loans	1,162	75	4,740	1,396	—	—	7,373
Other consumer loans	202	—	176	27	—	—	405
Total consumer	4,808	295	32,719	9,114	—	—	46,936
Other	81	—	2,693	—	—	—	2,774
Total loans	$7,666	$1,025	$138,285	$23,385	$—	$—	$170,361

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2013:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$90	$—	$90
Other commercial construction and land	—	—	—	—	563	—	563
Multifamily commercial real estate	305	—	—	—	—	—	305
1-4 family residential construction and land	—	—	—	—	1	—	1
Total commercial real estate	305	—	—	—	654	—	959
Owner occupied commercial real estate	20	—	—	—	3,394	—	3,414
Commercial and industrial loans	2	—	—	—	1,879	66	1,947
Lease financing	—	—	—	—	—	—	—
Total commercial	22	—	—	—	5,273	66	5,361
1-4 family residential	862	—	—	—	1,417	—	2,279
Home equity loans	1,046	146	—	—	2,324	1,270	4,786
Other consumer loans	1,800	—	—	—	806	—	2,606
Total consumer	3,708	146	—	—	4,547	1,270	9,671
Total loans	$4,035	$146	$—	$—	$10,474	$1,336	$15,991

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$1,463	$107	$35,563	$10,658	$—	$—	$47,791
Other commercial construction and land	1,105	—	58,633	8,479	—	—	68,217
Multifamily commercial real estate	—	—	2,641	—	—	—	2,641
1-4 family residential construction and land	5	—	1,796	—	—	—	1,801
Total commercial real estate	2,573	107	98,633	19,137	—	—	120,450
Owner occupied commercial real estate	4,626	260	33,974	6,631	—	—	45,491
Commercial and industrial loans	249	—	29,819	1,597	—	—	31,665
Lease financing	—	—	—	—	—	—	—
Total commercial	4,875	260	63,793	8,228	—	—	77,156
1-4 family residential	6,696	227	37,646	10,824	—	—	55,393
Home equity loans	1,733	59	7,313	1,227	—	—	10,332
Other consumer loans	344	—	1,249	67	—	—	1,660
Total consumer	8,773	286	46,208	12,118	—	—	67,385
Other	433	—	4,745	954	—	—	6,132
Total loans	$16,654	$653	$213,379	$40,437	$—	$—	$271,123
Pooled PCI loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes loans, excluding PCI loans by internal rating at September 30, 2014:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$386,116	$963	$889	$517	$—	$388,485
Other commercial construction and land	87,412	612	—	255	—	88,279
Multifamily commercial real estate	41,302	—	—	—	—	41,302
1-4 family residential construction and land	62,988	78	2,194	168	—	65,428
Total commercial real estate	577,818	1,653	3,083	940	—	583,494
Owner occupied commercial real estate	726,576	4,671	7,777	2,604	—	741,628
Commercial and industrial loans	841,717	234	4,419	3,221	—	849,591
Lease financing	2,175	—	—	—	—	2,175
Total commercial	1,570,468	4,905	12,196	5,825	—	1,593,394
1-4 family residential	569,955	151	94	554	—	570,754
Home equity loans	273,315	—	2,267	2,521	—	278,103
Other consumer loans	235,093	—	—	740	—	235,833
Total consumer	1,078,363	151	2,361	3,815	—	1,084,690
Other	73,584	—	250	10	—	73,844
Total loans	$3,300,233	$6,709	$17,890	$10,590	$—	$3,335,422

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans, excluding PCI loans by internal rating at December 31, 2013:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$285,919	$568	$985	$90	$—	$287,562
Other commercial construction and land	67,178	48	—	563	—	67,789
Multifamily commercial real estate	28,882	—	305	—	—	29,187
1-4 family residential construction and land	53,224	1,958	1,796	1	—	56,979
Total commercial real estate	435,203	2,574	3,086	654	—	441,517
Owner occupied commercial real estate	681,571	4,093	2,195	3,394	—	691,253
Commercial and industrial loans	651,585	1,183	9,206	1,945	—	663,919
Lease financing	2,676	—	—	—	—	2,676
Total commercial	1,335,832	5,276	11,401	5,339	—	1,357,848
1-4 family residential	384,235	28	—	1,417	—	385,680
Home equity loans	263,490	37	3,050	3,593	—	270,170
Other consumer loans	157,157	—	28	806	—	157,991
Total consumer	804,882	65	3,078	5,816	—	813,841
Other	61,006	—	273	—	—	61,279
Total loans	$2,636,923	$7,915	$17,838	$11,809	$—	$2,674,485

5. Allowance for Loan Losses
Activity in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of period	$55,307	$56,832	$56,851	$57,262
Reversal of provision for loan losses for PCI loans	(4,205)	(72)	(7,633)	(703)
Provision for loan losses for non-PCI loans	2,873	1,056	7,681	11,556
Non-PCI loans charged-off	(2,306)	(1,945)	(6,438)	(15,335)
Recoveries of non-PCI loans previously charged-off	665	522	1,873	3,613
Balance, end of period	$52,334	$56,393	$52,334	$56,393

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the roll forward of the allowance for loan losses for the three and nine months ended September 30, 2014 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	June 30, 2014	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	September 30, 2014
Non-owner occupied commercial real estate	$4,487	$(1,772)	$119	$2,834
Other commercial construction and land	11,502	1,401	11	12,914
Multifamily commercial real estate	480	(17)	—	463
1-4 family residential construction and land	1,631	(386)	(2)	1,243
Total commercial real estate	18,100	(774)	128	17,454
Owner occupied commercial real estate	3,317	(430)	(10)	2,877
Commercial and industrial loans	8,645	(113)	(177)	8,355
Lease financing	1	—	—	1
Total commercial	11,963	(543)	(187)	11,233
1-4 family residential	17,138	(1,250)	(8)	15,880
Home equity loans	4,290	(371)	(299)	3,620
Other consumer loans	3,431	1,244	(851)	3,824
Total consumer	24,859	(377)	(1,158)	23,324
Other	385	362	(424)	323
Total loans	$55,307	$(1,332)	$(1,641)	$52,334

(Dollars in thousands)	December 31, 2013	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	September 30, 2014
Non-owner occupied commercial real estate	$4,635	$(1,806)	$5	$2,834
Other commercial construction and land	8,217	4,881	(184)	12,914
Multifamily commercial real estate	320	143	—	463
1-4 family residential construction and land	1,558	(315)	—	1,243
Total commercial real estate	14,730	2,903	(179)	17,454
Owner occupied commercial real estate	4,450	(1,443)	(130)	2,877
Commercial and industrial loans	8,310	217	(172)	8,355
Lease financing	3	(2)	—	1
Total commercial	12,763	(1,228)	(302)	11,233
1-4 family residential	21,724	(5,742)	(102)	15,880
Home equity loans	3,869	530	(779)	3,620
Other consumer loans	2,682	3,267	(2,125)	3,824
Total consumer	28,275	(1,945)	(3,006)	23,324
Other	1,083	318	(1,078)	323
Total loans	$56,851	$48	$(4,565)	$52,334

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the roll forward of the allowance for loan losses for the three and nine months ended September 30, 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	June 30, 2013	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	September 30, 2013
Non-owner occupied commercial real estate	$4,329	$2,344	$11	$6,684
Other commercial construction and land	12,310	(1,201)	85	11,194
Multifamily commercial real estate	258	44	—	302
1-4 family residential construction and land	1,806	353	2	2,161
Total commercial real estate	18,703	1,540	98	20,341
Owner occupied commercial real estate	4,696	357	17	5,070
Commercial and industrial loans	8,288	(264)	(466)	7,558
Lease financing	—	3	—	3
Total commercial	12,984	96	(449)	12,631
1-4 family residential	17,572	(1,040)	51	16,583
Home equity loans	3,937	(40)	(120)	3,777
Other consumer loans	2,361	734	(565)	2,530
Total consumer	23,870	(346)	(634)	22,890
Other	1,275	(306)	(438)	531
Total loans	$56,832	$984	$(1,423)	$56,393

(Dollars in thousands)	December 31, 2012	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	September 30, 2013
Non-owner occupied commercial real estate	$3,764	$2,936	$(16)	$6,684
Other commercial construction and land	12,711	(2,120)	603	11,194
Multifamily commercial real estate	348	(87)	41	302
1-4 family residential construction and land	1,716	420	25	2,161
Total commercial real estate	18,539	1,149	653	20,341
Owner occupied commercial real estate	4,055	732	283	5,070
Commercial and industrial loans	7,490	8,885	(8,817)	7,558
Lease financing	—	3	—	3
Total commercial	11,545	9,620	(8,534)	12,631
1-4 family residential	15,740	772	71	16,583
Home equity loans	8,670	(3,861)	(1,032)	3,777
Other consumer loans	2,082	2,097	(1,649)	2,530
Total consumer	26,492	(992)	(2,610)	22,890
Other	686	1,076	(1,231)	531
Total loans	$57,262	$10,853	$(11,722)	$56,393

The following tables present the roll forward of the allowance for loan losses for PCI and non-PCI loans for the three and nine months ended September 30, 2014 and 2013, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
(Dollars in thousands)	September 30, 2014			September 30, 2013
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan losses at the beginning of the period	$20,835	$34,472	$55,307	$17,640	$39,192	$56,832
Charge-offs:
Non-owner occupied commercial real estate	(88)	—	(88)	—	—	—
Other commercial construction and land	—	—	—	(50)	—	(50)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	(4)	—	(4)	—	—	—
Total commercial real estate	(92)	—	(92)	(50)	—	(50)
Owner occupied commercial real estate	(12)	—	(12)	—	—	—
Commercial and industrial loans	(283)	—	(283)	(544)	—	(544)
Lease financing	—	—	—	—	—	—
Total commercial	(295)	—	(295)	(544)	—	(544)
1-4 family residential	(13)	—	(13)	(9)	—	(9)
Home equity loans	(337)	—	(337)	(3)	—	(3)
Other consumer loans	(984)	—	(984)	(685)	—	(685)
Total consumer	(1,334)	—	(1,334)	(697)	—	(697)
Other	(585)	—	(585)	(654)	—	(654)
Total charge-offs	(2,306)	—	(2,306)	(1,945)	—	(1,945)
Recoveries:
Non-owner occupied commercial real estate	207	—	207	11	—	11
Other commercial construction and land	11	—	11	135	—	135
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	220	—	220	148	—	148
Owner occupied commercial real estate	2	—	2	17	—	17
Commercial and industrial loans	106	—	106	78	—	78
Lease financing	—	—	—	—	—	—
Total commercial	108	—	108	95	—	95
1-4 family residential	5	—	5	60	—	60
Home equity loans	38	—	38	(117)	—	(117)
Other consumer loans	133	—	133	120	—	120
Total consumer	176	—	176	63	—	63
Other	161	—	161	216	—	216
Total recoveries	665	—	665	522	—	522
Net charge-offs	(1,641)	—	(1,641)	(1,423)	—	(1,423)
Provision (reversal) for loan losses:
Non-owner occupied commercial real estate	(76)	(1,696)	(1,772)	153	2,191	2,344
Other commercial construction and land	493	908	1,401	(242)	(959)	(1,201)
Multifamily commercial real estate	23	(40)	(17)	(13)	57	44
1-4 family residential construction and land	(70)	(316)	(386)	38	315	353
Total commercial real estate	370	(1,144)	(774)	(64)	1,604	1,540
Owner occupied commercial real estate	(29)	(401)	(430)	(99)	456	357
Commercial and industrial loans	66	(179)	(113)	47	(311)	(264)
Lease financing	—	—	—	3	—	3
Total commercial	37	(580)	(543)	(49)	145	96
1-4 family residential	395	(1,645)	(1,250)	87	(1,127)	(1,040)
Home equity loans	389	(760)	(371)	(6)	(34)	(40)
Other consumer loans	1,239	5	1,244	711	23	734
Total consumer	2,023	(2,400)	(377)	792	(1,138)	(346)
Other	443	(81)	362	377	(683)	(306)
Total provision (reversal) for loan losses	2,873	(4,205)	(1,332)	1,056	(72)	984
Allowance for loan losses at the end of the period	$22,067	$30,267	$52,334	$17,273	$39,120	$56,393

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30, 2014			September 30, 2013
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan losses at the beginning of the period	$18,951	$37,900	$56,851	$17,439	$39,823	$57,262
Charge-offs:
Non-owner occupied commercial real estate	(292)	—	(292)	(92)	—	(92)
Other commercial construction and land	(207)	—	(207)	(152)	—	(152)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	(6)	—	(6)	—	—	—
Total commercial real estate	(505)	—	(505)	(244)	—	(244)
Owner occupied commercial real estate	(156)	—	(156)	—	—	—
Commercial and industrial loans	(444)	—	(444)	(9,555)	—	(9,555)
Lease financing	—	—	—	—	—	—
Total commercial	(600)	—	(600)	(9,555)	—	(9,555)
1-4 family residential	(114)	—	(114)	(37)	—	(37)
Home equity loans	(931)	—	(931)	(1,370)	—	(1,370)
Other consumer loans	(2,572)	—	(2,572)	(2,066)	—	(2,066)
Total consumer	(3,617)	—	(3,617)	(3,473)	—	(3,473)
Other	(1,716)	—	(1,716)	(2,063)	—	(2,063)
Total charge-offs	(6,438)	—	(6,438)	(15,335)	—	(15,335)
Recoveries:
Non-owner occupied commercial real estate	297	—	297	76	—	76
Other commercial construction and land	23	—	23	755	—	755
Multifamily commercial real estate	—	—	—	41	—	41
1-4 family residential construction and land	6	—	6	25	—	25
Total commercial real estate	326	—	326	897	—	897
Owner occupied commercial real estate	26	—	26	283	—	283
Commercial and industrial loans	272	—	272	738	—	738
Lease financing	—	—	—	—	—	—
Total commercial	298	—	298	1,021	—	1,021
1-4 family residential	12	—	12	108	—	108
Home equity loans	152	—	152	338	—	338
Other consumer loans	447	—	447	417	—	417
Total consumer	611	—	611	863	—	863
Other	638	—	638	832	—	832
Total recoveries	1,873	—	1,873	3,613	—	3,613
Net charge-offs	(4,565)	—	(4,565)	(11,722)	—	(11,722)
Provision (reversal) for loan losses:
Non-owner occupied commercial real estate	105	(1,911)	(1,806)	(46)	2,982	2,936
Other commercial construction and land	992	3,889	4,881	(769)	(1,351)	(2,120)
Multifamily commercial real estate	(1)	144	143	(60)	(27)	(87)
1-4 family residential construction and land	(140)	(175)	(315)	145	275	420
Total commercial real estate	956	1,947	2,903	(730)	1,879	1,149
Owner occupied commercial real estate	10	(1,453)	(1,443)	(654)	1,386	732
Commercial and industrial loans	448	(231)	217	8,226	659	8,885
Lease financing	(2)	—	(2)	3	—	3
Total commercial	456	(1,684)	(1,228)	7,575	2,045	9,620
1-4 family residential	952	(6,694)	(5,742)	232	540	772
Home equity loans	1,003	(473)	530	1,014	(4,875)	(3,861)
Other consumer loans	3,326	(59)	3,267	2,234	(137)	2,097
Total consumer	5,281	(7,226)	(1,945)	3,480	(4,472)	(992)
Other	988	(670)	318	1,231	(155)	1,076
Total provision (reversal) for loan losses	7,681	(7,633)	48	11,556	(703)	10,853
Allowance for loan losses at the end of the period	$22,067	$30,267	$52,334	$17,273	$39,120	$56,393

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loan and by impairment evaluation method as of September 30, 2014:

(Dollars in thousands)	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,725	$1,109	$—	$388,485	$408,712
Other commercial construction and land	—	2,009	10,905	—	88,279	155,284
Multifamily commercial real estate	—	115	348	—	41,302	29,817
1-4 family residential construction and land	—	925	318	—	65,428	11,014
Total commercial real estate	—	4,774	12,680	—	583,494	604,827
Owner occupied commercial real estate	—	2,491	386	3,503	738,125	285,225
Commercial and industrial loans	—	7,153	1,202	6,095	843,496	110,050
Lease financing	—	1	—	—	2,175	—
Total commercial	—	9,645	1,588	9,598	1,583,796	395,275
1-4 family residential	—	3,129	12,751	—	564,315	342,465
Home equity loans	26	596	2,998	304	277,799	95,501
Other consumer loans	8	3,511	305	129	235,704	6,618
Total consumer	34	7,236	16,054	433	1,077,818	444,584
Other	—	378	(55)	—	73,844	43,663
Total loans	$34	$22,033	$30,267	$10,031	$3,318,952	$1,488,349

(1)	Loans collectively evaluated for impairment include $375.5 million of acquired loans which are presented net of unamortized purchase discounts of $13.1 million.
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class of loan and by impairment evaluation method as of December 31, 2013:

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan losses is established for the loan. During the three and nine months ended September 30, 2014, loans modified in TDRs were nominal. Because of the immateriality of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the allowance for loan losses at September 30, 2014. The Company had loans modified in TDRs with recorded investments of $1.2 million and $3.7 million for the three and nine months ended September 30, 2014, respectively. The Company had loans modified in TDRs with recorded investments of $1.2 million and $1.4 million for the three and nine months ended September 30, 2013.
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
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)
Balance, December 31, 2013	$33,610
Indemnification asset expense	(977)
Amortization of indemnification asset	(7,133)
Cash received on reimbursable losses	(4,475)
Balance, September 30, 2014	$21,025

Balance, December 31, 2012	$49,417
Indemnification asset income	2,003
Amortization of indemnification asset	(5,782)
Cash received on reimbursable losses	(8,801)
Balance, September 30, 2013	$36,837

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

7. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2014 and 2013 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC as of September 30, 2014 and 2013 were $14.9 million and $27.3 million, respectively. Non-covered OREO ending balances as of September 30, 2014 and 2013 were $75.4 million and $102.4 million, respectively.
For the three and nine months ended September 30, 2014, proceeds on sales of OREO were $16.0 million and $64.4 million, respectively. Net gains on sales were $0.2 million and $4.1 million, respectively. For the three and nine months ended September 30, 2013, proceeds on sales of OREO were $17.5 million and $62.2 million, respectively. Net losses on sales were $0.2 million for the three months ended September 30, 2013 and net gains were $3.2 million for the nine months ended September 30, 2013.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of period	$96,283	$142,793	$129,396	$154,093
Real estate acquired from borrowers	12,590	10,585	30,452	53,366
Valuation allowance	(2,752)	(6,045)	(9,347)	(18,844)
Properties sold	(15,844)	(17,679)	(60,224)	(58,961)
Balance, end of period	$90,277	$129,654	$90,277	$129,654

8. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at September 30, 2014 and December 31, 2013 were $23.8 million and $24.9 million, respectively.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at September 30, 2014 and December 31, 2013 provided for incremental borrowing availability of up to $58.7 million and $95.4 million, respectively.
At September 30, 2014 and December 31, 2013, the Bank had $25.7 million and $25.6 million in letters of credit issued by the FHLB respectively, of which $25.2 million are used as collateral for public fund deposits in lieu of pledging securities to the State of Florida.
The advances as of September 30, 2014 and December 31, 2013 consisted of the following:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Contractual Outstanding Amount
September 30, 2014	Maturity Date	Fixed Contractual Rate
$50,000	October 23, 2014	0.24%
40,000	November 25, 2014	0.22%
60,000	December 26, 2014	0.18%
75,000	May 19, 2015	0.36%
614	November 6, 2017	0.50%
524	February 10, 2026	—%
$226,138

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2013	Maturity Date	Fixed Contractual Rate
$95,000	May 16, 2014	0.36%
724	November 6, 2017	0.50%
554	February 10, 2026	—%
$96,278

9. Long-Term Borrowings
Structured repurchase agreements
The repurchase agreements as of September 30, 2014 and December 31, 2013 consisted of the following:

(Dollars in thousands)
Carrying Amount
September 30, 2014	December 31, 2013	Contractual Amount	Maturity Date	Contractual Rate
$10,611	$10,823	$10,000	November 6, 2016	4.75%
10,646	10,833	10,000	March 30, 2017	4.50%
10,426	10,521	10,000	December 18, 2017	3.79%
10,403	10,492	10,000	December 18, 2017	3.72%
10,674	10,780	10,000	March 22, 2019	3.56%
$52,760	$53,449	$50,000
These repurchase agreements have a weighted-average rate of 4.06% at September 30, 2014 and December 31, 2013 and are collateralized by $63.2 million and $62.1 million, respectively, of mortgage-backed securities.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Subordinated Debentures
Through its acquisitions of CBKN, GRNB, SCMF and TIBB, the Company assumed thirteen separate pooled offerings of trust preferred securities. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s consolidated financial statements, but rather the subordinated debentures are presented as liabilities. The trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the trust, at their respective option after a period of time, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board (“FRB”), if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default. On March 18, 2013, the Company called and redeemed $34.5 million of trust preferred securities issued by SCMF, which had a fixed interest rate of 7.95%. The prepayment resulted in a $0.3 million loss on extinguishment of debt. On September 7, 2013 the Company called and redeemed $8.0 million of trust preferred securities issued by TIBB, which had a fixed interest rate of 10.60% The prepayment resulted in a $0.4 million gain on extinguishment of debt.
The subordinated debentures as of September 30, 2014 and December 31, 2013 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	September 30, 2014	December 31, 2013	Interest Rate as of September 30, 2014		Maturity Date
July 31, 2001	$5,000	$3,887	$3,851	3.82%	(3 Month LIBOR+358 bps)	July 31, 2031
July 31, 2001	4,000	2,683	2,636	3.82%	(3 Month LIBOR+358 bps)	July 31, 2031
June 26, 2003	10,000	5,992	5,921	3.34%	(3 Month LIBOR+310 bps)	June 26, 2033
September 25, 2003	10,000	6,478	6,368	3.08%	(3 Month LIBOR+285 bps)	September 25, 2033
December 30, 2003	10,000	5,776	5,704	3.09%	(3 Month LIBOR+285 bps)	December 30, 2033
June 28, 2005	3,000	1,582	1,545	1.91%	(3 Month LIBOR+168 bps)	June 28, 2035
December 22, 2005	10,000	4,577	4,491	1.63%	(3 Month LIBOR+140 bps)	March 15, 2036
December 28, 2005	13,000	6,615	6,458	1.77%	(3 Month LIBOR+154 bps)	March 15, 2036
June 23, 2006	20,000	11,417	11,206	1.78%	(3 Month LIBOR+155 bps)	July 7, 2036
May 16, 2007	56,000	28,688	28,050	1.88%	(3 Month LIBOR+165 bps)	June 15, 2037
June 15, 2007	10,000	5,401	5,327	1.66%	(3 Month LIBOR+143 bps)	September 6, 2037
	$151,000	$83,096	$81,557
Other Subordinated Debentures
Through the acquisition of CBKN, the Company assumed $3.4 million in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes had a carrying value of $3.5 million and $3.6 million as of September 30, 2014 and December 31, 2013, respectively. The Company may prepay the notes at any time after March 18, 2015 subject to regulatory approval and compliance with applicable law. The Company’s obligation to repay the notes is subordinate to all indebtedness owed by the Company to its current and future secured creditors and general creditors and certain other financial obligations of the Company.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2014, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2014 through 2015	$—	$—	$—
Due in 2016	10,611	—	10,611
Due in 2017	31,475	—	31,475
Due in 2018	—	—	—
Thereafter	14,214	83,096	97,310
Total	$56,300	$83,096	$139,396

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and Total Risk-based ratios. At September 30, 2014 and December 31, 2013 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$251,319	≥ 4.0%	$923,231	14.4%
Capital Bank, N.A.	$313,810	≥ 5.0%	$251,048	≥ 4.0%	$855,566	13.4%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$197,728	≥ 4.0%	$923,231	18.4%
Capital Bank, N.A.	$296,245	≥ 6.0%	$197,497	≥ 4.0%	$855,566	17.1%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$395,456	≥ 8.0%	$979,541	19.5%
Capital Bank, N.A.	$493,742	≥ 10.0%	$394,994	≥ 8.0%	$911,730	18.2%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$254,126	≥ 4.0%	$949,619	14.9%
Capital Bank, N.A.	$317,562	≥ 5.0%	$254,050	≥ 4.0%	$849,520	13.4%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$192,428	≥ 4.0%	$949,619	19.7%
Capital Bank, N.A.	$288,410	≥ 6.0%	$192,273	≥ 4.0%	$849,520	17.7%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$384,856	≥ 8.0%	$1,010,422	21.0%
Capital Bank, N.A.	$480,683	≥ 10.0%	$384,546	≥ 8.0%	$910,162	18.9%

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
As of September 30, 2014 and December 31, 2013, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
The OCC Operating Agreement prohibited Capital Bank, NA from paying a dividend to the Company for three years following the acquisition of the Failed Banks and, now that the three-year period elapsed, imposes other restrictions on Capital Bank’s ability to pay dividends, including requiring prior approval from the OCC before any distribution is made. Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. On September 5, 2013 and July 8, 2014, the OCC approved dividends to the Company by its subsidiary Capital Bank N.A., of $105.0 million and $56.0 million, respectively.
Share Repurchases
During 2013 and 2014, the Company’s Board of Directors authorized stock repurchase plans of up to $200.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three and nine months ended September 30, 2014, the Company repurchased $19.5 million, or 819,773 common shares at an average price of $23.78 per share and $85.4 million, or 3,586,771 common shares at average price of $23.80 per share, respectively.
As of September 30, 2014, the Company has repurchased a total of $155.3 million, or 7,348,088 common shares at an average price of $21.14 per share with $44.7 million of remaining availability for future share repurchases.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheets and statement of changes in shareholders’ equity.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

11. Stock-Based Compensation
As of September 30, 2014, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock options	$195	$215	$560	$395
Restricted stock	248	1,156	1,631	3,917
Total stock-based compensation expense	$443	$1,371	$2,191	$4,312
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.2 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $0.9 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. No stock options were granted under these plans during the three and nine months ended September 30, 2014.
During the nine months ended September 30, 2013, 264,000 options were granted to employees. These options vest over service periods of 2 years. The fair value of each option is estimated as of the date of the grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan at the date of grant. The risk-free interest rate was developed using the U.S. Treasury yield curve for a period equal to the expected life of the options on the grant date. The expected option life for the current period grants was estimated using the vesting period, the term of the option and estimates of future exercise behavior patterns. The volatility was estimated using a peer group assessment for periods approximating the expected option life. Appropriate weight is attributed to financial theory, according to which the volatility of an institution’s equity should be related to the volatility of its assets and the entity’s financial leverage.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the nine months ended September 30, 2013:

Nine Months Ended September 30, 2013
Dividend yield	—%
Risk-free interest rate	1.0%
Expected option life	5.75 years
Volatility	37.0%
Weighted average grant-date fair value of options granted	$6.52
ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the three and nine months ended September 30, 2014 and 2013, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended
	September 30, 2014		September 30, 2013
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,123	$20.50	2,890	$21.39
Granted	—	—	264	18.00
Exercised	—	—	—	—
Canceled, expired or forfeited	(11)	75.94	(21)	113.80
Balance, September 30,	3,112	$20.30	3,133	$20.50
The weighted average remaining contractual life for outstanding stock options was approximately 5.90 years at September 30, 2014. The aggregate intrinsic value at September 30, 2014 was $12.5 million and $11.8 million for stock options outstanding and exercisable, respectively.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at September 30, 2014 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	236	8.64 years	$18.00	118	$18.00
$20.00	2,864	5.68 years	20.00	2,864	20.00
$28.44 - $2,026.00	12	3.23 years	138.87	12	138.87
$18.00 - $2,026.00	3,112	5.90 years	$20.30	2,994	$20.39

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees provide for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share; (2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. No restricted stock awards were granted under the 2013 Plan during the three and nine months ended September 30, 2014.
On May 21, 2013, 4,000 restricted stock awards were granted under the 2010 Plan. The fair value of the restricted stock was estimated to be equal to the closing stock price on the grant date.
On April 2, 2014, 405,133 restricted stock awards vested upon achievement of the $25.00 stock price goal. The Company recognized $1.7 million in excess tax benefits related to the vesting of such awards.The following table summarizes unvested restricted stock activity for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014		September 30, 2013
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	1,215	$14.28	1,212	$14.27
Granted	—	—	4	18.00
Vested or released	(405)	15.07	—	—
Canceled, expired or forfeited	—	—	—	—
Balance, September 30,	810	$13.89	1,216	$14.28
Full Value Stock Awards
On June 5, 2014, 11,880 shares of stock were granted to Directors under the 2013 Plan. The fair value of each stock award was estimated to be equal to the closing stock price on the date of the grant. The Company recognized the $0.3 million fair value of the stock awards in compensation expense on the grant date.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

12. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported is as follows for the three and nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income before income taxes	$21,296	$20,419	$59,959	$46,736
Income taxes computed at Federal statutory tax rate	7,454	7,147	20,986	16,358
Effect of:
State taxes (net of federal benefit)	754	784	2,237	1,795
State statutory rate change	—	1,545	—	1,545
Tax-exempt interest income, net	(152)	(163)	(485)	(503)
Contingent value right expense	97	(301)	480	1,156
Other, net	(100)	(37)	(341)	(253)
Total income tax expense	$8,053	$8,975	$22,877	$20,098
The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates. For the three and nine months ended September 30, 2014, the effective income tax rates were 38%. For the three and nine months ended September 30, 2013, the effective income tax rates were 44% and 43%, respectively. The higher prior year effective income tax rates were mainly due to the impact of a $1.5 million charge to income tax expense as a result of changes in certain statutory rates that were enacted into law during the three months ended September 30, 2013.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, New York, South and North Carolina and Tennessee. The net deferred tax assets as of September 30, 2014 and December 31, 2013 were $139.4 million and $166.8 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at September 30, 2014 and December 31, 2013.
At September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

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
Derivative financial instruments
Fair values for forward loan sales agreements are based upon the amounts required to settle the contracts. Fair values for commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements. Fair values for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.
Valuation of Investment Securities
The fair values of available-for-sale, held-to-maturity and trading securities are determined by: 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs); 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs); and 3) for certain other debt securities that are not actively traded, custom discounted cash flow modeling (Level 3 inputs).
As of September 30, 2014, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of September 30, 2014, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2014:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$2,312	$—	$2,312	$—
Available-for-sale securities:
Mortgage-backed securities—residential	576,062	—	576,062	—
Industrial revenue bonds	3,724	—	—	3,724
Marketable equity securities	946	—	946	—
Available-for-sale securities	$580,732	$—	$577,008	$3,724
Gross asset value of derivatives	$15	$—	$15	$—
Liabilities
Gross liability value of derivatives	$21	$—	$21	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the three and nine months ended September 30, 2014.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended and held at September 30, 2014:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, June 30, 2014	$3,736
Included in other comprehensive income	(12)
Ending balance, September 30, 2014	$3,724

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2014	$3,859
Principal reduction	(170)
Included in other comprehensive income	35
Ending balance, September 30, 2014	$3,724
The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended and held at September 30, 2013:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, June 30, 2013	$—	$3,872	$301
Included in other comprehensive income	—	93	28
Ending balance, September 30, 2013	$—	$3,965	$329

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2013	$26	$3,800	$297
Included in earnings-gain on sales	199	—	—
Included in other comprehensive income	—	165	32
Sales	(225)	—	—
Ending balance, September 30, 2013	$—	$3,965	$329

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,724	Discounted cash flow	Discount rate	3.2%
			Illiquidity factor	0.5%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,859	Discounted cash flow	Discount rate	3.7%-3.9%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below as of September 30, 2014:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$77,856
Other repossessed assets	—	144	—
Other real estate owned measured at fair value as of September 30, 2014 had a carrying amount of $99.5 million, less valuation allowances totaling $21.6 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.
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
Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Input	Range
Other real estate owned	$77,856	Fair value of property	Appraised value less cost to sell	6%-10%

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Other real estate owned	$118,579	Fair value of property	Appraised value less cost to sell	7%-10%
Impaired loans	1,332	Fair value of collateral	Appraised value less cost to sell	8%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
September 30, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$159,410	$159,410	$159,410	$—	$—
Trading securities	2,312	2,312	—	2,312	—
Investment securities available-for-sale	580,732	580,732	—	577,008	3,724
Investment securities held-to-maturity	454,809	457,712	—	457,712	—
Loans, net	4,771,437	4,917,215	—	6,439	4,910,776
FDIC indemnification asset	21,025	21,025	—	—	21,025
Receivable from FDIC	3,491	3,491	—	3,491	—
Other earning assets (1)	47,796	47,796	—	—	47,796
Gross asset value of derivatives	15	15	—	15	—
Total financial assets	$6,041,027	$6,189,708	$159,410	$1,046,977	$4,983,321
Financial Liabilities
Non-contractual deposits	3,745,350	3,745,350	—	—	3,745,350
Contractual deposits	1,430,106	1,428,890	—	—	1,428,890
Federal Home Loan Bank advances	226,138	226,073	—	226,073	—
Short-term borrowings	23,823	23,823	—	23,823	—
Long-term borrowings	52,760	54,454	—	—	54,454
Subordinated debentures	86,636	98,156	—	—	98,156
Gross liability value of derivatives	21	21	—	21	—
Total financial liabilities	$5,564,834	$5,576,767	$—	$249,917	$5,326,850

(Dollars in thousands)	Fair Value Measurement
December 31, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$164,441	$164,441	$164,441	$—	$—
Trading securities	6,348	6,348	4,477	1,871	—
Investment securities available-for-sale	685,441	685,441	—	681,582	3,859
Investment securities held-to-maturity	465,098	459,693	—	459,693	—
Loans, net	4,495,178	4,681,554	—	8,012	4,673,542
FDIC indemnification asset	33,610	33,610	—	—	33,610
Receivable from FDIC	7,624	7,624	—	7,624	—
Other earning assets (1)	44,088	44,088	—	—	44,088
Gross asset value of derivatives	15	15	—	15	—
Total financial assets	$5,901,843	$6,082,814	$168,918	$1,158,797	$4,755,099
Financial Liabilities
Non-contractual deposits	$3,737,566	$3,737,566	$—	$—	$3,737,566
Contractual deposits	1,447,497	1,448,032	—	—	1,448,032
Federal Home Loan Bank advances	96,278	96,241	—	96,241	—
Short-term borrowings	24,850	24,850	—	24,850	—
Long-term borrowings	53,449	55,861	—	—	55,861
Subordinated debentures	85,112	100,795	—	—	100,795
Gross liability value of derivatives	1,330	1,330	—	1,330	—
Total financial liabilities	$5,446,082	$5,464,675	$—	$122,421	$5,342,254

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
The Company’s derivative instrument contracts which are recorded in other assets and other liabilities on the Company’s balance sheets consist of the following:

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets
Interest rate cap contracts (matured in 2014)	$—	$—	$—	$12,500
Forward loan sales contracts (maturing in 2014)	15	6,054	15	4,215
Total assets	$15	$6,054	$15	$16,715
Liabilities
Interest rate swaps associated with certificates of deposits (maturing in 2040)	$—	$—	$1,320	$25,000
Forward loan sales contracts (maturing in 2014)	21	8,096	10	3,545
Total liabilities	$21	$8,096	$1,330	$28,545
The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change.
For the three and nine months ended September 30, 2014, the Company recorded $29 thousand and $1.8 million, respectively, in non-interest income, and $14 thousand and $49 thousand, respectively, in non-interest expense as a result of changes in fair value of derivatives. The interest rate swaps associated with certificates of deposit were terminated in September 2014, and, as a result, the Company recognized a $0.3 million loss in non-interest expense.
For the three and nine months ended September 30, 2013, the company recorded $(0.3) million and $(0.7) million in non-interest income, respectively, and $0.2 million and $0.4 million in non-interest expense, respectively, as a result of changes in fair value of derivatives.
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, N.A.’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank, N.A’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank, N.A.’s technology and information systems. Additional factors that may cause actual results to differ materially from these forward looking statements, include but are not limited to, the risk factors described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2013. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, refer to the Company’s consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2014, and statements of income for the three and nine months ended September 30, 2014. Except as noted in tables or otherwise, dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions.
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
Our executive management team is led by our Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America Corp., where his career spanned 38 years and included responsibilities as Vice Chairman and President of the Consumer and Commercial Bank. Mr. Taylor also served on Bank of America’s Risk & Capital and Management Operating Committees. He has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks, Inc.

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
Our Chief Credit Officer, R. Bruce Singletary, has over 32 years of experience, including 19 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region. Mr. Singletary then relocated to Florida to established a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).
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
Primary Factors Used to Evaluate Our Business
As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For a full description of income statement metrics and balance sheet drivers used to evaluate our business such as, Net Interest Income, Provision for Loan Losses, Non-Interest Income, Non-Interest Expense, Net Income, Loan Growth, Asset Quality, Deposit Growth, Capital and Liquidity, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.
Quarterly Summary
For the three months ended September 30, 2014, we had net income of $13.2 million, or $0.27 per diluted share, an increase of 8% and 23% over the second quarter and prior year third quarter, respectively. Results include the following non-core items: $0.3 million of contingent value right (“CVR”) expense; $0.2 million of net gains on sales of investment securities; and $0.1 million of stock-based compensation expense associated with original founders awards.
Operating and financial highlights for the quarter include the following:

•	Loan portfolio grew sequentially at an 9% annualized rate;

•	New loans of $445.1 million, up 53% year over year and 35% year to date;

•	Nonperforming loans declined sequentially at a 75% annualized rate;

•	Legacy credit expenses declined 55% year over year;

•	Efficiency and core efficiency ratios declined to 72.0% and 71.6%, respectively;

•	ROA and core ROA increased to 0.80% and 0.81%, respectively; and

•	Tangible book value per share increased to $19.00.

Results of Operations

Net Interest Income
Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities include deposits, subordinated debentures, repurchase agreements and other short-term borrowings.
Three months ended September 30, 2014 compared to three months ended June 30, 2014
Net interest income for the three months ended September 30, 2014 increased by $0.6 million, or 0.9%, to $61.4 million from $60.8 million for the three months ended June 30, 2014. The sequential increase was due to increased loan balances and investment securities yields. The net interest margin declined 12 basis points to 4.14% from 4.26% and the net interest spread declined to 4.01% from 4.12%. Loan yields declined to 5.17% from 5.40% mainly due to the lower yield on new loans as compared to the yields of our legacy portfolio. New loans were $445.1 million with an average yield of 3.59%, up from 3.50% in the second quarter of 2014. The increase in investment securities yields was mainly due to the repositioning of a portion of our portfolio into agency-backed commercial mortgage-backed securities as part of our strategy to manage the bank’s overall interest rate risk position. Deposits remained consistent at $5.2 billion. The cost of core deposits remained flat at 0.14% and the cost of funds remained flat at 0.45%.

(Dollars in thousands)	Three Months Ended September 30, 2014			Three Months Ended June 30, 2014
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$4,762,260	$62,095	5.17%	$4,593,337	$61,826	5.40%
Investment securities (1)	1,064,710	5,160	1.92%	1,060,611	4,648	1.76%
Interest-bearing deposits in other banks	38,857	19	0.19%	62,172	37	0.24%
Other earning assets (2)	45,774	604	5.24%	40,346	578	5.75%
Total interest earning assets	5,911,601	$67,878	4.56%	5,756,466	$67,089	4.67%
Non-interest earning assets	725,578			763,185
Total assets	$6,637,179			$6,519,651
Interest bearing liabilities
Time deposits	$1,372,696	$2,983	0.86%	$1,358,478	$2,878	0.85%
Money market	935,223	552	0.23%	931,867	523	0.23%
Negotiable order of withdrawal	1,313,693	537	0.16%	1,330,856	556	0.17%
Savings	525,854	289	0.22%	531,414	286	0.22%
Total interest bearing deposits	4,147,466	4,361	0.42%	4,152,615	4,243	0.41%
Short-term borrowings and FHLB advances	214,122	125	0.23%	98,002	50	0.20%
Long-term borrowings	136,353	1,732	5.04%	135,831	1,719	5.08%
Total interest bearing liabilities	4,497,941	$6,218	0.55%	4,386,448	$6,012	0.55%
Non-interest bearing demand	1,010,817			1,002,757
Other liabilities	57,430			45,281
Shareholders’ equity	1,070,991			1,085,165
Total liabilities and shareholders’ equity	$6,637,179			$6,519,651
Net interest income and spread		$61,660	4.01%		$61,077	4.12%
Net interest margin			4.14%			4.26%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended September 30, 2014 Compared to Three Months Ended June 30, 2014 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$2,235	$(1,966)	$269
Investment securities	18	494	512
Interest-bearing deposits in other banks	(12)	(6)	(18)
Other earning assets (2)	74	(48)	26
Total interest income	2,315	(1,526)	789
Interest expense
Time deposits	30	75	105
Money market	2	27	29
Negotiable order of withdrawal	(7)	(12)	(19)
Savings	(3)	6	3
Short-term borrowings and FHLB advances	67	8	75
Long-term borrowings	7	6	13
Total interest expense	96	110	206
Change in net interest income	$2,219	$(1,636)	$583

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

Three months ended September 30, 2014 compared to three months ended September 30, 2013
Net interest income for the three months ended September 30, 2014 declined by $4.0 million, or 6.1%, to $61.4 million from $65.4 million for the three months ended September 30, 2013. The decline was mainly due to lower yields on new loans as compared to the yields of our legacy portfolio, partially offset by an increase in loan balances and yields on investment securities, and declines in time deposits and long-term borrowings. The net interest margin declined 31 basis points to 4.14% from 4.45% and the net interest spread declined to 4.01% from 4.32%. Loan yields declined to 5.17% from 5.93% mainly due to lower yields on new loans replacing higher yield legacy loans. For the trailing twelve months, new loans were $1.8 billion with an average yield of 3.66%. The cost of core deposits remained flat at 0.14%. The cost of funds declined to 0.45% from 0.51% for the prior year third quarter due to the continued planned shrinkage of high-cost legacy time deposits and the reduction in high coupon trust preferred debt prepaid in in the prior year. Average time deposit balances declined $287.7 million, or 17%, and their average rates declined five basis points.

(Dollars in thousands)	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$4,762,260	$62,095	5.17%	$4,514,747	$67,524	5.93%
Investment securities (1)	1,064,710	5,160	1.92%	1,230,771	4,639	1.50%
Interest-bearing deposits in other banks	38,857	19	0.19%	61,995	37	0.24%
Other earning assets (2)	45,774	604	5.24%	40,195	533	5.26%
Total interest earning assets	5,911,601	$67,878	4.56%	5,847,708	$72,733	4.93%
Non-interest earning assets	725,578			832,959
Total assets	$6,637,179			$6,680,667
Interest bearing liabilities
Time deposits	$1,372,696	$2,983	0.86%	$1,660,373	$3,792	0.91%
Money market	935,223	552	0.23%	977,698	544	0.22%
Negotiable order of withdrawal	1,313,693	537	0.16%	1,260,477	521	0.16%
Savings	525,854	289	0.22%	524,728	276	0.21%
Total interest bearing deposits	4,147,466	4,361	0.42%	4,423,276	5,133	0.46%
Short-term borrowings and FHLB advances	214,122	125	0.23%	34,820	7	0.08%
Long-term borrowings	136,353	1,732	5.04%	140,938	1,953	5.50%
Total interest bearing liabilities	4,497,941	$6,218	0.55%	4,599,034	$7,093	0.61%
Non-interest bearing demand	1,010,817			914,260
Other liabilities	57,430			55,823
Shareholders’ equity	1,070,991			1,111,550
Total liabilities and shareholders’ equity	$6,637,179			$6,680,667
Net interest income and spread		$61,660	4.01%		$65,640	4.32%
Net interest margin			4.14%			4.45%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$3,560	$(8,989)	$(5,429)
Investment securities	(683)	1,204	521
Interest-bearing deposits in other banks	(12)	(6)	(18)
Other earning assets (2)	74	(3)	71
Total interest income	2,939	(7,794)	(4,855)
Interest expense
Time deposits	(632)	(177)	(809)
Money market	(24)	32	8
Negotiable order of withdrawal	22	(6)	16
Savings	1	12	13
Short-term borrowings and FHLB advances	86	32	118
Long-term borrowings	(62)	(159)	(221)
Total interest expense	(609)	(266)	(875)
Change in net interest income	$3,548	$(7,528)	$(3,980)

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

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
Net interest income for the nine months ended September 30, 2014 declined by $13.1 million, or 6.6%, to $184.7 million from $197.9 million for the nine months ended September 30, 2013. The decline was mainly due to lower yields on new loans as compared to the yields of our legacy portfolio, partially offset by a decline in high-cost legacy time deposits, higher investment securities yields, and the prepayment of high coupon trust preferred securities during 2013. The net interest margin declined eleven basis points to 4.26% from 4.37% and the net interest spread declined to 4.14% from 4.23%. Loan yields declined to 5.41% from 6.04%, mainly due to our new loan portfolio replacing higher yield legacy loans. For the nine months ended September 30, 2014, new loans were $1.1 billion with an average yield of 3.65% as compared to new loans of $844.4 million with an average yield of 4.10% for the nine months ended September 30, 2013. Investment securities yields increased due to the repositioning of our investment portfolio in higher yield investment securities. The cost of core deposits remained flat at 0.14%. The cost of funds declined to 0.45% from 0.56% at September 30, 2013, as a result of continued planned shrinkage of high-cost legacy time deposits and the $42.5 million prepayment of trust preferred securities in 2013. Average time deposit balances declined $450.8 million, or 25%, and their average rates declined thirteen basis points.

(Dollars in thousands)	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$4,633,424	$187,325	5.41%	$4,597,730	$207,842	6.04%
Investment securities (1)	1,088,570	14,608	1.79%	1,177,377	12,714	1.44%
Interest-bearing deposits in other banks	49,487	81	0.22%	269,121	510	0.25%
Other earning assets (2)	43,091	1,763	5.47%	38,451	1,485	5.16%
Total interest earning assets	5,814,572	$203,777	4.69%	6,082,679	$222,551	4.89%
Non-interest earning assets	758,525			859,025
Total assets	$6,573,097			$6,941,704
Interest bearing liabilities
Time deposits	$1,381,485	$8,834	0.85%	$1,832,242	$13,429	0.98%
Money market	938,560	1,602	0.23%	1,048,559	1,748	0.22%
Negotiable order of withdrawal	1,319,416	1,631	0.17%	1,266,451	1,575	0.17%
Savings	530,005	857	0.22%	511,890	789	0.21%
Total interest bearing deposits	4,169,466	12,924	0.41%	4,659,142	17,541	0.50%
Short-term borrowings and FHLB advances	139,063	246	0.24%	38,924	36	0.12%
Long-term borrowings	135,837	5,154	5.07%	151,354	6,346	5.61%
Total interest bearing liabilities	4,444,366	$18,324	0.55%	4,849,420	$23,923	0.66%
Non-interest bearing demand	985,445			902,337
Other liabilities	53,082			50,639
Shareholders’ equity	1,090,204			1,139,308
Total liabilities and shareholders’ equity	$6,573,097			$6,941,704
Net interest income and spread		$185,453	4.14%		$198,628	4.23%
Net interest margin			4.26%			4.37%

Rate/Volume Analysis

(Dollars in thousands)	Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$1,602	$(22,119)	$(20,517)
Investment securities	(1,014)	2,908	1,894
Interest-bearing deposits in other banks	(368)	(61)	(429)
Other earning assets (2)	186	92	278
Total interest income	406	(19,180)	(18,774)
Interest expense
Time deposits	(3,026)	(1,569)	(4,595)
Money market	(187)	41	(146)
Negotiable order of withdrawal	66	(10)	56
Savings	28	40	68
Short-term borrowings and FHLB advances	155	55	210
Long-term borrowings	(619)	(573)	(1,192)
Total interest expense	(3,583)	(2,016)	(5,599)
Change in net interest income	$3,989	$(17,164)	$(13,175)

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

Provision for Loan Losses
The following table presents the provision (reversal) for loan losses for PCI and non-PCI loans for the three and nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Provision (reversal) for loan losses on PCI loans	$(4,205)	$(72)	$(7,633)	$(703)
Provision for loan losses on non-PCI loans	2,873	1,056	7,681	11,556
Provision (reversal) for Loan Losses	$(1,332)	$984	$48	$10,853
Three months ended September 30, 2014 compared to three months ended September 30, 2013.
The provision (reversal) for loan losses for the three months ended September 30, 2014 was $(1.3) million compared to a provision of $1.0 million for the three months ended September 30, 2013. The reversal of impairment was mainly due to improvements in our expectations of future cash flows on PCI loans resulting from higher than anticipated payoffs across all market areas and product types. Improvement in cash flows resulted in a $2.4 million and a $1.8 million reversal of impairment for covered and non-covered loans, respectively. In contrast, in the prior year, estimation of cash flows resulted in $0.2 million reversal of impairment in covered loans and $0.1 million additional impairment for non-covered loans, respectively.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013.
The provision for loan losses for the nine months ended September 30, 2014 was $48 thousand compared to $10.9 million for the nine months ended September 30, 2013. The improvement was mainly due to the reversal of provision associated with PCI loans and a lower level of net charge offs on new loans. The reversal of impairment associated with PCI loans was mainly due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs across all market areas and product types. Improvement in cash flows for non-covered and covered loans resulted in a $5.4 million and $2.2 million reversals of impairment, respectively. In contrast, in the prior year, improvement in cash flows for covered loans resulted in a $3.4 million reversal of impairment, partially offset by $2.7 million in increased impairment of non-covered loans. For our new loan portfolio, a $7.8 million charge off was recorded during the nine months of the prior year related to a single commercial credit relationship associated with suspected fraud. Charge offs declined to $4.6 million from $11.7 million in the prior year.
The table below illustrates the impact of our third quarter 2014 estimates of expected cash flows on PCI loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (2)	Weighted Average Note Rate	Weighted Average Life (Years)
Covered loan pools (1)	$10,828	6.09%	7.99%	$194,826	4.84%	2.84
Non-covered loans pools (1)	19,439	5.59%	7.81%	1,293,523	5.01%	3.22
Total	$30,267	5.67%	7.83%	$1,488,349	4.99%	3.17

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

Non-interest Income
Three months ended September 30, 2014 compared to three months ended September 30, 2013
Non-interest income declined $5.3 million to $10.0 million for the three months ended September 30, 2014 from $15.3 million for the three months ended September 30, 2013. The decline was mainly due to lower credit loss expectations in our legacy loan portfolios, which resulted in an increase of $3.4 million in FDIC indemnification asset amortization, and the absence of a $1.5 million gain recorded in the prior year upon exchange of two small investment company partnership interests and a $0.9 million insurance recovery. Contributing to the decline was a $0.5 million, or 8%, decline in service charges on deposit accounts as a result of a 9% decline in average balances of customer overdrafts. Partially offsetting this decline was an increase of $0.6 million in gains on sales of investment securities, and an increase of $0.4 million in investment advisory and trust fees due to increased assets under management and advisory commissions.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
Non-interest income declined $6.5 million to $33.2 million for the nine months ended September 30, 2014 from $39.7 million for the nine months ended September 30, 2013. The decline was mainly due to lower credit loss expectations in our legacy loan portfolios, which resulted in a $4.3 million increase in FDIC indemnification asset amortization, and a $2.0 million decline in service charges on deposit accounts, a result of a 16% decline in average balances on customer overdrafts. Contributing to the decline was a $1.2 million decline in mortgage fees, as residential mortgage loans sold declined to $111.9 million for the nine months ended September 30, 2014 from $145.4 million for the nine months ended September 30, 2013, in addition to the absence of the prior year $1.5 million gain and the $0.9 million insurance recovery discussed above. Partially offsetting this decline was an increase of $2.0 million in investment advisory and trust fees due to increased assets under management and advisory commissions, and an increase of $0.5 million in gains on sales of investment securities.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service charges on deposit accounts	$5,565	$6,034	$16,673	$18,711
Debit card income	3,017	2,854	8,964	8,669
Fees on mortgage loans originated and sold	1,195	1,477	3,077	4,319
Investment advisory and trust fees	1,183	740	3,354	1,380
FDIC indemnification asset expense	(3,881)	(502)	(8,110)	(3,779)
Legal settlements and insurance recoveries	—	900	—	900
Gain on Exchange of partnership interests	—	1,536	—	1,536
Investment securities gains (losses), net	317	(247)	463	(42)
Other-than-temporary impairment loss on investments:
Gross impairment loss	—	(54)	—	(54)
Other income	2,561	2,542	8,792	8,055
Total non-interest income	$9,957	$15,280	$33,213	$39,695

Non-interest Expense
Three months ended September 30, 2014 compared to three months ended September 30, 2013
Non-interest expense declined $7.8 million, or 13%, to $51.4 million for the three months ended September 30, 2014 from $59.3 million for the three months ended September 30, 2013. The decline was mainly due to a $4.9 million decline in the OREO valuation expense, foreclosed asset and loan workout expense components of our legacy credit expenses, which is reflecting the continued resolution of special assets. Contributing to the decline was a $0.9 million decline in stock-based compensation expense mainly associated with original founders awards, and a $0.9 million decline in professional fees. Partially offsetting this decline was an increase of $1.1 million in CVR expense as a result of our most recent estimate of expected credit losses from our legacy portfolios, and the absence of $0.4 million of prior year gains on extinguishment of debt. The CVR liability is measured each quarter and is payable after the fifth anniversary of the consummation of the respective acquisition and the current amount of the liability represents the expected payout discounted at an estimated market discount rate from the payout date to the reporting date.
OREO sales during the three months resulted in $15.8 million in cash proceeds, including $0.2 million in gains, reducing our OREO balance by 6.2% from June 30, 2014.
Salaries and employee benefits remained relatively flat for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Net occupancy expense declined $0.4 million as a result of our continued focus on consolidating facilities, partially offset by contractual increases in operating lease costs.
Other operating expense declined $1.8 million due to a decline in operational charge-offs, amortization of intangibles, and insurance costs.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
Non-interest expense declined $22.0 million, or 12%, to $157.9 million for the nine months ended September 30, 2014 from $180.0 million for the nine months ended September 30, 2013. The decline was mainly due to a $14.3 million decrease in the OREO valuation expense, foreclosed asset and loan workout expense components of our total legacy credit expenses, which is reflecting the continued resolution of special assets. Contributing to the decline was a $2.1 million decline in stock-based compensation expense mainly associated with original founders awards, a $1.8 million decline in professional fees, and a $1.2 million decline in CVR expense as a result of our most recent estimate of expected credit losses from our legacy portfolios.

OREO sales during the nine months resulted in $60.2 million in cash proceeds, including $4.1 million in gains, reducing our OREO balance by 30% from December 31, 2013.
Salaries and employee benefits increased $3.4 million, mainly due to an increase in compensation as a result of higher incentive compensation and employee benefits due to increasing healthcare costs.
Net occupancy expense declined $0.7 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, as a result of our continued focus on consolidating facilities, partially offset by contractual increases in operating lease costs.
Other operating expense declined $4.5 million mainly due to a decline in operational charge-offs, amortization of intangibles, and insurance costs.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Salaries and employee benefits	$22,590	$22,668	$69,537	$66,090
Stock-based compensation expense	443	1,371	2,191	4,312
Net occupancy and equipment expense	8,475	8,866	25,797	26,459
Computer services	3,332	3,231	9,974	9,872
Software expense	1,932	1,874	5,740	5,514
Telecommunication expense	1,406	1,534	4,642	4,919
OREO valuation expense	2,752	6,045	9,347	18,844
(Gains) losses on sales of OREO	(223)	188	(4,136)	(3,204)
Foreclosed asset related expense	845	1,265	3,295	4,909
Loan workout expense	911	2,063	3,205	6,363
Professional fees	1,532	2,426	5,574	7,418
Gains on extinguishment of debt	—	(430)	—	(122)
Legal settlement expense	100	535	100	535
Contingent value right expense (income)	278	(776)	1,372	2,535
Regulatory assessments	1,637	1,710	4,914	5,276
Amortization of intangibles	973	1,270	3,373	3,812
Other expense	4,435	5,423	12,990	16,426
Total non-interest expense	$51,418	$59,263	$157,915	$179,958
Our efficiency ratios for the three months ended September 30, 2014 and 2013 were 72.03% and 73.47%, respectively. Our core efficiency ratios for the three months ended September 30, 2014 and 2013 were 71.62% and 73.51%, respectively. Our efficiency ratios for the nine months ended September 30, 2014 and 2013 were 72.46% and 75.76%, respectively. Our core efficiency ratios for the nine months ended September 30, 2014 and 2013 were 71.39% and 73.05%, respectively.
The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three and nine months ended September 30, 2014 and 2013 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net interest income	$61,425	65,386	184,709	197,852
Reported non-interest income	9,957	15,280	33,213	39,695
Less: Securities gains (losses)	317	(54)	463	151
Core non-interest income	$9,640	$15,334	$32,750	$39,544
Reported non-interest expense	$51,418	$59,263	$157,915	$179,958
Less: Stock-based compensation	242	1,147	1,306	3,991
Contingent value right expense (income)	278	$(776)	$1,372	$2,535
Conversion and merger related expense (conversion, merger expense and other expense)	—	(19)	—	133
Gains on extinguishment of debt	—	(430)	—	(122)
Core non-interest expense	$50,898	$59,341	$155,237	$173,421
Efficiency Ratio	72.03%	73.47%	72.46%	75.76%
Core Efficiency Ratio	71.62%	73.51%	71.39%	73.05%
The core efficiency ratio is a non-GAAP measure which we believe provides analysts and investors with information useful in understanding our business and evaluating our operating efficiency. We monitor the core efficiency ratio to evaluate and control operating costs. The core efficiency ratio is also a measure utilized by our Board of Directors in measuring management’s performance in controlling operating costs in comparison to peers. This non-GAAP measure has inherent limitations and is not required to be uniformly applied. It should not be considered in isolation or as a substitute for analysis of results reported under GAAP. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for non-interest expense.

Income Taxes
The provision for income taxes was $8.1 million for the three months ended September 30, 2014 and $9.0 million for the three months ended September 30, 2013. The effective income tax rates were 38% and 44% for these periods, respectively. The provision for income taxes was $22.9 million for the nine months ended September 30, 2014 and $20.1 million for the nine months ended September 30, 2013. The effective income tax rates were 38% and 43% for these periods, respectively. The higher prior year effective income tax rates were mainly due to the impact of a $1.5 million charge to income tax expense as a result of changes in certain statutory rates that were enacted into law during the three months ended September 30, 2013.
At September 30, 2014 and December 31, 2013, the Company had no amounts recorded for uncertain tax positions and no unrecognized tax benefits. We do not expect to identify any unrecognized tax benefits during the next 12 months.

Financial Condition
Our assets totaled $6.7 billion at September 30, 2014 and $6.6 billion at December 31, 2013. Total loans increased $271.7 million to $4.8 billion at September 30, 2014 compared to $4.6 billion at December 31, 2013. The increase in total loans was due to $1.1 billion of new loans, partially offset by $227.8 million in resolutions of problem loans and $639.8 million in net principal repayments. Investment securities declined by $119.0 million mainly due to principal cash flows retained and redeployed to fund loan growth. Total deposits were $5.2 billion at September 30, 2014 and December 31, 2013. Time deposits declined by $17.4 million as a result of continued planned shrinkage in high-cost legacy time deposits, which declined by $222.7 million, partially offset by an increase in lower cost brokered time deposits of $205.4 million. The net increase in demand deposit and non-interest bearing accounts of $70.5 million increased our core deposits to 72.4% of total deposits at September 30, 2014 compared to 72.1% at December 31, 2013. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $389.4 million and $259.7 million at September 30, 2014 and December 31, 2013, respectively. The increase in borrowed funds was mainly due to $129.9 million of new short-term FHLB advances.

Shareholders’ equity was $1.1 billion at September 30, 2014 and December 31, 2013. During 2013 and 2014, the Company’s Board of Directors authorized stock repurchase plans of up to $200.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three months ended September 30, 2014, the Company repurchased $19.5 million, or 819,773 common shares at an average price of $23.78 per share. During the nine months ended September 30, 2014, the Company repurchased $85.4 million, or 3,586,771 common shares at an average price of $23.80 per share. As of September 30, 2014, the Company has repurchased a total of $155.3 million or 7,348,088 common shares at an average price of $21.14 per share, and had $44.7 million of remaining availability for future share repurchases.

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

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	September 30, 2014		December 31, 2013		Sequential Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$797,197	16.5%	$775,733	17.0%	$21,464	2.8%
Other commercial construction and land	243,563	5.0%	300,494	6.6%	(56,931)	(18.9)%
Multifamily commercial real estate	71,119	1.5%	67,688	1.5%	3,431	5.1%
1-4 family residential construction and land	76,442	1.6%	71,351	1.6%	5,091	7.1%
Total commercial real estate	1,188,321	24.6%	1,215,266	26.7%	(26,945)	(2.2)%
Owner occupied commercial real estate	1,026,853	21.3%	1,058,148	23.2%	(31,295)	(3.0)%
Commercial and industrial loans	959,641	19.9%	803,736	17.7%	155,905	19.4%
Lease financing	2,175	—%	2,676	0.1%	(501)	(18.7)%
Total commercial	1,988,669	41.2%	1,864,560	41.0%	124,109	6.7%
1-4 family residential	913,219	18.9%	804,322	17.7%	108,897	13.5%
Home equity loans	373,604	7.7%	386,366	8.5%	(12,762)	(3.3)%
Other consumer loans	242,451	5.0%	170,526	3.7%	71,925	42.2%
Total consumer	1,529,274	31.6%	1,361,214	29.9%	168,060	12.3%
Other	117,507	2.6%	110,989	2.4%	6,518	5.9%
Total loans	$4,823,771	100.0%	$4,552,029	100.0%	$271,742	6.0%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	September 30, 2014
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$327,458	$61,027	$408,712	$797,197
Other commercial construction and land	88,013	266	155,284	243,563
Multifamily commercial real estate	27,439	13,863	29,817	71,119
1-4 family residential construction and land	65,428	—	11,014	76,442
Total commercial real estate	508,338	75,156	604,827	1,188,321
Owner occupied commercial real estate	700,945	40,683	285,225	1,026,853
Commercial and industrial loans	836,036	13,555	110,050	959,641
Lease financing	2,175	—	—	2,175
Total commercial	1,539,156	54,238	395,275	1,988,669
1-4 family residential	523,598	47,156	342,465	913,219
Home equity loans	87,047	191,056	95,501	373,604
Other consumer loans	230,889	4,944	6,618	242,451
Total consumer	841,534	243,156	444,584	1,529,274
Other	70,180	3,664	43,663	117,507
Total loans	$2,959,208	$376,214	$1,488,349	$4,823,771

(Dollars in thousands)	December 31, 2013
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$219,482	$68,080	$488,171	$775,733
Other commercial construction and land	67,537	252	232,705	300,494
Multifamily commercial real estate	12,537	16,650	38,501	67,688
1-4 family residential construction and land	56,978	1	14,372	71,351
Total commercial real estate	356,534	84,983	773,749	1,215,266
Owner occupied commercial real estate	642,794	48,459	366,895	1,058,148
Commercial and industrial loans	643,044	20,875	139,817	803,736
Lease financing	2,676	—	—	2,676
Total commercial	1,288,514	69,334	506,712	1,864,560
1-4 family residential	332,585	53,095	418,642	804,322
Home equity loans	52,918	217,252	116,196	386,366
Other consumer loans	151,584	6,407	12,535	170,526
Total consumer	537,087	276,754	547,373	1,361,214
Other	57,320	3,959	49,710	110,989
Total loans	$2,239,455	$435,030	$1,877,544	$4,552,029
During the nine months ended September 30, 2014, our loan portfolio increased by $271.7 million due to $1.1 billion of new loans, partially offset by $227.8 million in resolutions of problem loans and $639.8 million in net principal repayments. New and acquired non-impaired loans now represent 69% of our total loan portfolio as compared to 59% at December 31, 2013. The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 43.4% and 36.2%, respectively, of new loan production for the nine months ended September 30, 2014. We expect that this production will be more balanced going forward, as we have substantially reduced our concentration in commercial real estate loans.

The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Nine Months Ended
	September 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$108,452	9.5%	$54,994	6.5%
Other commercial construction and land	70,429	6.2%	32,464	3.8%
Multifamily commercial real estate	13,713	1.2%	2,256	0.3%
1-4 family residential construction and land	39,835	3.5%	44,032	5.2%
Total commercial real estate	232,429	20.4%	133,746	15.8%
Owner occupied commercial real estate	114,363	10.0%	161,537	19.1%
Commercial and industrial loans	380,516	33.4%	276,956	32.8%
Lease financing	—	—%	2,554	0.3%
Total commercial	494,879	43.4%	441,047	52.2%
1-4 family residential	217,699	19.1%	153,114	18.1%
Home equity loans	41,992	3.7%	19,314	2.3%
Other consumer loans	137,151	12.1%	81,222	9.6%
Total consumer	396,842	34.9%	253,650	30.0%
Other	15,177	1.3%	15,922	2.0%
Total loans	$1,139,327	100.0%	$844,365	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.
Florida, South Carolina, North Carolina and Tennessee accounted for 33.4%, 11.8%, 29.6% and 25.2% of our new loans, respectively, for the nine months ended September 30, 2014. Florida, South Carolina, North Carolina, and Tennessee accounted for 22.6%, 16.7%, 45.1% and 15.6% of our new loans, respectively, for the nine months ended September 30, 2013. Of the new loans for the nine months ended September 30, 2014, $101.2 million related to purchased high quality residential loans.

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
We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank of the South where the FDIC reimburses us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans and a ten-year period for residential loans. We refer to all other loans as “non-covered loans.” These are new loans we originate or purchase, loans acquired through the acquisitions of Capital Bank, TIB Bank, Green Bankshares and Southern Community Financial and certain loans of the Failed Banks that we acquired, which are not covered by any loss sharing agreement.

Covered Loans
As of September 30, 2014, covered loans were $220.8 million, representing 4.6% of our loan portfolio of which 0.6% were past due 30-89 days, 10.6% were greater than 90 days past due and still accruing/accreting and 0.4% were nonaccrual. As of December 31, 2013, covered loans were $285.4 million, representing 6.3% of our loan portfolio of which 0.3% were past due 30-89 days, 14.2% were greater than 90 days past due and still accruing/accreting and 0.5% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date. Actual claims for reimbursement filed with the FDIC for incurred losses on covered loans but not yet paid were $3.5 million at September 30, 2014.
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
Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through September 30, 2014, totaling $128.3 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.
Non-Covered Loans
As of September 30, 2014, non-covered loans were $4.6 billion, representing 95.4% of our loan portfolio, of which 0.3% were past due 30-89 days, 3.0% were greater than 90 days past due and still accruing/accreting and 0.2% were nonaccrual. As of December 31, 2013, non-covered loans were $4.3 billion, representing 93.7% of our loan portfolio, of which 0.5% were past due 30-89 days, 5.0% were greater than 90 days past due and still accruing/accreting and 0.2% were nonaccrual.
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

Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	September 30, 2014				December 31, 2013
	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accrual	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$38,767	0.7%	10.6%	—%	$55,734	0.2%	19.1%	—%
Other commercial construction and land	13,522	0.1%	51.6%	—%	19,162	—%	44.2%	—%
Multifamily commercial real estate	4,708	—%	—%	—%	9,109	—%	—%	—%
1-4 family residential construction and land	—	—%	—%	—%	—	—%	—%	—%
Total commercial real estate	56,997	0.5%	19.5%	—%	84,005	0.1%	22.8%	—%
Owner occupied commercial real estate	56,623	0.4%	5.4%	—%	67,302	0.4%	9.9%	—%
Commercial and industrial loans	7,814	3.1%	1.6%	0.8%	10,212	—%	15.6%	—%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	64,437	0.7%	4.9%	0.1%	77,514	0.3%	10.6%	0.1%
1-4 family residential	56,882	0.5%	13.5%	—%	70,599	0.3%	15.3%	—%
Home equity loans	41,598	0.8%	3.4%	2.0%	51,315	0.4%	2.4%	2.5%
Other consumer loans	75	—%	36.0%	—%	102	—%	65.7%	—%
Total consumer	98,555	0.6%	9.2%	0.9%	122,016	0.4%	9.9%	1.0%
Other	848	—%	—%	—%	1,822	—%	52.4%	—%
Total covered loans	$220,837	0.6%	10.6%	0.4%	$285,357	0.3%	14.2%	0.5%
Non-covered Portfolio
Non-owner occupied commercial real estate	$758,430	0.1%	3.5%	0.1%	$719,999	0.2%	4.9%	—%
Other commercial construction and land	230,041	0.1%	13.4%	0.1%	281,332	0.4%	20.8%	0.2%
Multifamily commercial real estate	66,411	—%	3.2%	—%	58,579	0.5%	4.5%	—%
1-4 family residential construction and land	76,442	—%	1.6%	0.2%	71,351	—%	2.5%	—%
Total commercial real estate	1,131,324	0.1%	5.4%	0.1%	1,131,261	0.3%	8.7%	0.1%
Owner occupied commercial real estate	970,230	0.3%	1.8%	0.3%	990,846	0.5%	3.4%	0.3%
Commercial and industrial loans	951,827	0.1%	2.6%	0.3%	793,524	—%	3.8%	0.2%
Lease financing	2,175	—%	—%	—%	2,676	—%	—%	—%
Total commercial	1,924,232	0.2%	2.2%	0.3%	1,787,046	0.3%	3.6%	0.3%
1-4 family residential	856,337	0.4%	3.2%	0.1%	733,723	1.0%	5.1%	0.2%
Home equity loans	332,006	0.5%	1.4%	0.5%	335,051	0.8%	2.2%	0.7%
Other consumer loans	242,376	1.1%	0.1%	0.3%	170,424	1.3%	0.7%	0.5%
Total consumer	1,430,719	0.6%	2.3%	0.2%	1,239,198	1.0%	3.7%	0.4%
Other	116,659	0.1%	2.3%	—%	109,167	0.4%	4.3%	—%
Total non-covered loans	$4,602,934	0.3%	3.0%	0.2%	$4,266,672	0.5%	5.0%	0.2%
Total loans	$4,823,771	0.3%	3.4%	0.2%	$4,552,029	0.5%	5.6%	0.3%
Of the loans past due greater than 90 days and still in accruing/accreting status as of September 30, 2014, $23.4 million (or approximately 14.5%) were loans covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2013, $40.4 million (or approximately 15.9%) were loans covered by loss sharing agreements with the FDIC. All of the covered and non-covered loans classified as delinquent 90 days or more accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of September 30, 2014 declined by $93.3 million, or 35%, to $172.3 million as compared to $265.6 million at December 31, 2013. The change in non-performing loans during the nine months ended September 30, 2014 was attributable to $94.1 million in resolutions and $30.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $31.2 million of loans that became non-performing.

During the nine months ended September 30, 2014, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 45.3% consisted of commercial real estate loans and approximately 10.6% were associated with the covered loans in South Carolina.

The customer-owed principal balances and carrying amounts as of September 30, 2014 and December 31, 2013 are set forth in the tables below:

(Dollars in thousands)	September 30, 2014
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$83,475	$38,767	46.4%	$4,122	10.6%
Other commercial construction and land	74,378	13,522	18.2%	6,983	51.6%
Multifamily commercial real estate	10,853	4,708	43.4%	—	—%
1-4 family residential construction and land	3,170	—	—%	—	—%
Total commercial real estate	171,876	56,997	33.2%	11,105	19.5%
Owner occupied commercial real estate	70,133	56,623	80.7%	3,038	5.4%
Commercial and industrial loans	18,024	7,814	43.4%	194	2.5%
Lease financing	—	—	—%	—	—%
Total commercial	88,157	64,437	73.1%	3,232	5.0%
1-4 family residential	86,643	56,882	65.7%	7,718	13.6%
Home equity loans	58,313	41,598	71.3%	2,226	5.4%
Other consumer loans	222	75	33.8%	27	36.0%
Total consumer	145,178	98,555	67.9%	9,971	10.1%
Other	16,084	848	5.3%	—	—%
Total covered loans	$421,295	$220,837	52.4%	$24,308	11.0%
Non-covered Portfolio
Non-owner occupied commercial real estate	$842,791	$758,430	90.0%	$27,008	3.6%
Other commercial construction and land	505,033	230,041	45.5%	31,112	13.5%
Multifamily commercial real estate	75,344	66,411	88.1%	2,098	3.2%
1-4 family residential construction and land	110,312	76,442	69.3%	1,380	1.8%
Total commercial real estate	1,533,480	1,131,324	73.8%	61,598	5.4%
Owner occupied commercial real estate	1,044,121	970,230	92.9%	20,212	2.1%
Commercial and industrial loans	1,058,339	951,827	89.9%	27,762	2.9%
Lease financing	2,175	2,175	100.0%	—	—%
Total commercial	2,104,635	1,924,232	91.4%	47,974	2.5%
1-4 family residential	936,059	856,337	91.5%	28,330	3.3%
Home equity loans	386,580	332,006	85.9%	6,431	1.9%
Other consumer loans	257,588	242,376	94.1%	916	0.4%
Total consumer	1,580,227	1,430,719	90.5%	35,677	2.5%
Other	124,687	116,659	93.6%	2,703	2.3%
Total non-covered loans	$5,343,029	$4,602,934	86.1%	$147,952	3.2%
Total loans	$5,764,324	$4,823,771	83.7%	$172,260	3.6%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $200.5 million, or 47.6%, and $740.1 million, or 13.9%, respectively.

(2)	Includes loans greater than 90 days past due.

(Dollars in thousands)	December 31, 2013
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$101,639	$55,734	54.8%	$10,658	19.1%
Other commercial construction and land	86,039	19,162	22.3%	8,479	44.2%
Multifamily commercial real estate	15,543	9,109	58.3%	—	—%
1-4 family residential construction and land	3,556	—	—%	—	—%
Total commercial real estate	206,777	84,005	40.6%	19,137	22.8%
Owner occupied commercial real estate	82,206	67,302	81.9%	6,631	9.9%
Commercial and industrial loans	20,466	10,212	49.8%	1,663	16.3%
Lease financing	—	—	—%	—	—%
Total commercial	102,672	77,514	75.5%	8,294	10.7%
1-4 family residential	101,830	70,599	69.4%	10,824	15.3%
Home equity loans	70,686	51,315	72.6%	2,497	4.9%
Other consumer loans	85	102	—	67	65.7%
Total consumer	172,601	122,016	70.7%	13,388	11.0%
Other	18,315	1,822	9.8%	954	52.4%
Total covered loans	$500,365	$285,357	57.0%	$41,773	14.6%
Non-covered Portfolio
Non-owner occupied commercial real estate	$811,499	$719,999	88.7%	$35,653	5.0%
Other commercial construction and land	555,044	281,332	50.7%	59,196	21.0%
Multifamily commercial real estate	68,124	58,579	86.0%	2,641	4.5%
1-4 family residential construction and land	104,530	71,351	68.3%	1,797	2.5%
Total commercial real estate	1,539,197	1,131,261	73.5%	99,287	8.8%
Owner occupied commercial real estate	1,072,309	990,846	92.4%	37,368	3.8%
Commercial and industrial loans	903,772	793,524	87.8%	31,698	4.0%
Lease financing	2,676	2,676	100.0%	—	—%
Total commercial	1,978,757	1,787,046	90.3%	69,066	3.9%
1-4 family residential	805,865	733,723	91.0%	39,063	5.3%
Home equity loans	390,049	335,051	85.9%	9,637	2.9%
Other consumer loans	183,869	170,424	92.7%	2,055	1.2%
Total consumer	1,379,783	1,239,198	89.8%	50,755	4.1%
Other	117,804	109,167	92.7%	4,745	4.3%
Total non-covered loans	$5,015,541	$4,266,672	85.1%	$223,853	5.2%
Total loans	$5,515,906	$4,552,029	82.5%	$265,626	5.8%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $215.1 million, or 43.0%, and $748.8 million, or 14.9%, respectively.

(2)	Includes loans greater than 90 days past due.

Allowance and Provision for Loan Losses
At September 30, 2014, the allowance for loan losses was $52.3 million, of which $30.2 million was associated with PCI loans and $22.1 million related to new loans or acquired non-PCI loans. At September 30, 2014, the allowance for loan losses represents 1.08% of our total $4.8 billion loan portfolio. At December 31, 2013, the allowance for loan losses was $56.9 million of which $19.0 million related to new loans or acquired non-PCI loans, and $37.9 million was associated with PCI loans. At December 31, 2013, the allowance for loan losses represented 1.25% of our total $4.6 billion loan portfolio.
For non PCI loans, the allowance for loan losses reflects an allowance for probable incurred credit losses in the loan portfolio. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analysis and loan pool analysis. Individual loan analysis are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired.
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

The following table presents the roll-forward of the allowance for loan losses for PCI and non-PCI loans for the three and nine months ended September 30, 2014 and 2013 by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	September 30, 2014			September 30, 2013
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan losses at the beginning of the period	$20,835	$34,472	$55,307	$17,640	$39,192	$56,832
Charge-offs:
Non-owner occupied commercial real estate	(88)	—	(88)	—	—	—
Other commercial construction and land	—	—	—	(50)	—	(50)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	(4)	—	(4)	—	—	—
Total commercial real estate	(92)	—	(92)	(50)	—	(50)
Owner occupied commercial real estate	(12)	—	(12)	—	—	—
Commercial and industrial loans	(283)	—	(283)	(544)	—	(544)
Lease financing	—	—	—	—	—	—
Total commercial	(295)	—	(295)	(544)	—	(544)
1-4 family residential	(13)	—	(13)	(9)	—	(9)
Home equity loans	(337)	—	(337)	(3)	—	(3)
Other consumer loans	(984)	—	(984)	(685)	—	(685)
Total consumer	(1,334)	—	(1,334)	(697)	—	(697)
Other	(585)	—	(585)	(654)	—	(654)
Total charge-offs	(2,306)	—	(2,306)	(1,945)	—	(1,945)
Recoveries:
Non-owner occupied commercial real estate	207	—	207	11	—	11
Other commercial construction and land	11	—	11	135	—	135
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	220	—	220	148	—	148
Owner occupied commercial real estate	2	—	2	17	—	17
Commercial and industrial loans	106	—	106	78	—	78
Lease financing	—	—	—	—	—	—
Total commercial	108	—	108	95	—	95
1-4 family residential	5	—	5	60	—	60
Home equity loans	38	—	38	(117)	—	(117)
Other consumer loans	133	—	133	120	—	120
Total consumer	176	—	176	63	—	63
Other	161	—	161	216	—	216
Total recoveries	665	—	665	522	—	522
Net charge-offs	(1,641)	—	(1,641)	(1,423)	—	(1,423)
Provision (reversal) for loan losses:
Non-owner occupied commercial real estate	(76)	(1,696)	(1,772)	153	2,191	2,344
Other commercial construction and land	493	908	1,401	(242)	(959)	(1,201)
Multifamily commercial real estate	23	(40)	(17)	(13)	57	44
1-4 family residential construction and land	(70)	(316)	(386)	38	315	353
Total commercial real estate	370	(1,144)	(774)	(64)	1,604	1,540
Owner occupied commercial real estate	(29)	(401)	(430)	(99)	456	357
Commercial and industrial loans	66	(179)	(113)	47	(311)	(264)
Lease financing	—	—	—	3	—	3
Total commercial	37	(580)	(543)	(49)	145	96
1-4 family residential	395	(1,645)	(1,250)	87	(1,127)	(1,040)
Home equity loans	389	(760)	(371)	(6)	(34)	(40)
Other consumer loans	1,239	5	1,244	711	23	734
Total consumer	2,023	(2,400)	(377)	792	(1,138)	(346)
Other	443	(81)	362	377	(683)	(306)
Total provision (reversal) for loan losses	2,873	(4,205)	(1,332)	1,056	(72)	984
Allowance for loan losses at the end of the period	$22,067	$30,267	$52,334	$17,273	$39,120	$56,393

	Nine Months Ended
(Dollars in thousands)	September 30, 2014			September 30, 2013
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan losses at the beginning of the period	$18,951	$37,900	$56,851	$17,439	$39,823	$57,262
Charge-offs:
Non-owner occupied commercial real estate	(292)	—	(292)	(92)	—	(92)
Other commercial construction and land	(207)	—	(207)	(152)	—	(152)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	(6)	—	(6)	—	—	—
Total commercial real estate	(505)	—	(505)	(244)	—	(244)
Owner occupied commercial real estate	(156)	—	(156)	—	—	—
Commercial and industrial loans	(444)	—	(444)	(9,555)	—	(9,555)
Lease financing	—	—	—	—	—	—
Total commercial	(600)	—	(600)	(9,555)	—	(9,555)
1-4 family residential	(114)	—	(114)	(37)	—	(37)
Home equity loans	(931)	—	(931)	(1,370)	—	(1,370)
Other consumer loans	(2,572)	—	(2,572)	(2,066)	—	(2,066)
Total consumer	(3,617)	—	(3,617)	(3,473)	—	(3,473)
Other	(1,716)	—	(1,716)	(2,063)	—	(2,063)
Total charge-offs	(6,438)	—	(6,438)	(15,335)	—	(15,335)
Recoveries:
Non-owner occupied commercial real estate	297	—	297	76	—	76
Other commercial construction and land	23	—	23	755	—	755
Multifamily commercial real estate	—	—	—	41	—	41
1-4 family residential construction and land	6	—	6	25	—	25
Total commercial real estate	326	—	326	897	—	897
Owner occupied commercial real estate	26	—	26	283	—	283
Commercial and industrial loans	272	—	272	738	—	738
Lease financing	—	—	—	—	—	—
Total commercial	298	—	298	1,021	—	1,021
1-4 family residential	12	—	12	108	—	108
Home equity loans	152	—	152	338	—	338
Other consumer loans	447	—	447	417	—	417
Total consumer	611	—	611	863	—	863
Other	638	—	638	832	—	832
Total recoveries	1,873	—	1,873	3,613	—	3,613
Net charge-offs	(4,565)	—	(4,565)	(11,722)	—	(11,722)
Provision (reversal) for loan losses:
Non-owner occupied commercial real estate	105	(1,911)	(1,806)	(46)	2,982	2,936
Other commercial construction and land	992	3,889	4,881	(769)	(1,351)	(2,120)
Multifamily commercial real estate	(1)	144	143	(60)	(27)	(87)
1-4 family residential construction and land	(140)	(175)	(315)	145	275	420
Total commercial real estate	956	1,947	2,903	(730)	1,879	1,149
Owner occupied commercial real estate	10	(1,453)	(1,443)	(654)	1,386	732
Commercial and industrial loans	448	(231)	217	8,226	659	8,885
Lease financing	(2)	—	(2)	3	—	3
Total commercial	456	(1,684)	(1,228)	7,575	2,045	9,620
1-4 family residential	952	(6,694)	(5,742)	232	540	772
Home equity loans	1,003	(473)	530	1,014	(4,875)	(3,861)
Other consumer loans	3,326	(59)	3,267	2,234	(137)	2,097
Total consumer	5,281	(7,226)	(1,945)	3,480	(4,472)	(992)
Other	988	(670)	318	1,231	(155)	1,076
Total provision (reversal) for loan losses	7,681	(7,633)	48	11,556	(703)	10,853
Allowance for loan losses at the end of the period	$22,067	$30,267	$52,334	$17,273	$39,120	$56,393

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan losses for non-PCI loans to the various segments of the loan portfolio based on information available as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	September 30, 2014			December 31, 2013
	Non-PCI Loan Balance	Allowance for Loan Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$388,485	$1,725	0.4%	$287,562	$1,615	0.6%
Other commercial construction and land	88,279	2,009	2.3%	67,789	1,201	1.8%
Multifamily commercial real estate	41,302	115	0.3%	29,187	116	0.4%
1-4 family residential construction and land	65,428	925	1.4%	56,979	1,065	1.9%
Total commercial real estate	583,494	4,774	0.8%	441,517	3,997	0.9%
Owner occupied commercial real estate	741,628	2,491	0.3%	691,253	2,611	0.4%
Commercial and industrial loans	849,591	7,153	0.8%	663,919	6,877	1.0%
Lease financing	2,175	1	—%	2,676	3	0.1%
Total commercial	1,593,394	9,645	0.6%	1,357,848	9,491	0.7%
1-4 family residential	564,315	3,129	0.6%	377,668	2,279	0.6%
Home equity loans	278,103	622	0.2%	270,170	398	0.1%
Other consumer loans	235,833	3,519	1.5%	157,991	2,318	1.5%
Total consumer	1,078,251	7,270	0.7%	805,829	4,995	0.6%
Other	73,844	378	0.5%	61,279	468	0.8%
Total loans	$3,328,983	$22,067	0.7%	$2,666,473	$18,951	0.7%

Criticized and Classified Loans
Loans with the following attributes are categorized as criticized and classified loans: (1) a potential weakness that deserves management’s close attention; (2) inadequate protection by the current net worth and paying capacity of the obligor or of the collateral pledged; or (3) weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The following table summarizes criticized and classified loans at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014 (1)			December 31, 2013 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$15,048	$110,381	$125,429	$26,995	$123,515	$150,510
Other commercial construction and land	9,604	61,393	70,997	15,297	110,245	125,542
Multifamily commercial real estate	806	5,125	5,931	2,421	6,270	8,691
1-4 family residential construction and land	—	5,166	5,166	—	8,336	8,336
Total commercial real estate	25,458	182,065	207,523	44,713	248,366	293,079
Owner occupied commercial real estate	20,017	55,548	75,565	24,747	86,335	111,082
Commercial and industrial loans	3,967	39,481	43,448	4,504	54,261	58,765
Lease financing	—	—	—	—	—	—
Total commercial	23,984	95,029	119,013	29,251	140,596	169,847
1-4 family residential	9,827	47,574	57,401	16,208	59,828	76,036
Home equity loans	2,914	8,995	11,909	6,983	13,663	20,646
Other consumer loans	27	971	998	67	2,189	2,256
Total consumer	12,768	57,540	70,308	23,258	75,680	98,938
Other	822	7,901	8,723	1,794	13,114	14,908
Total loans	$63,032	$342,535	$405,567	$99,016	$477,756	$576,772
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $171.2 million during the nine months ended September 30, 2014 as a result of $30.4 million in transfers to other real estate owned and $209.6 million of pay downs, charge offs and upgrades. Loan downgrades of $68.8 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of September 30, 2014, there were 22 loans individually evaluated for impairment and 11 deemed impaired with a related allowance for loan losses of $34 thousand. At December 31, 2013, there were 28 loans individually evaluated for impairment and 7 deemed impaired with a related allowance for loan losses of $0.5 million. The specific reserve at December 31, 2013 was primarily related to a commercial loan with a balance $1.8 million.
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

(Dollars in thousands)	September 30, 2014			December 31, 2013
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$923	$9,667	$10,590	$1,336	$10,474	$11,810
Accruing/accreting loans delinquent 90 days or more	23,385	138,285	161,670	40,437	213,379	253,816
Total non-performing loans	24,308	147,952	172,260	41,773	223,853	265,626
Non-accrual investment securities	—	—	—	—	800	800
Repossessed personal property	—	144	144	—	108	108
Other real estate owned	14,859	75,418	90,277	25,251	104,145	129,396
Total non-performing assets	$39,167	$223,514	$262,681	$67,024	$328,906	$395,930
Allowance for loan losses	$11,076	$41,258	$52,334	$13,051	$43,800	$56,851
Non-performing assets as a percent of total assets	0.59%	3.34%	3.93%	1.01%	4.97%	5.98%
Non-performing loans as a percent of total loans	0.50%	3.07%	3.57%	0.92%	4.92%	5.84%
Allowance for loan losses as a percent of non-performing loans	45.57%	27.89%	30.38%	31.24%	19.57%	21.40%
Allowance for loan losses as a percent of non-PCI loans			0.66%			0.71%
At September 30, 2014 and December 31, 2013, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 4. Loans in our consolidated financial statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at September 30, 2014 declined by $133.2 million to $262.7 million compared to $395.9 million at December 31, 2013. The change in non-performing assets was mainly attributable to a decline in non-performing loans and other real estate owned of $93.3 million and $39.1 million, respectively. The decline in non-performing loans was due to $94.1 million in resolutions and $30.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $31.2 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $60.2 million, partially offset by valuation adjustments and acquisitions as noted above.

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
Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following tables set forth our investment securities as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Marketable equity securities	$946	$946	0.2%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	578,097	576,062	99.2%	1.78%	3.85
Industrial revenue bonds	3,580	3,724	0.6%	2.23%	0.24
Total	$582,623	$580,732	100.0%	1.78%	3.83
Held-to-Maturity
U.S. Government agencies	$14,288	$14,256	3.1%	2.85%	5.43
Corporate bonds	25,000	25,163	5.5%	5.17%	5.09
State and political subdivisions—tax exempt	12,970	13,445	2.9%	3.18%	4.40
State and political subdivisions—taxable	539	560	0.1%	3.88%	4.04
Mortgage-backed securities—residential issued by government sponsored entities	402,012	404,288	88.4%	2.36%	4.09
Total	$454,809	$457,712	100.0%	2.56%	4.20

(Dollars in thousands)	December 31, 2013
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Asset-backed securities	$133,647	$133,225	19.4%	0.62%	3.99
Marketable equity securities	946	931	0.1%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	549,869	546,626	79.8%	1.66%	3.39
Industrial revenue bonds	3,750	3,859	0.6%	2.25%	0.24
Collateralized debt obligations	505	800	0.1%	—	—
Total	$688,717	$685,441	100.0%	1.46%	3.48
Held-to-maturity
U.S. Government agencies	$14,972	$14,571	3.2%	2.86%	5.53
State and political subdivisions—tax exempt	14,201	14,099	3.1%	3.01%	4.67
State and political subdivisions—taxable	545	533	0.1%	3.86%	4.65
Mortgage-backed securities—residential issued by government sponsored entities	435,380	430,490	93.6%	2.38%	4.73
Total	$465,098	$459,693	100.0%	2.42%	4.75

Contractual maturities of investment securities at September 30, 2014 and December 31, 2013 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
September 30, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Marketable equity securities	$—	—	$—	—	$—	—	$—	—	$946	NA	$946	NA
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	576,062	1.78%	576,062	1.78%
Industrial revenue bonds	—	—	—	—	—	—	3,724	2.23%	—	—	3,724	2.23%
Total	$—	—	$—	—	$—	—	$3,724	2.23%	$577,008	1.78%	$580,732	1.78%
Held-to-Maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$14,256	2.85%	$—	—	$14,256	2.85%
Corporate bonds	—	—	10,050	4.87%	15,113	5.37%	—	—	—	—	25,163	5.17%
State and political subdivisions—tax exempt	204	0.76%	832	2.03%	10,242	3.25%	2,167	3.54%	—	—	13,445	3.18%
State and political subdivisions—taxable	—	—	—	—	—	—	560	3.88%	—	—	560	3.88%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	404,288	2.36%	404,288	2.36%
Total	$204	0.76%	$10,882	4.65%	$25,355	4.52%	$16,983	2.97%	$404,288	2.36%	$457,712	2.56%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Asset-backed securities	$—	—	$—	—	$55,983	0.64%	$77,242	0.61%	$—	—	$133,225	0.62%
Marketable equity securities	—	—	—	—	—	—	—	—	931	NA	931	NA
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	546,626	4.66%	546,626	1.66%
Industrial revenue bonds	—	—	—	—	—	—	3,859	2.25%	—	—	3,859	2.25%
Collateralized debt obligations	—	—	—	—	—	—	800	—	—	—	800	—
Total	$—	—	$—	—	$55,983	0.64%	$81,901	0.68%	$547,557	4.66%	$685,441	1.46%
Held-to-maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$14,571	2.86%	$—	—	$14,571	2.86%
State and political subdivisions—tax exempt	674	0.83%	1,140	2.06%	7,631	3.02%	4,654	3.56%	—	—	14,099	3.01%
State and political subdivisions—taxable	—	—	—	—	—	—	533	3.86%	—	—	533	3.86%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	430,490	2.38%	430,490	2.38%
Total	$674	0.83%	$1,140	2.06%	$7,631	3.02%	$19,758	3.05%	$430,490	2.38%	$459,693	2.42%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security; we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis, there were no investment securities considered to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013.
At December 31, 2013, we owned a collateralized debt obligation (“CDO”) collateralized by trust preferred securities issued primarily by banks and several insurance companies. We sold our investment in the CDO on January 7, 2014. Proceeds from the sale were $0.8 million and gross gains were $0.3 million.

Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of September 30, 2014, our core deposits, which we define as demand deposits, savings and money market accounts, increased by $7.8 million as compared to December 31, 2013. Net new checking account growth contributed to the increase in core deposits during the nine months ended September 30, 2014, as we are building our deposit base around service-oriented customer relationships. The average contractual rate on core deposits remained flat at 0.14%.
Time deposit balances declined by $17.4 million as compared to December 31, 2013. At September 30, 2014, our wholesale time deposits increased by $205.4 million as compared to December 31, 2013, providing a lower cost source of funding as compared with higher rate legacy time deposits. The $222.7 million net decrease in retail certificates of deposit accounts was primarily a result of continued planned shrinkage in these high-cost legacy time deposits. The average contractual rate on time deposits decreased to 1.05% from 1.18% at December 31, 2013.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014			December 31, 2013			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand	$1,006,556	19%	—%	$923,993	18%	—%	$82,563	8.9%
Negotiable order of withdrawal	1,309,839	25%	0.15%	1,321,903	25%	0.15%	(12,064)	(0.9)%
Savings	514,729	10%	0.22%	530,144	10%	0.21%	(15,415)	(2.9)%
Money market	914,226	18%	0.23%	961,526	19%	0.21%	(47,300)	(4.9)%
Total core deposits	3,745,350	72%	0.14%	3,737,566	72%	0.14%	7,784	0.2%
Customer time deposits	1,161,255	22%	1.12%	1,384,001	27%	1.14%	(222,746)	(16.1)%
Wholesale time deposits	268,851	5%	0.78%	63,496	1%	2.04%	205,355	323.4%
Total time deposits	1,430,106	28%	1.05%	1,447,497	28%	1.18%	(17,391)	(1.2)%
Total deposits	$5,175,456	100%	0.39%	$5,185,063	100%	0.43%	$(9,607)	(0.2)%
The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	September 30, 2014		December 31, 2013
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest-bearing demand	$1,010,817	—%	$964,823	—%
Interest-bearing
Negotiable order of withdrawal	1,313,693	0.16%	1,288,723	0.17%
Savings	525,854	0.22%	531,930	0.21%
Money market	935,223	0.23%	947,429	0.22%
Time deposits (1)	1,372,696	0.86%	1,513,038	0.83%
Total deposits	$5,158,283	0.34%	$5,245,943	0.34%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

(Dollars in thousands)	September 30, 2014
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of less than $100K	Total
Three or less	$142,536	$102,565	$245,101
Over three to six	88,994	92,165	181,159
Over six to twelve	167,857	161,421	329,278
Over twelve	403,356	271,212	674,568
Total deposits	$802,743	$627,363	$1,430,106

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
As of September 30, 2014 and December 31, 2013, we had 13.93% and 14.82% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.
These non-GAAP measures have inherent limitations and are not required to be uniformly applied. They should not be considered in isolation or as a substitute for analysis of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for shareholders’ equity or total assets. The following table provides reconciliations of tangible common equity and tangible common equity ratio to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in thousands)
	September 30, 2014	December 31, 2013
Total shareholders' equity	$1,064,939	$1,112,788
Less: goodwill, core deposits intangibles	(154,387)	(155,352)
Tangible common equity	$910,552	$957,436
Total assets	$6,690,299	$6,617,561
Less: goodwill, core deposits intangibles	(154,387)	(155,352)
Tangible assets	$6,535,912	$6,462,209
Tangible common equity ratio	13.93%	14.82%
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).

As of September 30, 2014, we had a Tier 1 leverage ratio of 14.4%, which provides us with $282.1 million in excess capital relative to the 10% Tier 1 leverage ratio required under our OCC Operating Agreement and $410.3 million in excess capital relative to our longer-term target of 8%.
As of September 30, 2014, Capital Bank, N.A. had a 13.4% Tier 1 leverage ratio, an 17.1% Tier 1 risk-based ratio and an 18.2% total risk-based capital ratio.
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
The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of September 30, 2014 and December 31, 2013 are presented in the following tables.

(Dollars in thousands)			Actual
	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2014	December 31, 2013
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	14.4%	14.9%
Capital Bank, N.A.	≥ 5.0%	≥ 4.0%	13.4%	13.4%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 4.0%	18.4%	19.7%
Capital Bank, N.A.	≥ 6.0%	≥ 4.0%	17.1%	17.7%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	19.5%	21.0%
Capital Bank, N.A.	≥ 10.0%	≥ 8.0%	18.2%	18.9%

	Actual
(Dollars in thousands)	September 30, 2014	December 31, 2013
CBF Consolidated
Tier 1 Capital	$923,231	$949,623
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$282,128	$314,306
vs. 8% target	$410,348	$441,370
Capital Bank, N.A.
Tier 1 Capital	$855,566	$849,520
Excess Tier 1 Capital:
vs. 10% regulatory requirement	$215,440	$214,396
vs. 8% target	$343,466	$341,421

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
As of September 30, 2014 and December 31, 2013, cash and liquid securities totaled 17.9%, and 20.0% of assets, respectively providing us with $193.7 million and $328.7 million, respectively, of excess liquidity relative to our planning target. As of September 30, 2014 and December 31, 2013, the ratio of wholesale to total funding was 12.8% and 7.2% respectively, which is below our planning target of 15%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the subsidiary bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At September 30, 2014 and December 31, 2013, there were $226.1 million and $96.3 million, respectively, in FHLB advances outstanding. In addition, we had $25.7 million and $25.6 million in letters of credit outstanding as of September 30, 2014 and December 31, 2013, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $58.7 million and $95.4 million, respectively.
We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.
As of September 30, 2014 and December 31, 2013, our holding company had cash of approximately $73.6 million and $109.9 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The decline in cash at our holding company was primarily due to the repurchase of $85.4 million of common stock during the nine months ended September 30, 2014. Partially offsetting this decline was $56.0 million of dividends to the Company by its subsidiary Capital Bank N.A., which was approved by the OCC on July 8, 2014.
We calculate tangible book value, and tangible book value per share, which are non-GAAP measures because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. Tangible book value is equal to book value less goodwill and core deposit intangibles, net of related deferred tax liabilities. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors. These non-GAAP measures have inherent limitations and are not required to be uniformly applied. They should not be considered in isolation or as a substitute for analyzes of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for total shareholders’ equity. The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars in thousands, except per share amounts)
	September 30, 2014	December 31, 2013
Total shareholders' equity	$1,064,939	$1,112,788
Less: goodwill, core deposits intangibles, net of taxes	(146,671)	(146,277)
Tangible book value	$918,268	$966,511
Common shares outstanding	48,331	52,098
Book Value Per Share	$22.03	$21.36
Tangible book value per share	$19.00	$18.55

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At September 30, 2014, approximately 52% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of five years or less. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At September 30, 2014, securities accounted for 16% of assets, and the effective duration of the portfolio was 3.6 years with limited extension risk to 3.8 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At September 30, 2014, core deposits accounted for 72% of total deposits, and checking balances accounted for 62% of core deposits.
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
Based upon the current interest rate environment, as of September 30, 2014, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$13,820	5.9%	$55,707	4.6%
200	9,215	4.0%	42,144	3.5%
100	4,185	1.8%	23,660	2.0%
—	—	—%	—	—%
(25)	(877)	(0.4)%	(6,883)	(0.6)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of September 30, 2014, we were in compliance with all of the limits and policies established by our Board of Directors for active scenarios.

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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31	255,803	$23.36	255,803	$8,178,076
August 1-31	340,977	23.68	340,977	102,751
September 1-30	222,993	24.43	222,993	44,656,133
Total	819,773	$23.78	819,773	$44,656,133
During 2013 and 2014, the Company’s Board of Directors authorized stock repurchase plans of up to $200.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three months ended September 30, 2014, the Company repurchased $19.5 million, or 819,773 common shares at an average price of $23.78 per share. During the nine months ended September 30, 2014, the Company repurchased $85.4 million, or 3,586,771 common shares at an average price of $23.80 per share.
As of September 30, 2014, the Company has repurchased a total of $155.3 million or 7,348,088 common shares at an average price of $21.14 per share, and had $44.7 million of remaining availability for future share repurchases.

ITEM 3: DEFAULT UPON SENIOR SECURITIES
None

ITEM 4: MINE SAFETY DISCLOSURES
None

ITEM 5: OTHER INFORMATION
None

ITEM 6: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

31.1	Chief Executive Officer's certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer's certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer's certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer's certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CAPITAL BANK FINANCIAL CORP.

Date:	November 6, 2014	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	November 6, 2014	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)