Form 10-K
period 2014-12-31
Capital Bank Financial Corp.
filed 2015-02-27
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-K
______________________________________
  (Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
 ________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐   Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐   Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Voting Common Stock held by non-affiliates was $623.3 million.
On January 31, 2015, there were 30,184,937 shares of the Registrant's Class A Common Stock outstanding and 17,407,984 shares of the Registrant's Class B Non-Voting Common Stock outstanding.
Documents Incorporated By Reference: Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2014 fiscal year end are incorporated by reference into Part III of this report.

CAPITAL BANK FINANCIAL CORP.
FORM 10-K
For the fiscal year ended December 31, 2014

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

ITEM 1: BUSINESS
Our Company
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits of three failed banks from the Federal Deposit Insurance Corporation (“FDIC”). We operate 162 branches in Florida, North and South Carolina, Tennessee, and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
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
Our Chief Financial Officer, Christopher G. Marshall, has over 32 years of financial and managerial experience, including serving as Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC, Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Mr. Marshall also served as Chief Financial Officer of Bank of America’s Consumer Products Group. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services.

Our Chief Credit Officer, R. Bruce Singletary, has over 34 years of experience, including 21 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region. Mr. Singletary then relocated to Florida to establish a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).
Our Chief of Strategic Planning and Investor Relations, Kenneth A. Posner, spent 13 years as an equity research analyst including serving as a Managing Director at Morgan Stanley focusing on a wide range of financial services firms. Mr. Posner also served in the United States Army, rising to the rank of Captain and has received professional designations as a Certified Public Accountant, as a Chartered Financial Analyst and for Financial Risk Management.
Our Acquisitions
Overview
Our banking operations commenced on July 16, 2010, when we purchased $1.2 billion of assets and assumed $960.1 million of deposits of three failed banks from the FDIC. We did not pay the FDIC a premium for the deposits of the failed banks. In connection with these acquisitions, we entered into loss sharing agreements with the FDIC covering approximately $796.1 million of outstanding loans balances and real estate of the failed banks that we acquired. Under the loss sharing agreements, the FDIC has agreed to absorb 80% of all future credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. On September 30, 2010, we invested $175.0 million in TIB Financial Corp. (“TIB Financial”), a publicly held financial services company that had total assets of $1.7 billion and operated 28 branches in southwest Florida and the Florida Keys. On January 28, 2011, we invested $181.1 million in Capital Bank Corporation (“Capital Bank Corp.”), a publicly held financial services company that had $1.7 billion in assets and operated 32 branches in central and western North Carolina. On September 7, 2011, we invested $217.0 million in Green Bankshares, Inc. (“Green Bankshares”), a publicly held financial services company that had $2.4 billion in assets and operated 63 branches across East and middle Tennessee in addition to one branch in each of Virginia and North Carolina. In addition, on October 1, 2012, we invested approximately $99.3 million in Southern Community Financial Corporation, a publicly held financial services company that had approximately $1.4 billion in assets and operated 22 branches in North Carolina. We have integrated our seven acquired institutions and combined them all onto a single scalable processing platform.
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
We have agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final resolution of all covered assets under the loss sharing agreements in the event losses thereunder fail to reach expected levels, not to exceed ten years from the date of our acquisition of the Failed Banks. The estimated fair value of the true-up payment as of the acquisition date was $1.0 million. As of December 31, 2014, we have a $1.3 million accrual for the estimated fair value of this liability.
Under the loss sharing agreements, we are limited in our ability to dispose of covered assets and we are required to follow specific servicing procedures and to undertake loss mitigation efforts. Additionally, the FDIC has information rights with respect to our performance, requiring us to maintain detailed compliance records.
The carrying value of the FDIC indemnification asset at December 31, 2014 was $16.8 million.
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
The maximum amount that may be payable under the Capital Bank Corp. CVR at the end of its five-year term is approximately $9.7 million. Based on the credit performance of Capital Bank Corp.’s existing loan portfolio to date, we currently anticipate that holders of Capital Bank Corp. CVRs are unlikely to receive a payment at the end of the five-year term of the Capital Bank Corp. CVRs. If there is a change of control of the Company prior to the end of such five-year term, the CVRs will receive the maximum payout amount of $0.75 in cash per CVR.
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
This transaction gave us a strong presence in fast-growing North Carolina markets, including the Raleigh MSA, which, according to SNL Financial, has the fourth highest projected population growth rate in the nation, with over 8.2% growth projected between 2014 and 2019.
Green Bankshares, Inc.
On September 7, 2011, we invested $217.0 million in Green Bankshares, a publicly held bank holding company headquartered in Greeneville, Tennessee that had $2.4 billion in assets reported at the date of acquisition and operated 63 branches across East and middle Tennessee in addition to one branch in each of Virginia and North Carolina. Total assets at the date of acquisition included gross loans of $1.3 billion. Also, in connection with the investment, each existing Green Bankshares stockholder received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Green Bankshares’ existing loan portfolio. We estimate that the maximum amount that may be payable under the Green Bankshares CVR at the end of its five-year term to be $10.0 million, based on the number of Green Bankshares common shares outstanding as of September 6, 2011. As of December 31, 2014 and 2013, we had no liability and had $0.1 million accrued related to these CVRs, respectively. Based on the credit performance of Green Bankshares’ existing loan portfolio to date, we currently anticipate that holders of Green Bankshares CVRs are unlikely to receive a payment at the end of the five-year term of the Green Bankshares CVRs. If there is a change of control of the Company prior to the end of such five-year term, the CVRs will receive the maximum payout amount of $0.75 in cash per CVR.
Upon completion of our investment, we owned approximately 90% of Green Bankshares’ common stock. On September 7, 2011, we merged GreenBank, Green Bankshares’ banking subsidiary, into Capital Bank in an all-stock transaction similar to the other bank mergers described above.
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

Southern Community Financial Corporation
On October 1, 2012, we completed the acquisition of all of the preferred and common equity interests in Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston Salem, North Carolina with approximately $1.4 billion in assets and 22 branches in Winston-Salem, the Piedmont Triad and other North Carolina markets. The consideration consisted of approximately $99.3 million in cash. Also, in connection with the acquisition, each common shareholder of SCMF received one CVR per share that entitles the holder to receive up to $1.30 in cash per share at the end of a five-year period based on the credit performance of SCMF’s existing loan portfolio (the “Maximum Payment Amount”). The maximum amount that may be payable under the Southern Community CVR at the end of its five-year term is $21.9 million. As of December 31, 2014 and 2013, we had accrued $17.4 million and $15.7 million, respectively, related to these CVRs. Based on the credit performance of SCMF’s existing loan portfolio to date, we currently anticipate that, absent the receipt of the Redemption Proceeds pursuant to the consent solicitation currently being conducted with respect to the Southern Community CVRs and discussed below, holders of Southern Community CVRs are likely to receive the Maximum Payment Amount at the end of the five-year term of the Southern Community CVRs. The CVRs will also receive the Maximum Payment Amount upon the consummation of a change of control of the Company prior to the end of such five-year term.
Southern Community, founded in 1996, was the parent of Southern Community Bank and Trust and controlled the third largest share of deposits in the Winston-Salem MSA, the fifth largest MSA in North Carolina. It operated in the neighboring counties of Guilford, Stokes, Surry and Yadkin counties with a branch each in Raleigh and Asheville.
The SCMF acquisition resulted in us acquiring assets with an estimated fair value at the date of acquisition of $1.4 billion, including $0.8 billion of loans, $0.3 billion of investment securities and $0.1 billion of cash and cash equivalents. We also assumed liabilities with a reported carrying value of $1.3 billion, including $1.1 billion of deposits and $0.2 billion of subordinated debt and other borrowings.
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
Southern Community CVR Consent Solicitation
On February 6, 2015, we announced a consent solicitation with respect to the Southern Community CVRs (the “Solicitation”). Through the Solicitation, we are seeking consents from holders of the Southern Community CVRs to permit us to (1) redeem the Southern Community CVRs from the consenting holders at a price of $1.00 per CVR, in cash, without interest (the “Redemption Proceeds”) promptly following the expiration date of the Solicitation (currently scheduled for February 27, 2015, but which can be amended at any time in our sole discretion) (the “Expiration Date”) and (2) amend the CVR Agreement for the Southern Community CVR to permit us to redeem all of the Southern Community CVRs at any time prior to March 31, 2015 at a price equal to the Redemption Proceeds. We are also offering to pay a $0.03 per CVR consent fee to each holder of Southern Community CVRs who gives their consent prior to the Expiration

Date. If consents are received from at least a majority of the CVRs outstanding prior the Expiration Date, we expect to amend the terms of the Southern Community CVR Agreement to permit us to redeem the remaining Southern Community CVRs (including CVRs of non-consenting holders) at any time prior to March 31, 2015 at a per-CVR price equal to the Redemption Proceeds (the “Proposed Amendment”). If the Proposed Amendment is completed, we presently intend to redeem the remaining Southern Community CVRs before March 31, 2015, although our decision whether to redeem the Southern Community CVRs will be made at the relevant time based on all relevant factors, including the availability of funds, the calculation of “Credit Losses” and the corresponding payment amount under the Southern Community CVR Agreement, and our capital and liquidity needs at the time.
We have no obligation to complete the Solicitation and reserve the right to alter or terminate the Solicitation at any time in our sole discretion. We do not make any recommendation as to whether or not any holder of Southern Community CVRs should grant their consent in the Solicitation.
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
Our acquisition process begins with detailed research of target institutions and the markets they serve. We then draw on our management team’s extensive experience and network of industry contacts in the southeastern region of the United States. Our research and analytics team, led by our Chief of Strategic Planning and Investor Relations, maintains lists of priority targets for each of our markets. The team analyzes financial, accounting, tax, regulatory, demographic, transaction structures and competitive considerations for each target and prepares acquisition projections for review by our executive management team and Board of Directors.
As part of our diligence process in connection with potential acquisitions, we undertake a detailed portfolio- and loan-level analysis conducted by a team of experienced credit analysts led by our Chief Credit Officer. In addition, our management team engages the target management teams in active dialog and personally conducts extensive on and off-site diligence.
Our executive management team has demonstrated success not only in acquiring financial institutions and combining them onto a common platform, but also in managing the integration of those financial institutions. Our management team develops integration plans prior to the closing of a given transaction that allow us to (1) reorganize the acquired institution’s management team under our line of business model immediately after closing; (2) implement our credit, risk and interest rate risk management, liquidity and compliance and governance policies and procedures; and (3) integrate our target’s technology and processing systems rapidly. Using this process, we have already integrated credit and operational policies across each of our acquisitions. We reorganized the management of the Failed Banks within three months of closing, and we merged their core processing systems with TIB Financial’s platform within six months. We also fully integrated Capital Bank Corp. in July 2011, Green Bankshares in February 2012 and Southern Community in November 2012.
Sound Risk Management
Sound risk management is an important element of our commercial/retail bank business model. Our risk management framework seeks to identify, assess and mitigate risk and minimize any resulting losses. Under this framework, we have implemented processes to identify measure, monitor, and report and analyze the types of risk to which we are subject. Such risks include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk. Our credit risk policy, which has been implemented across our organization, establishes prudent underwriting guidelines, limits portfolio concentrations by geography and loan type and incorporates an independent loan review function. Our Chief Credit Officer has also created a special assets division. This team’s responsibility is to resolve or dispose of legacy problem assets using a detailed process which takes into account borrower repayment capacity, available guarantees, collateral and other factors. We believe our risk management policies establish restrictions on interest rate risk, and conservative regulatory capital ratio and liquidity targets (including contingency planning), limitations on wholesale funding (including brokered CDs), holding company debt and advances from the Federal Home Loan Bank of Atlanta (which we refer to as the “FHLB”).

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

•
Reduced-Risk Legacy Portfolio. Our acquired loan portfolios have been marked-to-market with the application of the acquisition method of accounting, meaning that the carrying value of these assets at the time of their acquisitions reflected our estimate of lifetime credit losses. In addition, as of December 31, 2014, approximately 14.5% of our purchased credit-impaired (“PCI”) loan portfolio was covered by the loss sharing agreements we entered into with the FDIC, resulting in limited credit risk exposure for these assets.

•
Excess Capital and Liquidity. As a result of our private placements and the capital we raised in our initial public offering as well as the disciplined deployment of capital, we have ample capital with which to make acquisitions. As of December 31, 2014, we had a 13.63% tangible common equity ratio (which is a non-GAAP measure used by certain regulators, financial analysts and others to measure core capital strength) and a 14.3% Tier 1 leverage ratio, which provides us with $279.7 million in excess capital relative to the 10% Tier 1 leverage standard required under Capital Bank’s operating agreement with the Office of the Comptroller of the Currency (which we refer to as the “OCC”). This operating agreement requires us to maintain this 10% Tier 1 leverage standard. As of December 31, 2014, Capital Bank, N.A. had a 13.5% Tier 1 leverage ratio, a 17.0% Tier 1 risk-based ratio and an 18.1% total risk-based capital ratio. As of December 31, 2014, we had cash and securities equal to 17.3% of total assets, representing $158.7 million of liquidity in excess of our target of 15%, which provides ample liquidity to support our existing banking franchises. Further, our investment portfolio consists primarily of U.S. agency-guaranteed mortgage-backed securities, which have limited credit or liquidity risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity” for a discussion of the use of the tangible common equity ratio in our business and the reconciliation of the tangible common equity ratio.

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

Our Market Area
We view our market area as the southeastern region of the United States. Our seven acquisitions have established a footprint defined by the Miami-Raleigh-Nashville triangle, which includes the Carolinas, Southwest Florida (Naples), Southeast Florida (Miami-Dade and the Keys) and Central and Western Tennessee. These markets include a combination of large and fast-growing metropolitan areas that we believe will offer us opportunities for organic loan and deposit growth. According to SNL Financial, the Raleigh MSA has the fourth highest projected population growth rate in the nation, with approximately 8.2% growth projected between 2014 and 2019. Similarly, the Charlotte and Nashville MSAs are projected to grow by 6.3% and 6.2%, respectively. The Miami MSA is already considered a large metropolitan area with a population in excess of 5.9 million. Approximately 46% of our current branches are located in our target MSAs. The following table highlights key demographics of our target market areas:

Target Metropolitan Statistical Area	No. of Branches	December 31, 2014 Total Deposits (1)	2014 Total Population (Actual)(1)*	2014-2019 Projected Population Growth*
Miami-Fort Lauderdale-West Palm Beach, FL	12	$671,775	5,860	6.4%
Charlotte-Gastonia-Rock Hill, NC-SC	3	90,651	2,338	6.3
Nashville-Davidson-Murfreesboro-Franklin, TN	20	516,687	1,766	6.2
Raleigh, NC	13	361,477	1,219	8.2
Greenville-Anderson-Maulding, SC	2	29,502	856	4.9
Knoxville, TN	9	157,270	855	3.1
Columbia, SC	6	89,782	796	4.8
Greensboro-High Point, NC	3	84,014	744	4.0
North Port-Sarasota-Bradenton, FL	5	117,899	735	5.9
Charleston-North Charleston, SC	1	16,240	720	8.5
Target MSAs(2)	74	2,135,297	15,889	5.8
CBF Consolidated(2)	162	5,255,100	21,130	4.9
National Aggregate			317,200	3.5

*	Source: SNL Financial.

(1)	In thousands.

(2)	Population growth and median household income metrics are deposit weighted by MSA.

Products and Services
Banking Services by Business Line
We have integrated our seven acquisitions under a line of business model. Under this model, we have appointed experienced bankers to oversee loan and deposit growth in each of our markets, while we have centralized other functions, including credit, finance, operations, marketing, human resources and information technology.
The Commercial Bank
Our commercial bank business line consists of teams of commercial loan officers operating under the leadership of commercial market presidents in Florida, the Carolinas and Tennessee. The commercial banking executives are responsible for portfolio balances and production goals for loans, deposits and fees. They work with senior credit officers to ensure that loan production is consistent with our loan policies and with financial officers to ensure that loan pricing is consistent with our profitability goals. We focus our commercial bank business on loan originations for established small and middle-market businesses with whom we develop personal relationships that we believe give us a competitive advantage and differentiates us from larger banking institutions.
In addition, our commercial lending teams coordinate with personnel in our consumer bank business line to provide personal loans and other services to the owners, managers and employees of the Bank’s commercial clients. At December 31, 2014, total commercial loans were $3.3 billion (or 66% of our total loan portfolio). Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Our commercial lending teams offer a wide range of commercial loan products, including:

•	owner occupied and non-owner occupied commercial real estate;

•	construction;

•	working capital loans and lines of credit;

•	demand, and time loans; and

•	equipment, inventory and accounts receivable financing.
During 2014, we originated $1.0 billion of new commercial loans. Our commercial lending teams also seek to gather low-cost deposits from commercial customers in connection with extending credit. In addition to business demand, savings and money market accounts, we also provide specialized cash management services and deposit products.

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
We seek to differentiate our consumer bank business line from competitors through the personalized service offered by our branch managers, customer service representatives, tellers and other staff. We offer various services to meet the needs of our customers, including checking, savings and money market accounts, certificates of deposit and debit and credit cards. Our products are designed to foster relationships by rewarding our best customers for desirable activities such as debit card transactions, e-statements and direct deposit. In addition to traditional products and services, we offer competitive technology in Internet banking services. Consumer loan products we offer include:

•	home equity loans and lines of credit;

•	residential first lien mortgages;

•	second lien mortgages;

•	new and used auto loans;

•	new and used boat loans;

•	overdraft protection; and

•	unsecured personal credit lines.
Branch managers and their staff are charged with growing core deposits with a special focus on new demand deposit accounts and expected to conduct outbound telephone campaigns, generate qualified referrals, collaborate with business partners in the commercial lending teams and evaluate, and make informed decisions with respect to, existing and prospective customers.
Ancillary Fee-Based Businesses
Mortgage Banking
Through our established mortgage banking business, we aim to originate high-quality loans for customers who are willing to establish a deposit relationship with us. The mortgage loans in our portfolio that do not meet these criteria are generally sold in to the secondary market to buyers, such as Fannie Mae and Freddie Mac, and provide an additional source of fee income. Our mortgage banking capabilities include conventional and nonconforming mortgage underwriting and construction and permanent financing.
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
Lending Activities
We originate a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes, loans to municipalities and loans for new and used cars and boats. A significant portion of our loan portfolio is related to real estate. As of December 31, 2014, loans collateralized by real estate totaled $3.5 billion (or 70% of our total loan portfolio). The economic trends in the regions we serve are influenced by the industries within those regions. Consistent with our emphasis on being a community-oriented financial institution, most of our lending activity is with customers located in and around counties in which we have banking offices.
As of December 31, 2014, our owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential mortgage loans and commercial and industrial loans represented 20.9%, 16.0%, 18.5% and 21.5%, respectively, of our $5.0 billion loan portfolio.

We use a centralized risk management process to ensure uniform credit underwriting that adheres to our loan policies as approved annually by our Board of Directors. Lending policies are reviewed on a regular basis to confirm that we are prudent in setting underwriting criteria. Credit risk is managed through a number of methods, including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans and coding of all loans by purpose, class and collateral type. We seek to focus on underwriting loans that lead to a balanced, diversified portfolio. Management analyzes our commercial real estate concentrations by market and region on a regular basis in an attempt to prevent overexposure to any one type of commercial real estate loan and incorporates third-party real estate and market analysis to monitor market conditions. As of December 31, 2014, the carrying value of our commercial real estate loans in North Carolina, South Carolina, Florida and Tennessee totaled $560.7 million, $172.5 million, $277.4 million $146.5 million, respectively. At December 31, 2014, commercial loans in all regions totaled $3.3 billion (31.9% of which was owner occupied).
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
A key component of our growth strategy is to grow our loan portfolio by originating high-quality commercial and consumer loans, with a lesser emphasis on non-owner occupied real estate loans, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. In 2014, our loan portfolio increased by $448.2 million as a result of $1.6 billion in new loans, partially offset by $281.9 million of resolutions and $866.5 million of principal repayments.
In addition, we operate an indirect auto lending business which originates loans for new and used cars through relationships with dealers in southwest and southeast Florida, the Florida Keys, and Tennessee. Loans are approved subject to review of FICO credit scores, vehicle age, and loan-to-value ratio. We set pricing for loans based on credit score, vehicle age, and loan term. As of December 31, 2014, we had $242.9 million of auto loans.
Deposits
Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. Deposits are attracted principally from clients within our branch network through the offering of a wide selection of deposit instruments to individuals and businesses, including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. We are focused on reducing our reliance on high-cost certificates of deposit as a source of funds by replacing them with low-cost deposit accounts. Deposit account terms vary with respect to the minimum balance required; the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding and (4) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relatively low cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other services. In addition, we gather a portion of our deposit base through brokered deposits. At December 31, 2014, total deposits were $5.3 billion of which $4.9 billion (or 94%) were non-brokered deposits and $317.5 million (or 6%) were brokered deposits. At December 31, 2014, our core deposits of $3.8 billion (total deposits less time deposits) consisted of $1.1 billion of non-interest checking accounts, $1.4 billion of negotiable order of withdrawal accounts, $500.0 million of savings accounts and $898.3 million of money market deposits. For the foreseeable future, we remain focused on retaining and growing a strong deposit base and transitioning certain of our customers to low-cost banking services as high-cost funding sources, such as high-interest certificates of deposit, mature.
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

We use a variety of targeted marketing media including the Internet, print, direct mail and financial newsletters. Our online marketing activities include paid advertising, as well as cross-sale marketing through our website and Internet banking services. We believe our marketing strategy will enable us to take advantage of lower average customer acquisition costs, build valuable brand awareness and minimize our funding costs.
Information Technology Systems
We have made and continue to make investments in our information technology systems for our banking and lending operations and cash management activities. Our enhancements are tailored to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support. We work closely with certain third-party service providers to which we outsource certain of our systems and infrastructure. We use the Jack Henry SilverLake System as our banking platform and believe that the scalability of our infrastructure will support our growth strategy and needs.
Competition
The financial services industry in general and our primary markets of the Carolinas, Florida and Tennessee are highly competitive. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon us. Our largest competitors include Bank of America, Wells Fargo, JPMorgan Chase, Citigroup, BB&T, First Citizens, SunTrust, Regions, FNB United Corp., Toronto-Dominion, Synovus, First Financial, SCBT, EverBank, Fifth Third Bancorp, First Horizon, Pinnacle Financial, First South and U.S. Bancorp.
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
Employees
At December 31, 2014, we had approximately 1,424 full-time employees and 91 part-time employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be adequate.
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
The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and changes in them, including changes in how they are interpreted or implemented, could have material effects on our business. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. Some of the provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, require regulations to be promulgated by various federal agencies which could have a material effect on our business. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. These issuances also may affect the conduct of our business or impose additional regulatory obligations. The description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.
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
Regulatory Notice and Approval Requirements for Acquisitions of Control
We must generally receive federal regulatory approval before we can acquire an institution or business. Specifically, a bank holding company must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the bank holding company owning or controlling 5% or more of any class of voting securities of a bank or another bank holding company. In acting on such applications of approval, the Federal Reserve considers, among other factors: the effect of the acquisition on competition; the financial condition and future prospects of the applicant and the banks involved; the managerial resources of the applicant and the banks involved; the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (which we refer to as the “CRA”); the effect of the acquisition on the stability of the United States banking or financial system; and the effectiveness of the applicant in combating money laundering activities. Our ability to make investments in depository institutions will depend on our ability to obtain approval of the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. We may also be required to sell branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
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
The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities. However, subject to rebuttal, an investor is generally presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting securities. If an investor’s ownership of our voting securities were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

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
Limits on Transactions with Affiliates
Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank. For a bank, capital stock and surplus refers to Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus any portion of the allowance for credit losses excluded from Tier 2 capital. The bank’s transactions with any one affiliate, and with all of its affiliates in the aggregate, are limited to 10% and 20%, respectively, of the foregoing capital. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank and the types of permissible collateral may be limited.
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
The Dodd-Frank Act and its accompanying regulations also limit a banking organization's ability to make capital distributions if they do not hold a 2.5% capital buffer above the required minimum risk-based capital ratios. However, the regulators also review and limit proposed dividend payments as part of the supervisory process and review of the institution’s capital planning. State-chartered subsidiary banks are also subject to state regulations that limit dividends. Nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

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
As a bank holding company, we are subject to various regulatory capital adequacy requirements administered by the Federal Reserve. In addition, the OCC imposes capital adequacy requirements on our subsidiary bank. The FDIC also may impose these requirements on Capital Bank and other depository institution subsidiaries that we may acquire or control in the future. The FDI Act requires that the federal regulatory agencies adopt regulations defining five capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition.
Revised Rules
The federal banking agencies recently revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to effect the implementation of Basel III Accords. The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. These minimums are discussed below. There are three categories of capital under the rules. With the implementation of the Dodd-Frank Act, certain changes have been made as to the type of capital that falls under each of these categories. For us, as a bank holding company, common equity Tier 1 capital, a new category, includes only common stock, related surplus, retained earnings and qualified minority investments. Additional Tier 1 capital includes non-cumulative perpetual preferred stock, certain qualifying minority interests, and for bank holding companies with less than $15.0 billion in consolidated assets, cumulative perpetual preferred stock and grandfathered trust preferred securities. Tier 2 capital includes subordinated debt, certain qualifying minority investments, and for bank holding companies with less than $15 billion in consolidated assets, non-qualifying capital instruments issued before May 19, 2010 that exceed 25% of Tier 1. The capital rules also codify a Tier 1 leverage ratio that has long been used by the agencies as an indicator of risk.
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
The revised capital rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 5%. Bank holding companies are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. The revised capital rules also require banks and bank holding companies to maintain a common equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5% to be deemed “well capitalized.” These new capital ratios became effective as of January 1, 2015.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. As of December 31, 2014, our regulatory capital ratios and those of Capital Bank exceeded the levels established for “well-capitalized” institutions under the new requirements.
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
The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. In addition, on January 1, 2013, federal deposit insurance for non-interest-bearing transaction accounts was limited to the standard maximum deposit insurance amount of $250,000.
The Dodd-Frank Act changed the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminated the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.
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
On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changed the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the previous assessment base, the final rule’s assessment rates are lower than the previous rates, which achieved the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry.

In addition, the final rule adopted a “scorecard” assessment scheme for larger banks and suspended dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.
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
Anti-Money Laundering Requirements
Under federal law, including the Bank Secrecy Act, Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (which we refer to as the "PATRIOT Act") and the International Money Laundering Abatement and Anti-Terrorist Financing Act, certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Among other things, these laws are intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The Office of Foreign Assets Control (which we refer to as "OFAC") is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or Capital Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or Capital Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.
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
Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorney generals and civil or criminal liability.
The Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB"), a new independent bureau that has broad authority to regulate, supervise and enforce retail financial services activities of banks and various non-bank providers. The CFPB has the authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as Capital Bank, are subject to regulation of the CFPB but will continue to be examined for consumer compliance by their bank regulator. However, given our growth and bank acquisition strategy, if our total assets were to exceed $10 billion, then we will become subject to the CFPB’s exclusive examination authority and primary enforcement authority.
Mortgage Loan Origination Rules.
The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. Over the last two years, the CFPB issued a number of final rules relating to residential mortgages: Ability-to-Repay and Qualified Mortgage Standards Under the Truth in Lending Act (Regulation Z); Mortgage Servicing Rules Under the Real Estate Settlement Procedures Act (Regulation X); Mortgage Servicing Rules Under the Truth in Lending Act (Regulation Z); Loan Originator Compensation Requirements Under the Truth in Lending Act (Regulation Z); Appraisals for Higher-Priced Mortgage Loans (Regulation Z); Disclosure and Delivery Requirements for Copies of Appraisals and Other Written Valuations Under the Equal Credit Opportunity Act (Regulation B); High-Cost Mortgage and Homeownership Counseling Amendments to the Truth in Lending Act (Regulation Z); Homeownership Counseling Amendments to the Real Estate Settlement Procedures Act (Regulation X); and Escrow Requirements Under the Truth in Lending Act (Regulation Z).
Additionally, the CFPB has issued a number of revisions and clarifications to these rules and implementing guidance. Several proposed revisions are still pending finalization. These rules have materially restructured the origination, servicing, and securitization of residential mortgages in the United States. All participants in the mortgage market have felt, and will continue to feel, the influence of the new rules on their business. One of the more critical rules outlines requirements that lenders must follow to establish that a borrower has the ability to repay the mortgage. For a loan to be a “qualified mortgage” (“QM”), which reduces risk to the creditor, the loan must satisfy certain limits on terms and conditions, pricing, and a maximum debt-to-income (“DTI”) ratio. Loans eligible for purchase, guarantee, or insurance by a government agency or government-sponsored enterprise (“GSE”) are exempt from some of these requirements. Satisfying the technical QM standards, ensuring correct calculations are made for individual loans, recordkeeping and monitoring as well as understanding the effect of the QM standards on CRA obligations are key challenges for creditors, including Capital Bank.
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
As noted above, The Dodd-Frank Act, has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The following items briefly describe some of the key provisions of the Dodd-Frank Act not previously discussed:

•
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

•
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

•
Interchange Fees. Under the so-called Durbin Amendment of the Dodd-Frank Act, interchange transaction fees that a card issuer receives or charges for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in processing the transaction. Banks that have less than $10 billion in assets are exempt from the interchange transaction fee limitation. On June 29, 2011, the Federal Reserve issued a final rule establishing standards for determining whether the amount of any interchange transaction fee is reasonable and proportional, taking into consideration fraud prevention costs, and prescribing regulations to ensure that network fees are not used, directly or indirectly, to compensate card issuers with respect to electronic debit transactions or to circumvent or evade the restrictions that interchange transaction fees be reasonable and proportional. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit will be the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The Federal Reserve also approved on June 29, 2011 an interim final rule that allows for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards set out in the interim final rule. The Dodd-Frank Act also bans card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and prohibits card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice.

Finally, merchants will be able to set minimum dollar amounts for the use of a credit card and provide discounts to consumers who pay with various payment methods, such as cash.
The requirements of the Dodd-Frank Act are being implemented over time, and most will be subject to regulations implemented over the course of several years. Given the number of new regulations and uncertainty surrounding the manner in which many of the Dodd-Frank Act’s provisions will be implemented by the various regulatory agencies, the full extent of the impact on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

ITEM 1A: RISK FACTORS
Risks Relating to Our Banking Operations
Our acquisition history may not be indicative of our ability to execute our growth strategy.
Our prior acquisitions should be viewed in the context of the opportunities available to us at that time as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in attractive asset acquisition opportunities. We may prove to be unable to execute our growth strategy, which could impact our future earnings, reputation and results of operations. We have completed the process of integrating seven of the acquired banking platforms into a single unified operating platform (the Failed Banks, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial), with our last acquisition closing on October 1, 2012.
A decline in general business and economic conditions could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and certain regions have improved since the recent financial crisis and economic recession, we continue to operate in a challenging and uncertain economic environment. The risks associated with our business become more acute in periods of a slowing economy or slow growth. A return or continuation of recessionary conditions or negative events in the housing markets, including significant and continuing home price reductions and increased delinquencies and foreclosures, will likely result in poor performance of mortgage and construction loans and asset write-downs. In addition, poor economic conditions, including continued high unemployment in the United States and the European sovereign debt crisis, have contributed to increased volatility in the financial and capital markets and diminished expectations for the U.S. economy. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. All of these negative conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.

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
Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in the southeastern region of the United States. We operate branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of December 31, 2014, 37% of our loans were in North Carolina, 30% were in Florida, 22% were in Tennessee, and 11% were in South Carolina. Deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, we and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

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
In July 2010, we purchased substantially all of the assets and assumed all of the deposits and certain other liabilities of the Failed Banks in FDIC-assisted transactions, and a material portion of our revenue is derived from such assets. Certain of the purchased assets are covered by the loss sharing agreements with the FDIC, which provide that the FDIC will bear 80% of losses on the covered loan assets and other real estate owned we acquired in our acquisition of the Failed Banks within the loss sharing agreement period, which expires after 5 years for covered commercial loans and 10 years for covered residential loans. We are subject to audit by the FDIC at its discretion to ensure we are in compliance with the terms of these agreements. We may experience difficulties in complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage.
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
As a result of our recent acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Our interest income, interest expense and net interest margin (which were equal to $270.8 million, $24.7 million and 4.21%, respectively, in 2014) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest-bearing liabilities and our non-interest income (which totaled $43.8 million in 2014) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. In addition, the balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the relevant acquisition. If our assumptions are incorrect or the regulatory agencies to whom we report require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.
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
Although we have not restructured many of our new or non-purchased credit impaired (“non-PCI”) loans for borrowers in financial difficulty, in the future, we may restructure more originated or acquired loans if we believe the borrowers have a viable business plan to fully pay off all obligations. However, for our originated loans, if interest rates or other terms are modified upon extension of credit or if terms of an existing loan are renewed in such a situation and a concession is granted, we may be required to classify such action as a troubled debt restructuring (which we refer to as a “TDR”). We classify loans as TDRs when certain modifications are made to the loan terms and concessions are granted to the borrowers due to their financial difficulty. Generally, these loans are restructured to provide the borrower additional time to execute its business plan. With respect to restructured loans, we may grant concessions by (1) reducing of the stated interest rate for the remaining original life of the debt or (2) extending the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. In situations where a TDR is unsuccessful and the borrower is unable to satisfy the terms of the restructured agreement, the loan would be placed on nonaccrual status and written down to the underlying collateral value.
The overall ratio of non-performing loans to total loans declined from 11.12% as of December 31, 2010 to 2.6% as of December 31, 2014. This decline is due primarily to resolution of problem loans coupled with the increased proportion of loans originated by us under our credit policies and underwriting standards and the lower relative proportion of non-performing loans we acquired through our acquisitions. Non-performing loans include loans classified as non-accrual as well as loans which may be contractually past due 90 or more days but are still accruing interest either because they are well secured and in the process of collection or because they are accounted for according to accounting guidance for acquired impaired loans. Criticized and classified loans, which management seeks to resolve, totaled $349.2 million as of December 31, 2014. If management is unable to effectively resolve these loans, they could have a material adverse effect on our consolidated results of operations.
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
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2014, approximately 70% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected.
Additionally, weakness in the secondary market for residential lending could have an adverse impact on our profitability. Significant disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges and uncertainty, including uncertainty with respect to U.S. monetary policy, could result in price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, any future mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes and financial stress on borrowers as a result of job losses or other factors could have further adverse effects on borrowers that result in higher delinquencies and charge-offs in future periods, which could adversely affect our financial position and results of operations.
Our construction and land development loans are based upon estimates of costs and the values of the complete projects.
While we focus on originating loans other than non-owner occupied commercial real estate loans, our portfolio includes construction and land development loans (which we refer to as “C&D loans”) extended to builders and developers, primarily for the construction and/or development of properties. These loans have been extended on a presold and speculative basis and they include loans for both residential and commercial purposes.
In general, C&D lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. The repayment of construction and land acquisition and development loans is often dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold and, thus, pose a greater potential risk than construction loans to individuals on their personal residences. Slowing housing sales could cause an increase in non-performing loans as well as an increase in delinquencies.
As of December 31, 2014, C&D loans totaled $269.4 million (or 5.4% of our total loan portfolio), of which $68.7 million was for construction and/or development of residential properties and $200.8 million was for construction/development of commercial properties. As of December 31, 2014, non-performing C&D loans not covered under FDIC loss share agreements totaled $25.7 million. There were $4.0 million non-performing C&D loans covered under FDIC loss share agreements.
Our non-owner occupied commercial real estate loans may be dependent on factors outside the control of our borrowers.
While we focus on originating loans other than non-owner occupied commercial real estate loans, in the acquisitions we acquired non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. Non-owner occupied commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. In such cases, we may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. If we foreclose on a non-owner occupied commercial real estate loan, our holding period for the collateral typically is longer than a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As of December 31, 2014, our non-owner occupied commercial real estate loans totaled $798.6 million (or 16.0% of our total loan portfolio). As of December 31, 2014, non-performing non-owner occupied commercial real estate loans not covered under FDIC loss share agreements totaled $15.5 million. There were $1.6 million non-performing non-owner occupied commercial real estate loans covered under FDIC loss share agreements.
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
As of December 31, 2014, our commercial business loans totaled $2.1 billion (or 42.4% of our total loan portfolio). Of this amount, $1.0 billion was secured by owner-occupied real estate and $1.1 billion was secured by business assets. As of December 31, 2014, non-performing commercial business loans covered under FDIC loss share agreements totaled $1.3 million and non-performing commercial business loans not covered under FDIC loss share agreements totaled $42.5 million.
Our allowance for loan and lease losses and fair value adjustments may prove to be insufficient to absorb losses for loans that we originate.
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
Non-performing loans covered under loss share agreements with the FDIC totaled $13.5 million, and non-performing loans not covered under loss share agreements with the FDIC totaled $117.2 million as of December 31, 2014. We maintain an allowance for loan and lease losses with respect to loans we originate, which is a reserve established through a provision for loan and lease losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management team through periodic reviews. As of December 31, 2014, the allowance for loans covered by loss share agreements with the FDIC was $9.8 million, and the allowance for loans not covered by loss share agreements with the FDIC was $40.4 million. As of December 31, 2014, the ratio of our allowance for loan and lease losses to nonperforming loans covered by loss share agreements with the FDIC was 72.8%, and the ratio of our allowance for loan and lease losses to non-performing loans not covered by loss share agreements with the FDIC was 34.5%.
The application of the acquisition method of accounting to our completed acquisitions impacted our allowance for loan and lease losses. Under the acquisition method of accounting, all loans were recorded in our financial statements at their fair value at the time of their acquisition and the related allowance for loan and lease loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. We may in the future determine that our estimates of fair value are too high, in which case we would provide for additional loan losses associated with the acquired loans. As of December 31, 2014, the allowance for loan and lease losses on purchased credit impaired (“PCI”) loan pools totaled $28.9 million, of which $9.6 million was related to loan pools covered by loss share agreements with the FDIC and $19.3 million was related to loan pools not covered by loss share agreements with the FDIC.

The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans that we originate, identification of additional problem loans originated by us and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. If real estate values decline, we expect that we will experience increased credit losses, particularly with respect to construction, land development and land loans. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, we will need additional provisions to increase the allowance for loan and lease losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. Refer to Note 1. Summary of Significant Accounting Policies and Note 6. Allowance for Loan and Lease Losses to our Consolidated Financial Statements for further information about this estimate and our methodology.
We continue to hold and acquire other real estate, which has led to increased operating expenses and vulnerability to additional declines in real property values.
We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. At December 31, 2014, we had $77.6 million of OREO. OREO balances have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in our statement of operations. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on our financial condition and results of operations.
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
Recent laws might restrict or delay our ability to foreclose and collect payments for single family residential loans.
Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs. As a servicer of mortgage loans, any restriction on our ability to foreclose on a loan, any requirement that we forgo a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms will in some instances require us to advance principal, interest, tax and insurance payments, which may negatively impact our business, financial condition, liquidity and results of operations.
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
As of December 31, 2014, approximately 96% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of December 31, 2014, the fair value of our investment securities portfolio was approximately $1.0 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, we have historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, we may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
We have a significant deferred tax asset that may not be fully realized in the future.
Our net deferred tax asset totaled $129.6 million as of December 31, 2014, of which $64.4 million was excluded from Tier 1 Capital. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Internal Revenue Code. If our estimates and assumptions about future taxable income are not accurate, the value of our deferred tax asset may not be recoverable and may result in a valuation allowance that would impact our earnings.
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
Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
We also face risks related to cyber-attacks and other security breaches in connection with credit and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
As a public company, we will incur significant legal, accounting, insurance and other expenses. Compliance with other rules of the SEC and the rules of The Nasdaq Global Select Market (which we refer to as “Nasdaq”) will increase our legal and financial compliance costs and make some activities more time consuming and costly. Beginning with the fiscal year ending December 31, 2018, or such earlier time as we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “JOBS Act”), our independent registered certified public accounting firm will be required to attest to our assessment of our internal controls over financial reporting. This process will require significant documentation of policies, procedures and systems, review of that documentation by our internal staff and our outside auditors and testing of our internal controls over financial reporting by our internal staff and our outside independent registered certified public accounting firm. This process will involve considerable time and expense, may strain our internal resources and have an adverse impact on our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.
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
Our future operating results depend to a large extent on our ability to successfully manage our growth. Our growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon:

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
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”). Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
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
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

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
Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented. Some of these regulations are complete and others have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until full implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our Class A common stock.
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
The revised capital rules, which became effective as of January 1, 2015, require banks and bank holding companies to maintain a common equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5% to be deemed “well capitalized.”
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
The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits.

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
Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service.
There is also increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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
The Federal Reserve, which examines us and our subsidiaries, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, both statue and regulation require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our subsidiary bank if it experiences financial distress.

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
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our Class A common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that may not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of our Class A common stock.
Our ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.
Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends by us, depending on our financial condition, could be deemed an unsafe or unsound practice. Our ability to pay dividends will directly depend on the ability of our subsidiary bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by regulatory policies and capital guidelines. In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement, which in certain circumstances will restrict Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions.
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

ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
The Company’s primary administrative offices are located at 121 Alhambra Plaza Suite 1601 Coral Gables, Florida. We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branch and other facilities. We include here by reference the additional information regarding our properties in Note 8. Premises and Equipment in Item 8 of this Report.
We currently lease approximately 341,477 square feet of office and operations space in Florida, North Carolina, South Carolina and Tennessee. We operate 35 branches in Florida, 53 in North Carolina, 12 in South Carolina, 61 in Tennessee and one in Virginia. Of these branches, 43 were leased and the rest were owned. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining.

ITEM 3: LEGAL PROCEEDINGS
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “CBF” since September 20, 2012. There is no public trading market for our Class B non-voting common stock and it is not listed on any stock exchange. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ Global Select Market:

	2014		2013
Quarter Ended	High	Low	High	Low
March 31,	$26.01	$21.33	$18.57	$15.14
June 30,	25.65	22.78	19.25	16.05
September 30,	25.41	21.08	22.94	18.39
December 31,	27.30	19.78	23.73	20.94

On December 31, 2014, the closing price per share of our Class A common stock on the NASDAQ Global Select Market was $26.80. As of December 31, 2014, there were approximately 2,470 holders of record for our Class A common stock and approximately 10 holders of record for our Class B non-voting common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners and whose shares are held in street name by brokers or other nominees.
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
On January 30, 2015, upon Board and regulatory approval, our subsidiary Capital Bank N.A. paid a $199.4 million dividend, which we may use for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation - Long-Term Incentive Plan Information” of our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.
STOCK PRICE PERFORMANCE GRAPH
The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts. The stock price performance graph below compares the cumulative total return of the Company, Nasdaq Composite Index and a peer group index:

INSERT
RAPIMAG

Share Repurchases
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	737,611	$24.19	737,611	$26,810,259
November 1-30	—	—	—	26,810,259
December 1-31	—	—	—	26,810,259
Total	737,611	$24.19	737,611	$26,810,259
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
During the year ended December 31, 2014, the Company repurchased $103.2 million, or 4,324,382 common shares at an average price of $23.87 per share. As of December 31, 2014, the Company has repurchased a total of $173.2 million or 8,085,699 common shares at an average price of $21.42 per share, and had $26.8 million of remaining availability for future share repurchases.

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
The selected historical consolidated financial information in the following tables as of and for the years ended December 31, 2014 and 2013, include our results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2012 includes our results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial, subsequent to October 1, 2012. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2011, includes our results, including First National Bank, Metro Bank, Turnberry Bank and TIB Financial, as well as the results of Capital Bank Corp. subsequent to January 28, 2011 and Green Bankshares subsequent to September 7, 2011. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2010 includes our results, including First National Bank, Metro Bank and Turnberry Bank subsequent to July 16, 2010 and TIB Financial subsequent to September 30, 2010.
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

(Dollars in thousands)	As of or for the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Summary Results of Operations
Interest and dividend income	$270,782	$293,756	$294,280	$227,912	$42,745
Interest expense	24,722	30,181	39,056	36,592	6,234
Net interest income	246,060	263,575	255,224	191,320	36,511
Provision (reversal) for loan and lease losses	(589)	14,118	24,491	38,396	753
Net interest income after provision (reversal) for loan and lease losses	246,649	249,457	230,733	152,924	35,758
Non-interest income	43,807	52,966	62,708	40,811	19,615
Non-interest expense	208,847	236,209	259,958	181,779	44,377
Income before income taxes	81,609	66,214	33,483	11,956	10,996
Income tax expense (benefit)	30,691	27,370	(21,542)	4,434	(1,041)
Net income before attribution of noncontrolling interests	50,918	38,844	55,025	7,522	12,037
Net income attributable to noncontrolling interests	—	—	4,534	1,310	7
Net income attributable to Capital Bank Financial Corp.	$50,918	$38,844	$50,491	$6,212	$12,030

Earnings per share:
Basic	$1.05	$0.74	$1.06	$0.14	$0.31
Diluted	$1.02	$0.73	$1.04	$0.14	$0.31

Weighted average shares outstanding:
Basic	48,610	52,614	47,779	45,122	38,206
Diluted	49,869	53,493	48,337	45,384	38,206

Summary Balance Sheet Data
Cash and cash equivalents	$188,135	$164,441	$734,874	$709,963	$886,925
Investment securities	995,265	1,156,887	1,006,744	826,911	479,716
Loans held for sale	5,516	8,012	11,276	20,746	9,690
Loans receivable:
Non-covered by FDIC loss sharing agreements	4,797,056	4,258,661	4,324,204	3,731,125	1,046,463
Covered by FDIC loss sharing agreements	197,647	285,356	400,010	550,592	696,284
Less: Allowance for loan and lease losses	50,211	56,851	57,262	34,749	753
Loans, net	4,944,492	4,487,166	4,666,952	4,246,968	1,741,994
Other real estate owned	77,626	129,396	154,093	168,781	70,817
FDIC indemnification asset	16,762	33,610	49,417	66,282	91,467
Receivable from FDIC	3,661	7,624	8,486	13,315	46,585
Goodwill and intangible assets, net	153,419	155,352	160,623	142,652	51,878
Other assets	446,534	475,073	514,488	390,762	117,919
Total Assets	$6,831,410	$6,617,561	$7,306,953	$6,586,380	$3,496,991

Deposits	5,255,100	5,185,063	5,872,868	5,125,184	2,260,097
Federal Home Loan Bank advances	296,091	96,278	1,460	221,018	243,067
Borrowings	163,088	163,411	221,938	194,634	84,856
Accrued expenses and other liabilities	53,557	60,021	55,344	54,634	27,735
Total liabilities	5,767,836	5,504,773	6,151,610	5,595,470	2,615,755
Total shareholders’ equity	1,063,574	1,112,788	1,155,343	990,910	881,236
Total Liabilities and Shareholders’ Equity	$6,831,410	$6,617,561	$7,306,953	$6,586,380	$3,496,991

(Dollars in thousands)	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Performance Ratios
Interest rate spread	4.09%	4.27%	4.27%	3.86%	2.14%
Net interest margin	4.21%	4.40%	4.42%	4.04%	2.51%
Return on average assets	0.77%	0.57%	0.83%	0.14%	0.76%
Return on average shareholders' equity	4.70%	3.43%	5.25%	0.79%	1.67%
Return on average assets attributable to CBF	0.77%	0.57%	0.76%	0.12%	0.76%
Return on average shareholders' equity attributable to CBF	4.70%	3.43%	4.82%	0.65%	1.67%
Efficiency ratio	72.05%	74.62%	81.77%	78.31%	79.07%
Average interest-earning assets to average interest-bearing liabilities	131.10%	126.44%	122.30%	123.33%	186.59%
Average loans receivable to average deposits	90.92%	83.44%	82.72%	83.54%	79.59%
Yield on interest-earning assets	4.64%	4.91%	5.09%	4.81%	2.94%
Cost of interest-bearing liabilities	0.55%	0.64%	0.82%	0.95%	0.80%
Asset and Credit Quality Ratios-Total Loans
Non-accrual loans	$9,484	$11,810	$14,011	$5,875	$—
Acquired impaired loans > 90 days past due and still accruing	$121,137	$253,816	$352,070	$376,633	$193,818
Nonperforming loans to loans receivable	2.61%	5.84%	7.73%	8.89%	11.12%
Nonperforming assets to total assets	3.05%	5.98%	7.13%	8.42%	7.65%
Covered loans to total gross loans	3.95%	6.27%	8.45%	12.80%	39.73%
ALLL to nonperforming assets	24.09%	14.36%	11.00%	6.27%	0.28%
ALLL to total gross loans	1.00%	1.25%	1.21%	0.81%	0.04%
Net charge-offs to average loans	0.13%	0.32%	0.05%	0.13%	NM
Asset and Credit Quality Ratios-New Loans
Nonperforming new loans to total new loans receivable	0.16%	0.34%	0.56%	0.09%	N/A
New loans ALLL to total gross new loans	0.63%	0.80%	1.02%	0.76%	1.42%
Asset and Credit Quality Ratios-Acquired Loans
Nonperforming acquired loans to total acquired loans receivable	7.28%	11.16%	12.92%	10.70%	11.40%
Covered acquired loans to total gross acquired loans	11.47%	12.34%	13.00%	15.64%	40.97%
Acquired loans ALLL to total gross acquired loans	1.71%	1.69%	1.09%	0.75%	N/A
Capital Ratios
Total average shareholders' equity to total average assets	16.36%	16.52%	15.84%	17.86%	45.51%
Tangible common equity ratio[1]	13.63%	14.82%	13.92%	13.16%	24.08%
Tier 1 leverage ratio	14.28%	14.95%	13.65%	12.55%	24.30%
Tier 1 risk-based capital ratio	18.00%	19.74%	19.92%	19.31%	41.80%
Total risk-based capital ratio	19.05%	21.00%	21.18%	20.24%	41.90%
1 Refer to Capital Resources and Liquidity under Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of this non-GAAP measure.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the audited consolidated statements of condition as of December 31, 2014 and 2013, and statements of income for the years ended December 31, 2014, 2013 and 2012. Except as noted in tables or otherwise, dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in millions.
The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events may differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this report. See “Cautionary Notice Regarding Forward Looking Statements” in the beginning of this report. The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial ("TIBB"), Capital Bank Corp. ("CBKN"), Green Bankshares ("GRNB") and Southern Community Financial ("SCMF" or "Southern Community") subsequent to our acquisition of each such entity. Throughout this discussion we collectively refer to the above acquisitions as the “acquisitions” and we refer to loans originated or purchased by Capital Bank, N.A. as “new loans” or “originated loans”.
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
Our Chief Financial Officer, Christopher G. Marshall, has over 32 years of financial and managerial experience, including serving as Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC, Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Mr. Marshall also served as Chief Financial Officer of Bank of America’s Consumer Products Group. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services.
Our Chief Credit Officer, R. Bruce Singletary, has over 34 years of experience, including 21 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region. Mr. Singletary then relocated to Florida to established a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).
Our Chief of Strategic Planning and Investor Relations, Kenneth A. Posner, spent 13 years as an equity research analyst including serving as a Managing Director at Morgan Stanley focusing on a wide range of financial services firms. Mr. Posner also served in the United States Army, rising to the rank of Captain and has received professional designations as a Certified Public Accountant, as a Chartered Financial Analyst and for Financial Risk Management.

Comparability to Past Periods
The consolidated financial information presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the years ended December 31, 2014 and 2013 include our consolidated results including the Failed Banks, TIBB, CBKN, GRNB and SCMF. For the year ended December 31, 2012, our consolidated results, include the Failed Banks, TIBB, CBKN, GRNB and SCMF subsequent to October 1, 2012.
Primary Factors Used to Evaluate Our Business
As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Statements.
Yearly Summary
For the year ended December 31, 2014, we had net income of $50.9 million, or $1.02 per diluted share, an increase of 40% over the prior year. Results include the following non-core items: $1.7 million of contingent value right (“CVR”) expense; $1.0 million of net gains on sales of investment securities; and $1.5 million of stock-based compensation expense associated with original founders awards.
Operating and financial highlights for the year include the following:

•	Loan portfolio grew 10%;

•	Record new loans of $1.6 billion, up 27%;

•	Nonperforming loans declined 51%;

•	Legacy credit expenses declined 47%;

•	Efficiency and core efficiency[1] ratios declined to 72% and 71%, respectively;

•	ROA and core ROA[1] increased to 0.77% and 0.80%, respectively; and

•	Tangible book value[1] per share increased to $19.28, up $0.73.

1 Refer to Non-Interest Expense, Financial Condition and Capital Resources and Liquidity for a reconciliation of these non-GAAP measures.

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
Year ended December 31, 2014 compared to year ended December 31, 2013
Net interest income for 2014 declined by $17.5 million, or 6.6%, to $246.1 million from $263.6 million for 2013. The decline was due to the lower yield on new loans, partially offset by increased loan balances and investment securities yields. The net interest margin declined 19 basis points to 4.21% from 4.40% and the net interest spread declined to 4.09% from 4.27%. Loan yields declined to 5.30% from 6.00% due to the lower yield on new loans as compared to the yields of our legacy portfolio in addition to the decline of our PCI loan portfolio. New and acquired non-impaired loans now represent 73% of our total loan portfolio as compared to 59% at December 31, 2013. The average yield of PCI loans outstanding is 4.90%. New loans were $1.6 billion with an average yield of 3.55% compared to 2013 new loans of $1.3 billion with an average yield of 3.90%. The increase in investment securities yields was mainly due to the repositioning of a portion of our portfolio into agency-backed CMBS as part of our strategy to manage the bank’s overall interest rate risk position. The cost of core deposits remained flat at 0.15% while the cost of total deposits declined six basis points as a result of planned shrinkage of high-cost time deposits. Total funding cost declined eight basis points due to the reduction of time deposits and rates combined with a full year impact of the 2013 prepayment of $42.5 million of trust preferred securities.

(Dollars in thousands)	Year Ended December 31, 2014			Year Ended December 31, 2013
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$4,708,076	$249,718	5.30%	$4,574,397	$274,577	6.00%
Investment securities (1)	1,072,551	19,997	1.86%	1,179,668	17,658	1.50%
Interest-bearing deposits in other banks	47,986	105	0.22%	215,894	543	0.25%
Other earning assets (2)	44,227	2,423	5.48%	39,060	2,027	5.19%
Total interest earning assets	5,872,840	$272,243	4.64%	6,009,019	$294,805	4.91%
Non-interest earning assets	744,625			845,982
Total assets	$6,617,465			$6,855,001
Interest bearing liabilities
Time deposits	$1,394,916	$11,943	0.86%	$1,751,785	$16,585	0.95%
Money market	930,158	2,151	0.23%	1,023,069	2,268	0.22%
Negotiable order of withdrawal	1,327,452	2,222	0.17%	1,272,065	2,125	0.17%
Savings	524,705	1,135	0.22%	516,941	1,075	0.21%
Total interest bearing deposits	4,177,231	17,451	0.42%	4,563,860	22,053	0.48%
Short-term borrowings and FHLB advances	166,187	385	0.23%	41,329	57	0.14%
Long-term borrowings	136,099	6,886	5.06%	147,185	8,072	5.48%
Total interest bearing liabilities	4,479,517	$24,722	0.55%	4,752,374	$30,182	0.64%
Non-interest bearing demand	1,000,994			918,087
Other liabilities	54,041			52,147
Shareholders’ equity	1,082,913			1,132,393
Total liabilities and shareholders’ equity	$6,617,465			$6,855,001
Net interest income and spread		$247,521	4.09%		$264,623	4.27%
Net interest margin			4.21%			4.40%

Rate/Volume Analysis

(Dollars in thousands)	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$7,837	$(32,696)	$(24,859)
Investment securities (1)	(1,710)	4,049	2,339
Interest-bearing deposits in other banks	(375)	(63)	(438)
Other earning assets (2)	279	117	396
Total interest income	6,031	(28,593)	(22,562)
Interest expense
Time deposits	(3,159)	(1,483)	(4,642)
Money market	(212)	95	(117)
Negotiable order of withdrawal	93	4	97
Savings	16	44	60
Short-term borrowings and FHLB advances	268	60	328
Long-term borrowings	(585)	(601)	(1,186)
Total interest expense	(3,579)	(1,881)	(5,460)
Change in net interest income	$9,610	$(26,712)	$(17,102)

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

Year ended December 31, 2013 compared to year ended December 31, 2012
Net interest income for 2013 increased by $8.4 million, or 3.3%, to $263.6 million from $255.2 million in 2012. The increase reflects a full year of net interest income from our SCMF acquisition, partially offset by a decline in new loan portfolio yields. Contributing to the increase in net interest income was a decline in rates paid across all deposit types, the prepayment of high coupon trust preferred securities and the repayment of FHLB advances during the second half of 2012. The net interest margin of 4.40% remained relatively flat year-over-year. Loan yields declined to 6.00% for 2013 from 6.30% in 2012, largely driven by new loans of $1.3 billion with an average yield of 3.90% compared to 2012 new loans of $0.9 billion with an average yield of 4.66%. The decline in new loan yields was partly due to the change in our production mix favoring variable rate products, the majority of which were commercial and industrial loans. Securities yields declined to 1.50% in 2013 from 1.77% in 2012 due to interest rates remaining at historic lows limiting the yield of reinvestment of cash flows of higher yield investments acquired with our legacy banks. Our cost of funds declined to 0.53% for 2013 from 0.71% in 2012, led by a time deposit rate decline of 10 basis points and reduced volumes in high-cost legacy time deposits as a result of continued planned shrinkage. In addition, money market rates and NOW accounts declined 20 basis points and nine basis points, respectively. Borrowing rates declined due to the repayment of FHLB advances in 2012 and prepayment of $42.5 million of high coupon trust preferred securities.

(Dollars in thousands)	Year Ended December 31, 2013			Year Ended December 31, 2012
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$4,574,397	$274,577	6.00%	$4,344,326	$273,679	6.30%
Investment securities (1)	1,179,668	17,658	1.50%	1,078,025	19,054	1.77%
Interest-bearing deposits in other banks	215,894	543	0.25%	341,242	846	0.25%
Other earning assets (2)	39,060	2,027	5.19%	39,285	1,830	4.66%
Total interest earning assets	6,009,019	$294,805	4.91%	5,802,878	$295,409	5.09%
Non-interest earning assets	845,982			816,375
Total assets	$6,855,001			$6,619,253
Interest bearing liabilities
Time deposits	$1,751,785	$16,585	0.95%	$2,039,301	$21,423	1.05%
Money market	1,023,069	2,268	0.22%	945,432	3,970	0.42%
Negotiable order of withdrawal	1,272,065	2,125	0.17%	1,110,878	2,943	0.26%
Savings	516,941	1,075	0.21%	384,104	1,174	0.31%
Total interest bearing deposits	4,563,860	22,053	0.48%	4,479,715	29,510	0.66%
Short-term borrowings and FHLB advances	41,329	57	0.14%	118,772	953	0.80%
Long-term borrowings	147,185	8,072	5.48%	146,477	8,594	5.87%
Total interest bearing liabilities	4,752,374	$30,182	0.64%	4,744,964	$39,057	0.82%
Non-interest bearing demand	918,087			772,404
Other liabilities	52,147			53,330
Shareholders’ equity	1,132,393			1,048,555
Total liabilities and shareholders’ equity	$6,855,001			$6,619,253
Net interest income and spread		$264,623	4.27%		$256,352	4.27%
Net interest margin			4.40%			4.42%

Rate/Volume Analysis

(Dollars in thousands)	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$14,132	$(13,234)	$898
Investment securities (1)	1,692	(3,088)	(1,396)
Interest-bearing deposits in other banks	(315)	12	(303)
Other earning assets (2)	(11)	208	197
Total interest income	15,498	(16,102)	(604)
Interest expense
Time deposits	(2,845)	(1,993)	(4,838)
Money market	303	(2,005)	(1,702)
Negotiable order of withdrawal	383	(1,201)	(818)
Savings	339	(438)	(99)
Short-term borrowings and FHLB advances	(395)	(501)	(896)
Long-term borrowings	41	(563)	(522)
Total interest expense	(2,174)	(6,701)	(8,875)
Change in net interest income	$17,672	$(9,401)	$8,271

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

Provision for Loan and Lease Losses
The following table presents the provision (reversal) for loan and lease losses for PCI and non-PCI loans for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Provision (reversal) for loan and lease losses on PCI loans	$(9,044)	$(1,923)	$13,462
Provision for loan and lease losses on non-PCI loans	8,455	16,041	11,029
Provision (reversal) for Loan and Lease Losses	$(589)	$14,118	$24,491
Year ended December 31, 2014 compared to year ended December 31, 2013.
The net provision (reversal) for loan and lease losses for 2014 was $(0.6) million compared to a provision of $14.1 million for 2013. The improvement was mainly due to the reversal of provision associated with PCI loans and a lower level of net charge offs on new loans. The reversal of impairment associated with PCI loans was mainly due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs across all market areas and product types. Improvement in cash flows for covered and non-covered loans resulted in reversal of impairments of $3.5 million and $5.5 million, respectively. In contrast, in the prior year, improvement in cash flows resulted in reversals of impairment of $3.8 million for covered loans, partially offset by additional impairment of $1.9 million for non-covered loans. Charge offs declined to $9.2 million from $18.7 million in the prior year. For our new loan portfolio, a $7.8 million charge off was recorded during the prior year related to a single commercial credit relationship associated with suspected fraud. A recovery of $0.6 million was recorded in 2014 in connection with the resolution of this loan.
The table below illustrates the impact of our fourth quarter 2014 estimates of expected cash flows on PCI loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (2)	Weighted Average Note Rate	Weighted Average Life (Years)
Covered loan pools (1)	$9,558	6.09%	8.00%	$172,357	4.79%	3.07
Non-covered loans pools	19,298	5.59%	7.72%	1,193,892	4.92%	3.23
Total	$28,856	5.67%	7.76%	$1,366,249	4.90%	3.21

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
Year ended December 31, 2013 compared to year ended December 31, 2012
The net provision for loan and lease losses for 2013 was $14.1 million compared to a provision of $24.5 million for 2012. The lower provision was mainly due to improvements in our expectations of future cash flows on PCI loans resulting from higher than anticipated payoffs across all market areas and product types, partially offset by an increase of provision for new loans. Improvements in cash flows resulted in a $3.8 million reversal of impairment for covered loans, partially offset by additional impairment of $1.9 million for non-covered loans. In contrast, in the prior year, estimation of cash flows resulted in a

$5.1 million and $8.4 million in additional impairment for covered and non-covered loans, respectively. The increase in provision for new loans mainly related to a $7.8 million charge off due to a single commercial credit relationship associated with suspected fraud.
Non-interest Income
Year ended December 31, 2014 compared to year ended December 31, 2013.
Non-interest income declined $9.2 million to $43.8 million for 2014 from $53.0 million for the 2013. The decline was mainly due to lower credit loss expectations in our legacy loan portfolios, which resulted in an increase of $5.9 million in FDIC indemnification asset amortization, the absence of a $1.5 million gain recorded in the prior year upon exchange of two small investment company partnership interests, and the absence of $1.9 million in legal settlements and insurance recoveries. Contributing to the decline was a $2.5 million, or 10%, decline in service charges on deposit accounts as a result of a 11% decline in customer accounts in overdraft, and a $1.3 million decline in fees on mortgage loans originated and sold as residential mortgage loans sold declined 14% as compared to 2013. Partially offsetting this decline was an increase of $0.9 million in gains on sales of investment securities, and an increase of $2.1 million in investment advisory and trust fees, which benefited from an 8% increase in assets under management coupled with higher advisory commissions.
Year ended December 31, 2013 compared to year ended December 31, 2012.
Non-interest income declined $9.7 million to $53.0 million for 2013 from $62.7 million for 2012. The decline was mainly due to an $8.5 million decline in investment security gains as a result of a strategy to sell non-core assets to lower premium and prepayment risk in our investment portfolio in 2012. Additionally, a $7.0 million increase in FDIC indemnification asset expense resulted from lower credit loss expectations in our legacy loan portfolio. A $1.6 million decline in legal settlements and insurance recoveries further contributed to the decline. Partially offsetting these items was a $1.5 million gain on exchange of two investment company partnership interests for common stock of a newly public company, increases in rents received on foreclosed properties and investment advisory and trust fees, respectively.
The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Service charges on deposit accounts	$22,063	$24,569	$24,011
Debit card income	11,977	11,533	10,516
Fees on mortgage loans originated and sold	4,130	5,401	5,994
Investment advisory and trust fees	4,524	2,455	1,368
FDIC indemnification asset (expense) income	(11,531)	(5,656)	1,325
Legal settlements and insurance recoveries	—	1,900	3,460
Investment securities gains, net	976	68	8,575
OREO revenue	1,903	1,923	785
Gain on exchange of partnership interest	—	1,536	—
Earnings on bank owned life insurance policies	1,657	1,629	961
Participated loan fees	1,547	793	—
Other income	6,561	6,815	5,713
Total non-interest income	$43,807	$52,966	$62,708

Non-interest Expense
Year ended December 31, 2014 compared to year ended December 31, 2013.
Non-interest expense declined $27.4 million, or 11.6%, to $208.8 million for 2014 from $236.2 million for 2013. The decline was mainly due to a $16.7 million decline in the OREO valuation expense, foreclosed asset and loan workout expense components of our legacy credit expenses; a reflection of the continued resolution of special assets. Contributing to the decline in non-interest expense was a $2.8 million decline in stock-based compensation expense mainly associated with original founders awards, a $2.1 million decline in professional fees as we developed in-house capabilities and a $1.1 million decline in CVR expense as a result of our most recent estimate of expected credit losses from our legacy portfolios.
The CVR liability is measured each quarter and is payable after the fifth anniversary of the consummation of the respective acquisition and the current amount of the liability represents the expected payout discounted at an estimated market discount rate from the payout date to the reporting date. Based on the credit performance of SCMF’s existing loan portfolio to date, we currently anticipate that, absent the receipt of the Redemption Proceeds pursuant to the consent solicitation currently being conducted with respect to the SCMF's CVRs, the Maximum Payment Amount will be owed at the end of the five-year term of the SCMF's CVRs. Based on the credit performance of CBKN's and GRNB's existing loan portfolio to date, we currently anticipate that holders of these CVRs are unlikely to receive a payment at the end of the five-year term of the CBKN's CVRs and GRNB's CVRs
Partially offsetting these expense reductions was an increase in salary and employee benefits of $3.3 million mainly as a result of rising healthcare costs.
OREO sales during the year resulted in $80.3 million in cash proceeds, including $4.6 million in gains, reducing our OREO balance by 40.0% from December 31, 2013.
Net occupancy expense declined $1.1 million as a result of our continued focus on consolidating facilities, partially offset by contractual increases in operating lease costs. During 2014 we purchased two branches at more favorable terms than our lease agreements and reduced square footage by closing two branches and consolidating lease space in one branch.
Other operating expense declined $5.1 million mainly due to a decline of approximately $1.0 million in insurance costs as a result of the renegotiation of insurance premiums, a decline of approximately $1.3 million in supplies, postage and stationary and $0.9 million in miscellaneous expenses as a result of costs savings initiatives. Contributing to the decline, was a decline of $0.8 million due to amortization run off in intangible assets acquired with our legacy banks and a $0.5 million decline in operational charge-offs.
Year ended December 31, 2013 compared to year ended December 31, 2012
Non-interest expense declined $23.7 million, or 9.1%, to $236.2 million for 2013 from $260.0 million for 2012. The decline was mainly due to a reduction of $13.2 million in stock-based compensation associated with founders’ grants and a net gain on extinguishment of debt of $0.1 million on pre-paid trust preferred securities compared to a $3.3 million loss on extinguishment of debt on the repayment of FHLB advances in 2012. Contributing to the decline in non-interest expense was a $7.3 million decline in conversion and merger related expenses due to integration of the acquired banks in 2012 and a $3.1 million and $2.2 million decline in professional fees and legal settlement expenses, respectively. Offsetting this decline was an increase of $2.7 million in CVR expense as a result of 2013 estimates of lower expected credit losses from our legacy portfolios.
OREO sales during year resulted in $75.5 million in cash proceeds, including $3.5 million in gains, reducing our OREO balance by 16.0% from December 31, 2012.
Salaries and employee benefits decreased slightly for 2013 as compared to 2012.
Computer services, software expense and net occupancy expense increased by $3.3 million, $2.0 million and $1.1 million, respectively, mainly as a result of a full year of operations in 2013 of the SCMF network and facilities, which we acquired in the fourth quarter of 2012, as compared to three months in 2012.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Salaries and employee benefits	$93,408	$90,059	$91,611
Stock-based compensation expense	2,642	5,439	18,681
Net occupancy and equipment expense	33,817	34,916	33,794
Computer services	13,387	12,965	9,700
Software expense	7,814	7,504	5,466
Telecommunication expense	5,989	6,451	5,642
OREO valuation expense	10,901	22,034	22,498
Net gains on sales of OREO	(4,555)	(3,482)	(3,801)
Foreclosed asset related expense	3,914	5,955	9,531
Loan workout expense	4,557	8,045	7,508
Conversion and merger related expense	—	234	7,543
Professional fees	7,690	9,827	12,937
(Gains) losses on extinguishment of debt	—	(122)	3,267
Legal settlement expense	—	543	2,752
Impairment of intangible assets	—	—	202
Contingent value right expense	1,706	2,833	187
Regulatory assessments	6,619	6,923	6,716
Other expense	20,958	26,085	25,724
Total non-interest expense	$208,847	$236,209	$259,958

Legacy credit expenses for the years ended December 31, 2014, 2013 and 2012 are as presented below:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Provision (reversal) on legacy loans	$(9,044)	$(1,923)	$13,462
FDIC indemnification asset expense (income)	11,531	5,656	(1,325)
OREO valuation expense	10,901	22,034	22,498
Net gains on sales of OREO	(4,555)	(3,482)	(3,801)
Foreclosed asset related expense	3,914	5,955	9,531
Loan workout expense	4,557	8,045	7,508
Salaries and employee benefits	4,587	5,170	5,153
Total legacy credit expenses	$21,891	$41,455	$53,026

Our efficiency ratios for the years ended December 31, 2014, 2013 and 2012 were 72.05%, 74.62% and 81.77%, respectively. Our core efficiency ratios for the years ended December 31, 2014, 2013 and 2012 were 71.17%, 72.24% and 72.84%, respectively.
The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the years ended December 31, 2014, 2013 and 2012 is as follows:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net interest income	$246,060	$263,575	$255,224
Reported non-interest income	43,807	52,966	62,708
Less: Securities gains	976	315	8,575
Legal settlement and insurance recoveries	—	—	1,755
Core non-interest income	$42,831	$52,651	$52,378
Reported non-interest expense	208,847	236,209	259,958
Less: Stock-based compensation	1,544	4,933	20,514
Contingent value right expense	1,706	2,833	187
Conversion and merger related expense (conversion, merger expense and other expense)	—	133	8,492
Legal settlement expenses	—	—	2,752
Impairment of intangible assets	—	—	202
Legal fees (professional fees)	—	—	500
(Gains) losses on extinguishment of debt	—	(122)	3,267
Core non-interest expense	$205,597	$228,432	$224,044
Efficiency ratio	72.05%	74.62%	81.77%
Core efficiency ratio	71.17%	72.24%	72.84%
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

Income Taxes
The provision (benefit) for income taxes was $30.7 million, $27.4 million and $(21.5) million for 2014, 2013 and 2012, respectively. The effective income tax rates were 38%, 41% and (64)% for these periods, respectively. The higher 2013 effective income tax rate as compared to 2014 was mainly due to the impact of a $1.5 million charge to income tax expense as a result of changes in certain statutory rates that were enacted into law during the third quarter of 2013 and the change in value of the CVR as a result our most recent estimate of expected credit losses from our legacy portfolios.
The 2012 tax benefit was due to the $34.0 million increase in our deferred tax asset due to an improvement in forecasted tax deductible losses from loans obtained through our acquisitions of TIB Financial, Capital Bank Corp, and Green Bankshares, Inc. At each respective acquisition date, we recorded an estimate of deferred tax assets expected to be realized in connection with differences between the estimated fair value and tax bases of loans acquired. Such estimates included assumptions of the amounts and timing of credit losses associated with each of the acquired loan portfolios. These estimates were based on facts and circumstances existing at each respective acquisition date. According to Section 1374 of the Internal Revenue Code of 1986 (the “Code”), bad debt deductions arising from debts owed at the beginning of the recognition period are limited as built-in-losses under Section 382 of the Code, if the deduction is properly taken into account during the first twelve months of the recognition period. Conversely, bad debt deductions taken subsequent to this twelve month period are not limited. As the actual credit losses on acquired loans which qualified as bad debt deductions limited by Section 382 were lower than initially estimated as of the respective dates of acquisition, during the third quarter of 2012, we increased our deferred tax assets to amounts which were consistent with the deductions recognized upon the filing of our 2011 tax returns and then current expectations of the timing of recognition of future credit losses on acquired loans.
At December 31, 2014 and 2013, the Company had no amounts recorded for uncertain tax positions and no unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 17. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.

Financial Condition
Our assets totaled $6.8 billion at December 31, 2014 and $6.6 billion at December 31, 2013. Total loans increased $448.2 million to $5.0 billion at December 31, 2014 compared to $4.6 billion at December 31, 2013. The increase in total loans was due to $1.6 billion of new loans, partially offset by $281.9 million in resolutions of problem loans and $866.5 million in net principal repayments. Investment securities declined by $161.6 million mainly due to principal cash flows retained and redeployed to fund loan growth. Total deposits were $5.3 billion at December 31, 2014 and $5.2 billion at December 31, 2013. Our core deposits increased by $98.8 million as a result of our continued focus in growing lower cost checking accounts, which were up $192.2 million, or 9%, partially offset by some contraction in money market balances. Core deposits now represent 73.0% total deposits at December 31, 2014 compared to 72.1% at December 31, 2013. Time deposits declined by $28.8 million as a result of continued planned shrinkage in high-cost time deposits, which declined by $227.4 million, partially offset by an increase in lower cost brokered time deposits of $198.6 million. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $459.2 million and $259.7 million at December 31, 2014 and 2013, respectively. The increase in borrowed funds was mainly due to $199.8 million of new short-term FHLB advances.
Shareholders’ equity was $1.1 billion at December 31, 2014 and December 31, 2013. During 2013 and 2014, the Company’s Board of Directors authorized stock repurchase plans of up to $200.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During 2014, the Company repurchased $103.2 million, or 4,324,382 common shares at an average price of $23.87 per share. As of December 31, 2014, the Company has repurchased a total of $173.2 million or 8,085,699 common shares at an average price of $21.42 per share, and had $26.8 million of remaining availability for future share repurchases.

Core return-on-assets (“core ROA”) is a non-GAAP measure which we believe provides management and investors with useful information to understand the effects of certain non-interest items and provide an alternative view of the Company’s performance over time and in comparison to the Company’s competitors. This non-GAAP measure has inherent limitations and is not required to be uniformly applied. It should not be considered in isolation or as a substitute for analysis of results reported under GAAP. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for non-interest expense. A reconciliation to the most directly comparable GAAP financial measure is shown in the table below:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net Income	$50,918	$38,844	$55,025
Adjustments
Non-interest income
Security (gains) losses	976	315	8,575
Legal settlement and insurance recoveries	—	—	1,755
Non-interest expense
Stock-based compensation expense	1,544	4,933	20,514
Contingent value right expense	1,706	2,833	187
Conversion and severance expense	—	133	8,492
Gain on extinguishment of debt	—	(122)	3,267
Legal settlement	—	—	2,752
Legal fees (professional fees)	—	—	500
Impairment of intangible assets	—	—	202
Core Net Income	$53,192	$46,306	$80,609

Average Assets	$6,617,465	$6,855,001	$6,619,253
ROA	0.77%	0.57%	0.83%
Core ROA	0.80%	0.68%	1.22%

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

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	December 31, 2014		December 31, 2013		Sequential Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$798,556	16.0%	$775,733	17.0%	$22,823	2.9%
Other commercial construction and land	200,755	4.0%	300,494	6.6%	(99,739)	(33.2)%
Multifamily commercial real estate	89,132	1.8%	67,688	1.5%	21,444	31.7%
1-4 family residential construction and land	68,658	1.4%	71,351	1.6%	(2,693)	(3.8)%
Total commercial real estate	1,157,101	23.2%	1,215,266	26.7%	(58,165)	(4.8)%
Owner occupied commercial real estate	1,046,736	20.9%	1,058,148	23.2%	(11,412)	(1.1)%
Commercial and industrial	1,073,791	21.5%	803,736	17.7%	270,055	33.6%
Lease financing	2,005	—%	2,676	0.1%	(671)	(25.1)%
Total commercial	2,122,532	42.4%	1,864,560	41.0%	257,972	13.8%
1-4 family residential	925,698	18.5%	804,322	17.7%	121,376	15.1%
Home equity loans	378,475	7.6%	386,366	8.5%	(7,891)	(2.0)%
Other consumer loans	272,453	5.4%	170,526	3.7%	101,927	59.8%
Total consumer	1,576,626	31.5%	1,361,214	29.9%	215,412	15.8%
Other	143,960	2.9%	110,989	2.4%	32,971	29.7%
Total loans	$5,000,219	100.0%	$4,552,029	100.0%	$448,190	9.8%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	December 31, 2014
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$372,793	$58,552	$367,211	$798,556
Other commercial construction and land	66,817	161	133,777	200,755
Multifamily commercial real estate	47,765	12,327	29,040	89,132
1-4 family residential construction and land	58,046	—	10,612	68,658
Total commercial real estate	545,421	71,040	540,640	1,157,101
Owner occupied commercial real estate	745,728	38,122	262,886	1,046,736
Commercial and industrial	958,628	10,778	104,385	1,073,791
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,900	367,271	2,122,532
1-4 family residential	560,106	45,433	320,159	925,698
Home equity loans	103,644	183,270	91,561	378,475
Other consumer loans	261,935	4,647	5,871	272,453
Total consumer	925,685	233,350	417,591	1,576,626
Other	99,610	3,603	40,747	143,960
Total loans	$3,277,077	$356,893	$1,366,249	$5,000,219

(Dollars in thousands)	December 31, 2013
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$219,482	$68,080	$488,171	$775,733
Other commercial construction and land	67,537	252	232,705	300,494
Multifamily commercial real estate	12,537	16,650	38,501	67,688
1-4 family residential construction and land	56,978	1	14,372	71,351
Total commercial real estate	356,534	84,983	773,749	1,215,266
Owner occupied commercial real estate	642,794	48,459	366,895	1,058,148
Commercial and industrial loans	643,044	20,875	139,817	803,736
Lease financing	2,676	—	—	2,676
Total commercial	1,288,514	69,334	506,712	1,864,560
1-4 family residential	332,585	53,095	418,642	804,322
Home equity loans	52,918	217,252	116,196	386,366
Other consumer loans	151,584	6,407	12,535	170,526
Total consumer	537,087	276,754	547,373	1,361,214
Other	57,320	3,959	49,710	110,989
Total loans	$2,239,455	$435,030	$1,877,544	$4,552,029
During 2014, our loan portfolio increased by $448.2 million as $1.6 billion of new loans were partially offset by $281.9 million in resolutions of problem loans and $866.5 million in net principal repayments. New and acquired non-impaired loans now represent 72.7% of our total loan portfolio as compared to 58.8% at December 31, 2013.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 45.6% and 34.6%, respectively, of new loan production for the year ended December 31, 2014. We expect that this production will be more balanced going forward, as we expect commercial real estate to comprise a larger proportion of new loan production.
The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Years Ended
	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$153,963	9.7%	$116,786	9.3%
Other commercial construction and land	88,732	5.6%	45,791	3.7%
Multifamily commercial real estate	19,496	1.2%	3,740	0.3%
1-4 family residential construction and land	53,394	3.3%	58,227	4.6%
Total commercial real estate	315,585	19.8%	224,544	17.9%
Owner occupied commercial real estate	159,953	10.0%	208,429	16.6%
Commercial and industrial	568,188	35.6%	456,531	36.4%
Lease financing	—	—%	2,794	0.2%
Total commercial	728,141	45.6%	667,754	53.3%
1-4 family residential	259,751	16.3%	189,732	15.1%
Home equity loans	57,968	3.6%	27,378	2.2%
Other consumer loans	190,597	11.9%	113,509	9.1%
Total consumer	508,316	31.8%	330,619	26.4%
Other	44,546	2.8%	30,018	2.4%
Total loans	$1,596,588	100.0%	$1,252,935	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, North Carolina, South Carolina and Tennessee accounted for 29.3%, 29.9%, 11.9% and 28.9%% of our new loans, respectively, for the year ended December 31, 2014. Florida, North Carolina, South Carolina and Tennessee accounted for 26.9%, 41.7%, 11.9% and 19.5% of our new loans, respectively, for the years ended December 31, 2013. During 2014, we purchased $101.2 million of high quality residential loans.
The contractual maturity distribution of our loan portfolio as of December 31, 2014 is presented in the tables below. The majority of these are amortizing loans.

(Dollars in thousands)	Loans Maturing Year Ended December 31, 2014
	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$127,004	$528,210	$143,342	$798,556
Other commercial construction and land	89,638	90,064	21,053	200,755
Multifamily commercial real estate	9,474	68,506	11,152	89,132
1-4 family residential construction and land	44,005	6,016	18,637	68,658
Total commercial real estate	270,121	692,796	194,184	1,157,101
Owner occupied commercial real estate	85,782	707,023	253,931	1,046,736
Commercial and industrial loans	255,867	732,346	85,578	1,073,791
Lease financing	—	2,005	—	2,005
Total commercial	341,649	1,441,374	339,509	2,122,532
1-4 family residential	56,147	140,316	729,235	925,698
Home equity loans	25,590	134,859	218,026	378,475
Other consumer loans	12,564	122,579	137,310	272,453
Total consumer	94,301	397,754	1,084,571	1,576,626
Other	27,867	68,310	47,783	143,960
Total loans	$733,938	$2,600,234	$1,666,047	$5,000,219

(Dollars in thousands)	Loans Maturing Year Ended December 31, 2014
Loans with:	Withing One Year	One to Five Years	After Five Years	Total
Predetermined interest rates	$287,617	$1,493,297	$567,877	$2,348,791
Floating or adjustable interest rates	446,321	1,106,937	1,098,170	2,651,428
Total loans	$733,938	$2,600,234	$1,666,047	$5,000,219

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
We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank of the South where the FDIC reimburses us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans (expiring in the third quarter of 2015) and a ten-year period for residential loans (expiring in the third quarter of 2020). We refer to all other loans as “non-covered loans.” These are new loans we originate or purchase, loans acquired through the acquisitions of Capital Bank, TIB Bank, Green Bankshares and Southern Community Financial and certain loans of the Failed Banks that we acquired, which are not covered by any loss sharing agreement.

Covered Loans
As of December 31, 2014, covered loans were $197.6 million, representing 4.0% of our loan portfolio of which 0.2% were past due 30-89 days, 6.5% were greater than 90 days past due and still accruing/accreting and 0.3% were nonaccrual. As of December 31, 2013, covered loans were $285.3 million, representing 6.3% of our loan portfolio of which 0.3% were past due 30-89 days, 14.2% were greater than 90 days past due and still accruing/accreting and 0.5% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date.
As of December 31, 2014, covered loans and OREO subject to the commercial shared-loss agreements expiring on July 16, 2015, were $108.9 million and $14.7 million, respectively. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. Covered loans and OREO subject to the single family shared-loss agreements expiring on July 16, 2020, were $88.7 million and $1.0 million, respectively. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010.
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
Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through December 31, 2014, totaling $129.7 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.
Non-Covered Loans
As of December 31, 2014, non-covered loans were $4.8 billion, representing 96.0% of our loan portfolio, of which 0.2% were past due 30-89 days, 2.3% were greater than 90 days past due and still accruing/accreting and 0.2% were nonaccrual. As of December 31, 2013, non-covered loans were $4.3 billion, representing 93.7% of our loan portfolio, of which 0.5% were past due 30-89 days, 5.0% were greater than 90 days past due and still accruing/accreting and 0.2% were nonaccrual.
As a percentage of the non-covered loans are acquired impaired loans, these loans had excessive commercial real estate concentrations, which had characterized our acquired loan portfolios. However, the credit quality of these loans is generally higher than that of the covered loans. In connection with the acquisitions, we applied acquisition accounting adjustments to the non-covered loans not originated by us to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.

Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	December 31, 2014				December 31, 2013
	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accrual	Portfolio Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$33,778	—%	4.8%	—%	$55,734	0.2%	19.1%	—%
Other commercial construction and land	10,379	—%	39.0%	—%	19,162	—%	44.2%	—%
Multifamily commercial real estate	4,663	—%	—%	—%	9,109	—%	—%	—%
1-4 family residential construction and land	870	—%	—%	—%	—	—%	—%	—%
Total commercial real estate	49,690	—%	11.4%	—%	84,005	0.1%	22.8%	—%
Owner occupied commercial real estate	47,827	—%	2.4%	—%	67,302	0.4%	9.9%	—%
Commercial and industrial loans	7,371	—%	0.9%	0.9%	10,212	—%	15.6%	—%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	55,198	—%	2.2%	0.1%	77,514	0.3%	10.6%	0.1%
1-4 family residential	51,903	0.2%	9.0%	0.1%	70,599	0.3%	15.3%	—%
Home equity loans	39,913	0.6%	3.3%	1.1%	51,315	0.4%	2.4%	2.5%
Other consumer loans	99	—%	27.3%	—%	102	—%	65.7%	—%
Total consumer	91,915	0.4%	6.5%	0.6%	122,016	0.4%	9.9%	1.0%
Other	844	—%	—%	—%	1,822	—%	52.4%	—%
Total covered loans	$197,647	0.2%	6.5%	0.3%	$285,357	0.3%	14.2%	0.5%
Non-covered Portfolio
Non-owner occupied commercial real estate	$764,778	—%	2.0%	0.1%	$719,999	0.2%	4.9%	—%
Other commercial construction and land	190,376	0.1%	12.9%	0.1%	281,332	0.4%	20.8%	0.2%
Multifamily commercial real estate	84,469	—%	2.3%	—%	58,579	0.5%	4.5%	—%
1-4 family residential construction and land	67,788	—%	1.3%	—%	71,351	—%	2.5%	—%
Total commercial real estate	1,107,411	—%	3.8%	0.1%	1,131,261	0.3%	8.7%	0.1%
Owner occupied commercial real estate	998,909	0.2%	1.5%	0.3%	990,846	0.5%	3.4%	0.3%
Commercial and industrial loans	1,066,420	—%	2.2%	0.2%	793,524	—%	3.8%	0.2%
Lease financing	2,005	—%	—%	—%	2,676	—%	—%	—%
Total commercial	2,067,334	0.1%	1.9%	0.2%	1,787,046	0.3%	3.6%	0.3%
1-4 family residential	873,795	0.2%	2.4%	0.1%	733,723	1.0%	5.1%	0.2%
Home equity loans	338,562	0.5%	1.1%	0.5%	335,051	0.8%	2.2%	0.7%
Other consumer loans	272,354	1.0%	0.1%	0.3%	170,424	1.3%	0.7%	0.5%
Total consumer	1,484,711	0.4%	1.7%	0.3%	1,239,198	1.0%	3.7%	0.4%
Other	143,116	0.1%	1.8%	—%	109,167	0.4%	4.3%	—%
Total non-covered loans	$4,802,572	0.2%	2.3%	0.2%	$4,266,672	0.5%	5.0%	0.2%
Total loans	$5,000,219	0.2%	2.4%	0.2%	$4,552,029	0.5%	5.6%	0.3%
Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2014, $12.9 million (or approximately 10.63%) were loans covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2013, $40.4 million (or approximately 15.9%) were loans covered by loss sharing agreements with the FDIC. All of the covered and non-covered loans classified as delinquent 90 days or more accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of December 31, 2014 declined by $135.0 million, or 51%, to $130.6 million as compared to $265.6 million at December 31, 2013. The change in non-performing loans during the year ended December 31, 2014 was attributable to $132.1 million in resolutions and $35.0 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $32.0 million of loans that became non-performing.

During the year ended December 31, 2014, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 42.9% consisted of commercial real estate loans, 31.9% consisted of commercial loans and 24.9% consisted of residential loans.

The customer-owed principal balances and carrying amounts as of December 31, 2014 and 2013 are set forth in the tables below:

(Dollars in thousands)	December 31, 2014
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$79,101	$33,778	42.7%	$1,636	4.8%
Other commercial construction and land	71,888	10,379	14.4%	4,043	39.0%
Multifamily commercial real estate	10,780	4,663	43.3%	—	—%
1-4 family residential construction and land	3,170	870	27.4%	—	—%
Total commercial real estate	164,939	49,690	30.1%	5,679	11.4%
Owner occupied commercial real estate	61,872	47,827	77.3%	1,131	2.4%
Commercial and industrial loans	17,493	7,371	42.1%	129	1.8%
Lease financing	—	—	—%	—	—%
Total commercial	79,365	55,198	69.5%	1,260	2.3%
1-4 family residential	81,325	51,903	63.8%	4,751	9.2%
Home equity loans	56,631	39,913	70.5%	1,743	4.4%
Other consumer loans	230	99	43.0%	27	27.3%
Total consumer	138,186	91,915	66.5%	6,521	7.1%
Other	15,952	844	5.3%	—	—%
Total covered loans	$398,442	$197,647	49.6%	$13,460	6.8%
Non-covered Portfolio
Non-owner occupied commercial real estate	$850,602	$764,778	89.9%	$15,477	2.0%
Other commercial construction and land	458,778	190,376	41.5%	24,835	13.0%
Multifamily commercial real estate	93,140	84,469	90.7%	1,924	2.3%
1-4 family residential construction and land	101,241	67,788	67.0%	873	1.3%
Total commercial real estate	1,503,761	1,107,411	73.6%	43,109	3.9%
Owner occupied commercial real estate	1,071,105	998,909	93.3%	17,713	1.8%
Commercial and industrial loans	1,170,378	1,066,420	91.1%	24,769	2.3%
Lease financing	2,005	2,005	100.0%	—	—%
Total commercial	2,243,488	2,067,334	92.1%	42,482	2.1%
1-4 family residential	953,159	873,795	91.7%	22,508	2.6%
Home equity loans	392,304	338,562	86.3%	5,372	1.6%
Other consumer loans	287,553	272,354	94.7%	1,083	0.4%
Total consumer	1,633,016	1,484,711	90.9%	28,963	2.0%
Other	151,642	143,116	94.4%	2,607	1.8%
Total non-covered loans	$5,531,907	$4,802,572	86.8%	$117,161	2.4%
Total loans	$5,930,349	$5,000,219	84.3%	$130,621	2.6%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $200.8 million million, or 50.4%, and $729.3 million or 13.2%, respectively.

(2)	Includes loans greater than 90 days past due.

(Dollars in thousands)	December 31, 2013
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$101,639	$55,734	54.8%	$10,658	19.1%
Other commercial construction and land	86,039	19,162	22.3%	8,479	44.2%
Multifamily commercial real estate	15,543	9,109	58.3%	—	—%
1-4 family residential construction and land	3,556	—	—%	—	—%
Total commercial real estate	206,777	84,005	40.6%	19,137	22.8%
Owner occupied commercial real estate	82,206	67,302	81.9%	6,631	9.9%
Commercial and industrial loans	20,466	10,212	49.8%	1,663	16.3%
Lease financing	—	—	—%	—	—%
Total commercial	102,672	77,514	75.5%	8,294	10.7%
1-4 family residential	101,830	70,599	69.4%	10,824	15.3%
Home equity loans	70,686	51,315	72.6%	2,497	4.9%
Other consumer loans	85	102	—	67	65.7%
Total consumer	172,601	122,016	70.7%	13,388	11.0%
Other	18,315	1,822	9.8%	954	52.4%
Total covered loans	$500,365	$285,357	57.0%	$41,773	14.6%
Non-covered Portfolio
Non-owner occupied commercial real estate	$811,499	$719,999	88.7%	$35,653	5.0%
Other commercial construction and land	555,044	281,332	50.7%	59,196	21.0%
Multifamily commercial real estate	68,124	58,579	86.0%	2,641	4.5%
1-4 family residential construction and land	104,530	71,351	68.3%	1,797	2.5%
Total commercial real estate	1,539,197	1,131,261	73.5%	99,287	8.8%
Owner occupied commercial real estate	1,072,309	990,846	92.4%	37,368	3.8%
Commercial and industrial loans	903,772	793,524	87.8%	31,698	4.0%
Lease financing	2,676	2,676	100.0%	—	—%
Total commercial	1,978,757	1,787,046	90.3%	69,066	3.9%
1-4 family residential	805,865	733,723	91.0%	39,063	5.3%
Home equity loans	390,049	335,051	85.9%	9,637	2.9%
Other consumer loans	183,869	170,424	92.7%	2,055	1.2%
Total consumer	1,379,783	1,239,198	89.8%	50,755	4.1%
Other	117,804	109,167	92.7%	4,745	4.3%
Total non-covered loans	$5,015,541	$4,266,672	85.1%	$223,853	5.2%
Total loans	$5,515,906	$4,552,029	82.5%	$265,626	5.8%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $215.1 million, or 43.0%, and $748.8 million, or 14.9%, respectively.

(2)	Includes loans greater than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At December 31, 2014, the allowance for loan and lease losses was $50.2 million, of which $28.9 million was associated with PCI loans and $21.3 million related to new loans or acquired non-PCI loans. At December 31, 2014, the allowance for loan and lease losses represents 1.0% of our total $5.0 billion loan portfolio. At December 31, 2013, the allowance for loan and lease losses was $56.9 million of which $19.0 million related to new loans or acquired non-PCI loans, and $37.9 million was associated with PCI loans. At December 31, 2013, the allowance for loan and lease losses represented 1.25% of our total $4.6 billion loan portfolio.
For non PCI loans, the allowance for loan and lease losses reflects an allowance for probable incurred credit losses in the loan portfolio. Our formalized process for assessing the adequacy of the allowance for loan and lease losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analysis and loan pool analysis. Individual loan analysis are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired.
Home equity loans, indirect auto loans, residential loans and consumer loans generally are not analyzed individually or separately identified for impairment disclosures. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors mentioned above. However, should such loans exceeding certain size thresholds exhibit signs of impairment; they may be individually evaluated for impairment.
For PCI loans, the allowance for loan and lease losses is a measure of impairment based upon our most recent estimates of expected cash flows. Our estimation of expected cash flows, which is used to determine the need for provisions to or reversals of the allowance every reporting period, is determined by assigning probability of default (“PD”) and loss given default (“LGD”) assumptions, amongst other assumptions such as prepayment speeds and recovery or liquidation timing. For commercial real estate and other commercial loans, we generally assign PD assumptions through the mapping of the following loan level risk ratings: Pass, Watch, Sub-Performing and Non-Performing. For home equity loans, residential loans, and consumer loans, PD is determined by mapping payment performance and delinquency status to market based default assumptions. Estimated loan to value ratios, determined using appraisals and/or real estate indices, are used to derive loss given default assumptions for real estate collateralized loans.
Senior management and our Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.
The provision for loan and lease losses is a charge to income in the current period to establish or replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio for new loans. A provision for loan and lease losses is also required for any unfavorable changes in expected cash flows related to pools of purchased impaired loans. The provision for loan and lease losses and expectations of cash flows may be impacted by many factors, including changes in the value of real estate collateralizing loans, net charge-offs and credit losses incurred, changes in loans outstanding, changes in impaired loans, historical loss rates and the mix of loan types.
As the majority of our acquired loans are considered PCI loans, our provision for loan and lease losses in future periods for acquired loans will be most significantly influenced in the short term by the differences between the actual credit losses resulting from the resolution of problem loans and the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition dates. For new loans, the provision for loan and lease losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted. Refer to Provision for loan and lease losses section for further discussion.
Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan and lease losses at an appropriate level.
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the years ended December 31, 2014, 2013 and 2012 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2014
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	(293)	—	(293)
Other commercial construction and land	(224)	—	(224)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	(6)	—	(6)
Total commercial real estate	(523)	—	(523)
Owner occupied commercial real estate	(211)	—	(211)
Commercial and industrial loans	(504)	—	(504)
Lease financing	—	—	—
Total commercial	(715)	—	(715)
1-4 family residential	(114)	—	(114)
Home equity loans	(1,740)	—	(1,740)
Other consumer loans	(3,745)	—	(3,745)
Total consumer	(5,599)	—	(5,599)
Other	(2,365)	—	(2,365)
Total charge-offs	(9,202)	—	(9,202)
Recoveries:
Non-owner occupied commercial real estate	300	—	300
Other commercial construction and land	100	—	100
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	9	—	9
Total commercial real estate	409	—	409
Owner occupied commercial real estate	32	—	32
Commercial and industrial loans	938	—	938
Lease financing	—	—	—
Total commercial	970	—	970
1-4 family residential	86	—	86
Home equity loans	220	—	220
Other consumer loans	654	—	654
Total consumer	960	—	960
Other	812	—	812
Total recoveries	3,151	—	3,151
Net charge-offs	(6,051)	—	(6,051)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(59)	(2,561)	(2,620)
Other commercial construction and land	334	3,754	4,088
Multifamily commercial real estate	10	(78)	(68)
1-4 family residential construction and land	(329)	(130)	(459)
Total commercial real estate	(44)	985	941
Owner occupied commercial real estate	(303)	(1,464)	(1,767)
Commercial and industrial loans	431	327	758
Lease financing	(3)	—	(3)
Total commercial	125	(1,137)	(1,012)
1-4 family residential	589	(6,834)	(6,245)
Home equity loans	1,761	(1,295)	466
Other consumer loans	4,603	(72)	4,531
Total consumer	6,953	(8,201)	(1,248)
Other	1,421	(691)	730
Total provision (reversal) for loan and lease losses	8,455	(9,044)	(589)
Allowance for loan and lease losses at the end of the period	$21,355	$28,856	$50,211

(Dollars in thousands)	December 31, 2013
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$17,439	$39,823	$57,262
Charge-offs:
Non-owner occupied commercial real estate	(92)	—	(92)
Other commercial construction and land	(152)	—	(152)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(244)	—	(244)
Owner occupied commercial real estate	(1,060)	—	(1,060)
Commercial and industrial loans	(10,123)	—	(10,123)
Lease financing	—	—	—
Total commercial	(11,183)	—	(11,183)
1-4 family residential	(40)	—	(40)
Home equity loans	(1,630)	—	(1,630)
Other consumer loans	(2,999)	—	(2,999)
Total consumer	(4,669)	—	(4,669)
Other	(2,627)	—	(2,627)
Total charge-offs	(18,723)	—	(18,723)
Recoveries:
Non-owner occupied commercial real estate	(342)	—	(342)
Other commercial construction and land	1,251	—	1,251
Multifamily commercial real estate	41	—	41
1-4 family residential construction and land	28	—	28
Total commercial real estate	978	—	978
Owner occupied commercial real estate	286	—	286
Commercial and industrial loans	819	—	819
Lease financing	—	—	—
Total commercial	1,105	—	1,105
1-4 family residential	128	—	128
Home equity loans	388	—	388
Other consumer loans	570	—	570
Total consumer	1,086	—	1,086
Other	1,025	—	1,025
Total recoveries	4,194	—	4,194
Net charge-offs	(14,529)	—	(14,529)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	588	717	1,305
Other commercial construction and land	(1,708)	(3,885)	(5,593)
Multifamily commercial real estate	(53)	(16)	(69)
1-4 family residential construction and land	93	(279)	(186)
Total commercial real estate	(1,080)	(3,463)	(4,543)
Owner occupied commercial real estate	442	727	1,169
Commercial and industrial loans	10,262	(138)	10,124
Lease financing	3	—	3
Total commercial	10,707	589	11,296
1-4 family residential	277	5,619	5,896
Home equity loans	1,264	(4,823)	(3,559)
Other consumer loans	3,179	(150)	3,029
Total consumer	4,720	646	5,366
Other	1,694	305	1,999
Total provision (reversal) for loan and lease losses	16,041	(1,923)	14,118
Allowance for loan and lease losses at the end of the period	$18,951	$37,900	$56,851

(Dollars in thousands)	December 31, 2012
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$8,388	$26,361	$34,749
Charge-offs:
Non-owner occupied commercial real estate	(219)	—	(219)
Other commercial construction and land	(83)	—	(83)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(302)	—	(302)
Owner occupied commercial real estate	(50)	—	(50)
Commercial and industrial loans	(371)	—	(371)
Lease financing	—	—	—
Total commercial	(421)	—	(421)
1-4 family residential	(1,722)	—	(1,722)
Home equity loans	(1,511)	—	(1,511)
Other consumer loans	—	—	—
Total consumer	(3,233)	—	(3,233)
Other	(1,788)	—	(1,788)
Total charge-offs	(5,744)	—	(5,744)
Recoveries:
Non-owner occupied commercial real estate	1,093	—	1,093
Other commercial construction and land	542	—	542
Multifamily commercial real estate	6	—	6
1-4 family residential construction and land	(15)	—	(15)
Total commercial real estate	1,626	—	1,626
Owner occupied commercial real estate	429	—	429
Commercial and industrial loans	298	—	298
Lease financing	—	—	—
Total commercial	727	—	727
1-4 family residential	47	—	47
Home equity loans	76	—	76
Other consumer loans	259	—	259
Total consumer	382	—	382
Other	1,031	—	1,031
Total recoveries	3,766	—	3,766
Net charge-offs	(1,978)	—	(1,978)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	179	(1,143)	(964)
Other commercial construction and land	842	3,783	4,625
Multifamily commercial real estate	115	(171)	(56)
1-4 family residential construction and land	514	296	810
Total commercial real estate	1,650	2,765	4,415
Owner occupied commercial real estate	(421)	(1,357)	(1,778)
Commercial and industrial loans	4,040	(643)	3,397
Lease financing	—	—	—
Total commercial	3,619	(2,000)	1,619
1-4 family residential	1,001	7,440	8,441
Home equity loans	1,859	5,746	7,605
Other consumer loans	1,823	(83)	1,740
Total consumer	4,683	13,103	17,786
Other	1,077	(406)	671
Total provision (reversal) for loan and lease losses	11,029	13,462	24,491
Allowance for loan and lease losses at the end of the period	$17,439	$39,823	$57,262

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of December 31, 2014 and 2013:

(Dollars in thousands)	December 31, 2014			December 31, 2013
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$431,345	$1,563	0.4%	$287,562	$1,615	0.6%
Other commercial construction and land	66,978	1,411	2.1%	67,789	1,201	1.8%
Multifamily commercial real estate	60,092	126	0.2%	29,187	116	0.4%
1-4 family residential construction and land	58,046	739	1.3%	56,979	1,065	1.9%
Total commercial real estate	616,461	3,839	0.6%	441,517	3,997	0.9%
Owner occupied commercial real estate	783,850	2,129	0.3%	691,253	2,611	0.4%
Commercial and industrial	969,406	7,742	0.8%	663,919	6,877	1.0%
Lease financing	2,005	—	—%	2,676	3	0.1%
Total commercial	1,755,261	9,871	0.6%	1,357,848	9,491	0.7%
1-4 family residential	600,023	2,840	0.5%	377,668	2,279	0.6%
Home equity loans	286,914	639	0.2%	270,170	398	0.1%
Other consumer loans	266,582	3,830	1.4%	157,991	2,318	1.5%
Total consumer	1,153,519	7,309	0.6%	805,829	4,995	0.6%
Other	103,213	336	0.3%	61,279	468	0.8%
Total loans	$3,628,454	$21,355	0.6%	$2,666,473	$18,951	0.7%

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

The following table summarizes criticized and classified loans at December 31, 2014 and 2013:

(Dollars in thousands)	December 31, 2014 (1)			December 31, 2013 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$9,076	$91,895	$100,971	$26,995	$123,515	$150,510
Other commercial construction and land	6,912	52,278	59,190	15,297	110,245	125,542
Multifamily commercial real estate	811	4,760	5,571	2,421	6,270	8,691
1-4 family residential construction and land	870	3,011	3,881	—	8,336	8,336
Total commercial real estate	17,669	151,944	169,613	44,713	248,366	293,079
Owner occupied commercial real estate	16,679	53,738	70,417	24,747	86,335	111,082
Commercial and industrial	3,748	36,631	40,379	4,504	54,261	58,765
Lease financing	—	—	—	—	—	—
Total commercial	20,427	90,369	110,796	29,251	140,596	169,847
1-4 family residential	8,785	43,379	52,164	16,208	59,828	76,036
Home equity loans	2,073	8,356	10,429	6,983	13,663	20,646
Other consumer loans	27	1,127	1,154	67	2,189	2,256
Total consumer	10,885	52,862	63,747	23,258	75,680	98,938
Other	844	4,226	5,070	1,794	13,114	14,908
Total loans	$49,825	$299,401	$349,226	$99,016	$477,756	$576,772
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $227.5 million during 2014 as a result of $35.0 million in transfers to other real estate owned and $273.4 million of pay downs, charge offs and upgrades. Loan downgrades of $80.9 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of December 31, 2014, there were 22 loans individually evaluated for impairment and 14 deemed impaired with a related allowance for loan and lease losses of $43 thousand. At December 31, 2013, there were 28 loans individually evaluated for impairment and 7 deemed impaired with a related allowance for loan and lease losses of $0.5 million. The specific reserve at December 31, 2013 was primarily related to a commercial loan with a balance $1.8 million.
Due to the pool method of accounting for purchased credit impaired loans, non-performing PCI loans are reported as 90 days past due and still accruing/accreting. Going forward, additional acquired loans not classified as purchased credit impaired and new loans originated by us may become impaired and will be classified as such. Impaired loans also include loans which were not classified as non-accrual, but otherwise meet the criteria for classification as an impaired loan (i.e., loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). In our evaluation of the adequacy of the allowance for loan and lease losses, we consider (1) purchased credit impaired loans and loans classified as impaired, (2) our historical portfolio loss experience and trends as well as that of peers and (3) certain other quantitative and qualitative factors.

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

(Dollars in thousands)	December 31, 2014			December 31, 2013
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$578	$8,906	$9,484	$1,336	$10,474	$11,810
Accruing/accreting loans delinquent 90 days or more	12,882	108,255	121,137	40,437	213,379	253,816
Total non-performing loans	13,460	117,161	130,621	41,773	223,853	265,626
Non-accrual investment securities	—	—	—	—	800	800
Repossessed personal property	—	150	150	—	108	108
Other real estate owned	15,714	61,912	77,626	25,251	104,145	129,396
Total non-performing assets	$29,174	$179,223	$208,397	$67,024	$328,906	$395,930
Allowance for loan and lease losses	$9,794	$40,417	$50,211	$13,051	$43,800	$56,851
Non-performing assets as a percent of total assets	0.43%	2.62%	3.05%	1.01%	4.97%	5.98%
Non-performing loans as a percent of total loans	0.27%	2.34%	2.61%	0.92%	4.92%	5.84%
Allowance for loan and lease losses as a percent of non-performing loans	72.76%	34.50%	38.44%	31.24%	19.57%	21.40%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans			0.59%			0.71%
At December 31, 2014 and 2013, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 5. Loans in our consolidated financial statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at December 31, 2014 declined by $187.5 million to $208.4 million compared to $395.9 million at December 31, 2013. The change in non-performing assets was attributable to the decline in non-performing loans and other real estate owned of $135.0 million and $51.8 million, respectively. The decline in non-performing loans was due to $132.1 million in resolutions and $35.0 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $32.0 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $75.8 million, partially offset by valuation adjustments and acquisitions as noted above.
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
Trading securities totaled $2.4 million and $6.3 million at December 31, 2014 and December 31, 2013, respectively.
Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following tables set forth our investment securities as of December 31, 2014 and 2013:

(Dollars in thousands)	December 31, 2014
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$552,203	99.3%	1.87%	4.02
Industrial revenue bonds	3,580	3,690	0.7%	2.24%	0.24
Total	$554,488	$555,893	100.0%	1.87%	3.99
Held-to-Maturity
U.S. Government agencies	$13,989	$14,219	3.2%	2.85%	5.37
Corporate bonds	25,000	25,163	5.7%	5.17%	4.97
State and political subdivisions—tax exempt	13,008	13,436	3.0%	3.24%	4.18
State and political subdivisions—taxable	537	563	0.1%	3.89%	3.90
Mortgage-backed securities—residential issued by government sponsored entities	384,428	389,998	88.0%	2.38%	4.09
Total	$436,962	$443,379	100.0%	2.58%	4.18

(Dollars in thousands)	December 31, 2013
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Asset-backed securities	$133,647	$133,225	19.4%	0.62%	3.99
Marketable equity securities	946	931	0.1%	NA	NA
Mortgage-backed securities—residential issued by government sponsored entities	549,869	546,626	79.8%	1.66%	3.39
Industrial revenue bonds	3,750	3,859	0.6%	2.25%	0.24
Collateralized debt obligations	505	800	0.1%	—%	NA
Total	$688,717	$685,441	100.0%	1.46%	3.48
Held-to-maturity
U.S. Government agencies	$14,972	$14,571	3.2%	2.86%	5.53
State and political subdivisions—tax exempt	14,201	14,099	3.1%	3.01%	4.67
State and political subdivisions—taxable	545	533	0.1%	3.86%	4.65
Mortgage-backed securities—residential issued by government sponsored entities	435,380	430,490	93.6%	2.38%	4.73
Total	$465,098	$459,693	100.0%	2.42%	4.75

Contractual maturities of investment securities at December 31, 2014 and 2013 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$—	—	$—	—	$—	—	$—	—	$552,203	1.87%	$552,203	1.87%
Industrial revenue bonds	—	—	—	—	—	—	3,690	2.24%	—	—	3,690	2.24%
Total	$—	—	$—	—	$—	—	$3,690	2.24%	$552,203	1.87%	$555,893	1.87%
Held-to-Maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$13,989	2.85%	$—	—	$13,989	2.85%
Corporate bonds	—	—	10,000	4.87%	15,000	5.37%	—	—	—	—	25,000	5.17%
State and political subdivisions—tax exempt	205	0.77%	814	2.04%	11,374	3.33%	615	3.95%	—	—	13,008	3.24%
State and political subdivisions—taxable	—	—	—	—	—	—	537	3.89%	—	—	537	3.89%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	384,428	2.38%	384,428	2.38%
Total	$205	0.77%	$10,814	4.66%	$26,374	4.48%	$15,141	2.93%	$384,428	2.38%	$436,962	2.58%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Asset-backed securities	$—	—	$—	—	$55,983	0.64%	$77,242	0.61%	$—	—	$133,225	0.62%
Marketable equity securities	—	—	—	—	—	—	—	—	931	NA	931	NA
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	546,626	4.66%	546,626	1.66%
Industrial revenue bonds	—	—	—	—	—	—	3,859	2.25%	—	—	3,859	2.25%
Collateralized debt obligations	—	—	—	—	—	—	800	—%	—	—	800	—%
Total	$—	—	$—	—	$55,983	0.64%	$81,901	0.68%	$547,557	4.66%	$685,441	1.46%
Held-to-maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$14,972	2.86%	$—	—	$14,972	2.86%
State and political subdivisions—tax exempt	674	0.83%	1,140	2.06%	7,631	3.02%	4,756	3.56%	—	—	14,201	3.01%
State and political subdivisions—taxable	—	—	—	—	—	—	545	3.86%	—	—	545	3.86%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	435,380	2.38%	435,380	2.38%
Total	$674	0.83%	$1,140	2.06%	$7,631	3.02%	$20,273	3.05%	$435,380	2.38%	$465,098	2.42%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security; we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at December 31, 2014.

At December 31, 2013, the Company owned shares of an investment fund with the principal investment strategy to invest in debt securities and other debt instruments that will cause shares of the fund to be deemed qualified under the Community Reinvestment Act (the “CRA”), so that financial institutions that are subject to the CRA may receive investment test or similar credit under the CRA with respect to shares of the Fund held by them. The Company evaluated the intent and ability to hold for any anticipated recovery in fair value and the length of time and extent to which the fair value has been less than cost. Based on the extended period the security’s fair value had been less than cost, and market information indicated the prospects for recovery in the near-term were unlikely, the Company determined there to be OTTI during the year ended December 31, 2013. The Company recognized $54 thousand of impairment loss in earnings, equal to the entire difference between the securities' cost basis and its fair value. The Company sold its shares of the investment fund on December 18, 2014. Proceeds from the sale were $1.0 million and gross gains were $12 thousand.
At December 31, 2013, the Company owned a collateralized debt obligation ("CDO") collateralized by trust preferred securities issued primarily by banks and several insurance companies. The Company sold its investment in the CDO on January 7, 2014, and based on the sales price, the estimated fair value of the CDO increased by $0.5 million during the year ended December 31, 2013. Since previous credit impairment was recognized, no recovery was allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized gain was recognized as a component of accumulated other comprehensive income. Proceeds from the sale were $0.8 million and gross gains were $0.3 million.
For a rollforward of the OTTI credit losses recognized in earnings for the years ended December 31, 2014, 2013 and 2012, refer to Note 4. Investment Securities, to the consolidated financial statements.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of December 31, 2014, our core deposits, which we define as demand deposits, savings and money market accounts, increased by $98.8 million as compared to December 31, 2013. Net new checking account growth contributed to the increase in core deposits during the year ended December 31, 2014, as we are building our deposit base around service-oriented customer relationships. The average contractual rate on core deposits remained flat at 0.14% during 2014 and 2013.
Time deposit balances declined by $28.8 million during 2014. At December 31, 2014, our wholesale time deposits increased by $198.6 million as compared to December 31, 2013, providing a lower cost source of funding as compared with higher rate legacy time deposits. The $227.4 million decrease in retail time deposit accounts was primarily a result of planned shrinkage in these high-cost legacy time deposits. The average contractual rate on time deposits decreased to 1.01% from 1.18% at December 31, 2013. The total cost of deposits decreased six basis points during 2014.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of December 31, 2014 and 2013:

(Dollars in thousands)	December 31, 2014			December 31, 2013			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand	$1,054,128	20.1%	—%	$923,993	17.8%	—%	$130,135	14.1%
Negotiable order of withdrawal	1,383,990	26.3%	0.15%	1,321,903	25.5%	0.15%	62,087	4.7%
Savings	500,028	9.5%	0.22%	530,144	10.2%	0.21%	(30,116)	(5.7)%
Money market	898,254	17.1%	0.23%	961,526	18.5%	0.21%	(63,272)	(6.6)%
Total core deposits	3,836,400	73.0%	0.14%	3,737,566	72.1%	0.14%	98,834	2.6%
Customer time deposits	1,156,597	22.0%	1.10%	1,384,001	26.7%	1.14%	(227,404)	(16.4)%
Wholesale time deposits	262,103	5.0%	0.59%	63,496	1.2%	2.04%	198,607	312.8%
Total time deposits	1,418,700	27.0%	1.01%	1,447,497	27.9%	1.18%	(28,797)	(2.0)%
Total deposits	$5,255,100	100.0%	0.37%	$5,185,063	100.0%	0.43%	$70,037	1.4%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Years Ended
	December 31, 2014		December 31, 2013
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest-bearing demand	$1,000,994	—%	$918,087	—%
Interest-bearing
Negotiable order of withdrawal	1,327,452	0.17%	1,272,065	0.17%
Savings	524,705	0.22%	516,941	0.21%
Money market	930,158	0.23%	1,023,069	0.22%
Time deposits (1)	1,394,916	0.86%	1,751,785	0.95%
Total deposits	$5,178,225	0.34%	$5,481,947	0.40%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

(Dollars in thousands)	December 31, 2014
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of less than $100K	Total
Three or less	$87,389	$153,873	$241,262
Over three to six	100,970	145,475	246,445
Over six to twelve	128,752	177,938	306,690
Over twelve	275,015	349,288	624,303
Total deposits	$592,126	$826,574	$1,418,700

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
As of December 31, 2014 and 2013, we had 13.63% and 14.82% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.

These non-GAAP measures have inherent limitations and are not required to be uniformly applied. They should not be considered in isolation or as a substitute for analysis of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for shareholders’ equity or total assets. The following table provides reconciliations of tangible common equity and the tangible common equity ratio to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in thousands)
	December 31, 2014	December 31, 2013
Total shareholders' equity	$1,063,574	$1,112,788
Less: goodwill, core deposits intangibles, net	(153,419)	(155,352)
Tangible common equity	$910,155	$957,436
Total assets	$6,831,410	$6,617,561
Less: goodwill, core deposits intangibles, net	(153,419)	(155,352)
Tangible assets	$6,677,991	$6,462,209
Tangible common equity ratio	13.63%	14.82%
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of December 31, 2014, we had a Tier 1 leverage ratio of 14.3%, which provided us with $279.7 million in excess capital relative to the 10% Tier 1 leverage ratio required under our OCC Operating Agreement and $410.4 million in excess capital relative to our longer-term target of 8%. As of December 31, 2014, Capital Bank, N.A. had a 13.5% Tier 1 leverage ratio, an 17.0% Tier 1 risk-based ratio and an 18.1% total risk-based capital ratio.
As of December 31, 2013, we had a Tier 1 leverage ratio of 14.9%, which provided us with $314.3 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement and $441.4 million in excess capital relative to our longer-term target of 8%. As of December 31, 2013, Capital Bank, N.A. had a 13.4% Tier 1 leverage ratio, an 17.7% Tier 1 risk-based ratio and an 18.9% total risk-based capital ratio.
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
The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of December 31, 2014 and 2013 are presented in the following tables:

(Dollars in thousands)			Actual
	Well Capitalized Requirement	Adequately Capitalized Requirement	December 31, 2014	December 31, 2013
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	14.3%	14.9%
Capital Bank, N.A.	≥ 5.0%	≥ 4.0%	13.5%	13.4%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 4.0%	18.0%	19.7%
Capital Bank, N.A.	≥ 6.0%	≥ 4.0%	17.0%	17.7%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	19.1%	21.0%
Capital Bank, N.A.	≥ 10.0%	≥ 8.0%	18.1%	18.9%

	Actual
(Dollars in thousands)	December 31, 2014	December 31, 2013
CBF Consolidated
Tier 1 Capital	$933,335	$949,623
Excess Tier 1 Capital:
vs. 10% regulatory requirement	279,723	314,306
vs. 8% target	410,446	441,370
Capital Bank, N.A.
Tier 1 Capital	881,395	849,520
Excess Tier 1 Capital:
vs. 10% regulatory requirement	229,295	214,396
vs. 8% target	359,715	341,421
In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule establishes an integrated regulatory capital framework and introduces the “Standardized Approach” for risk weighted assets, which will replace the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015 (the date we became subject to the new rules). We do not believe adoption of the final rules and relevant provisions will have a significant impact on our operations.
Liquidity
Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other funding needs, to maintain reserve requirements and to otherwise operate on an ongoing basis. To mitigate liquidity risk, our strategy is to fund asset growth primarily with low-cost customer deposits. We also operate under a liquidity policy and contingent liquidity plan that requires us to monitor indicators of potential liquidity risk, utilize cash flow projection models to forecast liquidity needs, identify alternative back-up sources of liquidity and maintain a cushion of cash and liquid securities at 15% of total assets.
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
As of December 31, 2014 and 2013, cash and liquid securities totaled 17.3% and 20.0% of assets, respectively, providing us with $158.7 million and $328.7 million, respectively, of excess liquidity relative to our planning target. As of December 31, 2014 and 2013, the ratio of wholesale to total funding was 13.6% and 7.2%, respectively, which is below our planning target of 15%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At December 31, 2014 and 2013, there were $296.1 million and $96.3 million, respectively, in FHLB advances outstanding. In addition, we had $25.7 million and $25.6 million in letters of credit outstanding as of December 31, 2014 and 2013, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $247.7 million and $95.4 million, respectively.
We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and FHLB advances:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Securities sold under agreement to repurchase:
Balance:
Average daily outstanding	$28,120	$32,059
Outstanding at year-end	23,407	24,850
Maximum month-end outstanding	34,262	37,093
Rate:
Weighted average	0.1%	0.1%
Weighted average interest rate	0.1%	0.1%
Advances from Federal Home Loan Bank
Balance:
Average daily outstanding	$135,355	$5,449
Outstanding at year-end	296,091	96,278
Maximum month-end outstanding	296,091	96,278
Rate:
Weighted average	0.3%	0.3%
Weighted average interest rate	0.3%	0.4%
As of December 31, 2014 and 2013, our holding company had cash of approximately $54.8 million and $109.9 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The decline in cash at our holding company was primarily due to the repurchase of $103.2 million of common stock during 2014. Partially offsetting this decline was $56 million of dividends to the Company by its subsidiary Capital Bank N.A., which was approved by the OCC on July 8, 2014.
On January 30, 2015, upon Board and regulatory approval, our subsidiary Capital Bank N.A. paid a $199.4 million dividend, which we may use for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
We calculate tangible book value, and tangible book value per share, which are non-GAAP measures because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. Tangible book value is equal to book value, or stockholders' equity, less goodwill and core deposit intangibles, net of related deferred tax liabilities. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors. Non-GAAP measures have inherent limitations and are not required to be uniformly applied. They should not be considered in isolation or as a substitute for analyzes of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for total shareholders’ equity. The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars in thousands, except per share amounts)
	December 31, 2014	December 31, 2013
Total shareholders' equity	$1,063,574	$1,112,788
Less: goodwill, core deposits intangibles, net of taxes	(146,168)	(146,277)
Tangible book value	$917,406	$966,511
Common shares outstanding	47,593	52,098
Book value per share	$22.35	$21.36
Tangible book value per share	$19.28	$18.55

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2014 are summarized in the table below:

	Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements:
Commitments to extend credit	$1,109,400	$280,889	$127,012	$348,082	$353,417
Standby letters of credit	59,986	26,583	33,374	29	—
Total	$1,169,386	$307,472	$160,386	$348,111	$353,417

Contractual obligations:
Time deposits	$1,418,700	$786,387	$513,878	$118,408	$27
Operating lease obligations	52,864	8,267	14,044	10,300	20,253
Purchase obligations	78,685	13,841	30,399	34,445	—
FHLB advances	296,091	105,000	90,578	100,000	513
Long-term debt	139,681	—	41,888	10,637	87,156
Total	$1,986,021	$913,495	$690,787	$273,790	$107,949

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. The total amount committed under these financial instruments was $1.2 billion and $907.4 million as of December 31, 2014 and 2013, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have liquid assets including cash and investment securities along with available borrowing capacity from various sources as discussed below.
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
We are obligated under operating leases for office and banking premises which expire in periods varying from six months to eighteen years. Future minimum lease payments, before considering renewal options that we have in many cases, totaled $52.9 million and $76.5 million at December 31, 2014 and 2013, respectively.
Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by us under long-term contractual relationships and based upon estimated utilization.
Long-term debt includes subordinated debentures with par amounts of $154.4 million and carrying values totaling $83.6 million and $81.6 million at December 31, 2014 and 2013, respectively. Structured repurchase agreements with notional amounts of $50.0 million and carrying values of $52.5 million and $53.4 million are included at December 31, 2014 and 2013, respectively.

The Bank has invested in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged. FHLB advances totaled $296.1 million at December 31, 2014.

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At December 31, 2014, approximately 53% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of five years or less. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At December 31, 2014, securities accounted for 15% of assets, and the effective duration of the portfolio was 3.7 years with limited extension risk to 4.0 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At December 31, 2014, core deposits accounted for 73% of total deposits, and checking balances accounted for 64% of core deposits.
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
Based upon the current interest rate environment, as of December 31, 2014, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$16,251	6.9%	$68,795	5.8%
200	11,037	4.7%	52,036	4.4%
100	5,198	2.2%	29,475	2.5%
—	—	—%	—	—%
(25)	(1,175)	(0.5)%	(8,926)	(0.8)%
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

In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of December 31, 2014, we were in compliance with all of the limits and policies established by our Board of Directors for active scenarios.
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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, notes thereto and report of independent registered certified public accounting firm thereon included on the following pages are incorporated herein by reference.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Capital Bank Financial Corp.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Capital Bank Financial Corp. and its subsidiaries at December 31, 2014 and 2013 and, the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 26, 2015

Capital Bank Financial Corp.
Consolidated Balance Sheets

(Dollars and shares in thousands)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$106,193	$118,937
Interest-bearing deposits in other banks	81,942	45,504
Total cash and cash equivalents	188,135	164,441
Trading securities	2,410	6,348
Investment securities available-for-sale at fair value (amortized cost $554,488 and $688,717, respectively)	555,893	685,441
Investment securities held-to-maturity at amortized cost (fair value $443,379 and $459,693, respectively)	436,962	465,098
Loans held for sale	5,516	8,012
Loans, net of deferred loan costs and fees	4,994,703	4,544,017
Less: Allowance for loan and lease losses	50,211	56,851
Loans, net	4,944,492	4,487,166
Other real estate owned	77,626	129,396
FDIC indemnification asset	16,762	33,610
Receivable from FDIC	3,661	7,624
Premises and equipment, net	173,176	179,855
Goodwill	134,522	131,987
Intangible assets, net	18,897	23,365
Deferred income tax asset, net	129,624	166,762
Other assets	143,734	128,456
Total Assets	$6,831,410	$6,617,561
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,054,128	$923,993
Negotiable order of withdrawal	1,383,990	1,321,903
Money market	898,254	961,526
Savings	500,028	530,144
Time deposits	1,418,700	1,447,497
Total deposits	5,255,100	5,185,063
Federal Home Loan Bank advances	296,091	96,278
Short-term borrowings	23,407	24,850
Long-term borrowings	139,681	138,561
Accrued expenses and other liabilities	53,557	60,021
Total liabilities	5,767,836	5,504,773

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 36,936 issued and 30,150 outstanding and 36,212 issued and 33,051 outstanding, respectively.	370	362
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,743 issued and 17,443 outstanding and 19,647 issued and 19,047 outstanding, respectively.	187	196
Additional paid in capital	1,081,628	1,082,235
Retained earnings	158,403	107,485
Accumulated other comprehensive loss	(3,824)	(7,528)
Treasury stock, at cost, 8,086 and 3,761 shares, respectively	(173,190)	(69,962)
Total shareholders’ equity	1,063,574	1,112,788
Total Liabilities and Shareholders’ Equity	$6,831,410	$6,617,561
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income

(Dollars and shares in thousands, except per share data)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Interest and dividend income
Loans, including fees	$248,588	$273,874	$273,000
Investment securities:
Taxable interest income	18,997	16,611	17,704
Tax-exempt interest income	611	641	835
Dividends	58	60	65
Interest-bearing deposits in other banks	105	543	828
Other earning assets	2,423	2,027	1,848
Total interest and dividend income	270,782	293,756	294,280
Interest expense
Deposits	17,451	22,052	29,509
Long-term borrowings	6,886	8,072	8,594
Federal Home Loan Bank advances	349	14	885
Other borrowings	36	43	68
Total interest expense	24,722	30,181	39,056
Net Interest Income	246,060	263,575	255,224
Provision (reversal) for loan and lease losses	(589)	14,118	24,491
Net interest income after provision (reversal) for loan and lease losses	246,649	249,457	230,733
Non-Interest Income
Service charges on deposit accounts	22,063	24,569	24,011
Debit card income	11,977	11,533	10,516
Fees on mortgage loans originated and sold	4,130	5,401	5,994
Investment advisory and trust fees	4,524	2,455	1,368
FDIC indemnification asset (expense) income	(11,531)	(5,656)	1,325
Legal settlements and insurance recoveries	—	1,900	3,460
Investment securities gains, net	976	122	8,619
Other-than-temporary impairment loss on investments:
Gross impairment loss	—	(54)	(44)
Less: Impairment recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	—	(54)	(44)
Other income	11,668	12,696	7,459
Total non-interest income	43,807	52,966	62,708
Non-Interest Expense
Salaries and employee benefits	93,408	90,059	91,611
Stock-based compensation expense	2,642	5,439	18,681
Net occupancy and equipment expense	33,817	34,916	33,794
Computer services	13,387	12,965	9,700
Software expense	7,814	7,504	5,466
Telecommunication expense	5,989	6,451	5,642
OREO valuation expense	10,901	22,034	22,498
Net gains on sales of OREO	(4,555)	(3,482)	(3,801)
Foreclosed asset related expense	3,914	5,955	9,531
Loan workout expense	4,557	8,045	7,508
Conversion and merger related expense	—	234	7,543
Professional fees	7,690	9,827	12,937

(Gains) losses on extinguishment of debt	—	(122)	3,267
Legal settlement expense	—	543	2,752
Impairment of intangible assets	—	—	202
Contingent value right expense	1,706	2,833	187
Regulatory assessments	6,619	6,923	6,716
Other expense	20,958	26,085	25,724
Total non-interest expense	208,847	236,209	259,958
Income before income taxes	81,609	66,214	33,483
Income tax expense (benefit)	30,691	27,370	(21,542)
Net income before attribution of noncontrolling interests	50,918	38,844	55,025
Net income attributable to noncontrolling interests	—	—	4,534
Net income attributable to Capital Bank Financial Corp.	$50,918	$38,844	$50,491

Earnings per share:
Basic	$1.05	$0.74	$1.06
Diluted	$1.02	$0.73	$1.04

Weighted average shares outstanding:
Basic	48,610	52,614	47,779
Diluted	49,869	53,493	48,337
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net Income	$50,918	$38,844	$55,025
Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) on investment securities available-for-sale	5,815	(18,304)	10,520
Unrealized holding losses on investment securities transferred from available-for-sale to held-to-maturity	—	(9,747)	—
Reclassification adjustment for losses realized in net income on securities available-for-sale	(1,134)	(151)	(8,448)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	1,444	758	—
Other comprehensive income (loss), before tax:	6,125	(27,444)	2,072
Tax effect	(2,421)	10,569	(779)
Other comprehensive income (loss), net of tax:	3,704	(16,875)	1,293
Comprehensive income	54,622	21,969	56,318
Less: Comprehensive income attributable to noncontrolling interests	—	—	4,895
Comprehensive income attributable to Capital Bank Financial Corp.	$54,622	$21,969	$51,423
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non controlling interests	Total Shareholders' Equity
Balance, December 31, 2011	20,028	$200	26,122	$261	$890,627	$18,150	$7,167	—	$74,505	$990,910
Net income	—	—	—	—	—	50,491	—	—	4,534	55,025
Other comprehensive income, net of tax expense of $779	—	—	—	—	—	—	932	—	361	1,293
Stock-based compensation	—	—	—	—	18,740	—	—	—	13	18,753
Restricted stock grants	306	3	—	—	(3)	—	—	—	—	—
Issuance of shares for noncontrolling interest and merger	3,706	37	—	—	78,093	—	1,248	—	(79,413)	(35)
Initial public offering	5,684	57	—	—	89,340	—	—	—	—	89,397
Conversion of shares	3,301	33	(3,301)	(33)	—	—	—	—	—	—
Balance, December 31, 2012	33,025	330	22,821	228	1,076,797	68,641	9,347	—	—	1,155,343
Net income	—	—	—	—	—	38,844	—	—	—	38,844
Other comprehensive income, net of tax benefit of $10,569	—	—	—	—	—	—	(16,875)	—	—	(16,875)
Stock-based compensation	—	—	—	—	5,439	—	—	—	—	5,439
Restricted stock grants	4	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	(3,161)	—	(600)	—	—	—	—	(69,962)	—	(69,962)
Fractional shares	—	—	9	—	(1)	—	—	—	—	(1)
Conversion of shares	3,183	32	(3,183)	(32)	—	—	—	—	—	—
Balance, December 31, 2013	33,051	362	19,047	196	1,082,235	107,485	(7,528)	(69,962)	—	1,112,788
Net income	—	—	—	—	—	50,918	—	—	—	50,918
Other comprehensive income, net of tax expense of $2,421	—	—	—	—	—	—	3,704	—	—	3,704
Stock-based compensation	—	—	—	—	2,642	—	—	—	—	2,642
Full value stock awards	12	—	—	—	—	—	—	—	—	—
Excess tax benefit from share-based payment	—	—	—	—	1,603	—	—	—	—	1,603
Restricted stock cancelled	(192)	(1)	—	—	(4,852)	—	—	—	—	(4,853)
Purchase of treasury stock	(3,625)	—	(700)	—	—	—	—	(103,228)	—	(103,228)
Conversion of shares	904	9	(904)	(9)	—	—	—	—	—	—
Balance, December 31, 2014	30,150	$370	17,443	$187	$1,081,628	$158,403	$(3,824)	$(173,190)	$—	$1,063,574
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities
Net income	$50,918	$38,844	$55,025
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of purchased credit impaired loans	(119,701)	(161,867)	(193,425)
Depreciation and amortization	18,769	20,843	14,579
Provision (reversal) for loan losses	(589)	14,118	24,491
Deferred income tax	32,181	26,964	(15,940)
Net amortization of investment securities premium/discount	8,606	12,091	12,569
Other than temporary impairment of investment securities	—	54	44
Net realized gains on sales of investment securities	(976)	(122)	(8,619)
Stock-based compensation expense	2,642	5,439	18,681
Net gains on sales of OREO	(4,555)	(3,482)	(3,801)
OREO valuation expense	10,901	22,034	22,498
Other	58	(5)	301
Net deferred loan origination fees	(6,334)	(3,120)	(1,182)
(Gains) losses on extinguishment of debt	—	(122)	3,267
Mortgage loans originated for sale	(144,761)	(173,435)	(208,087)
Proceeds from sales of mortgage loans originated for sale	151,387	182,101	223,551
Fees on mortgage loans originated and sold	(4,130)	(5,401)	(5,994)
FDIC indemnification asset expense (income)	11,531	5,656	(1,325)
(Gains) losses on sales/disposals of premises and equipment	(22)	(447)	89
Gains on exchange of partnership interests	—	(1,536)	—
Proceeds from FDIC loss share agreements	10,723	14,265	27,030
Change in other assets	(10,151)	2,047	(10,277)
Change in accrued expenses and other liabilities	(11,177)	4,493	(28,702)
Net cash used in operating activities	(4,680)	(588)	(75,227)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(191,979)	(436,459)	(919,444)
Purchases of investment securities held-to-maturity	(44,143)	—	—
Sales of investment securities available-for-sale	216,861	225	340,026
Repayments of principal and maturities of investment securities available-for-sale	107,872	206,246	586,937
Repayments of principal and maturities of investment securities held-to-maturity	71,507	44,878	—
Net (purchases) sales of FHLB and FRB stock	(6,569)	(5,158)	4,749
Net cash acquired through acquisition of SCMF	—	—	156,942
Purchase of trademark	—	—	(100)
Net (increase) decrease in loans	(375,652)	262,564	484,887
Proceeds from sales of loans	10,002	—	—
Purchases of premises and equipment	(6,840)	(3,072)	(13,994)
Proceeds from sales of premises and equipment	139	7,490	(26)
Proceeds from sales of OREO	80,393	75,548	99,704
Net cash (used in) provided by investing activities	(138,409)	152,262	739,681

Cash flows from financing activities
Net increase (decrease) in demand, money market and savings accounts	98,834	(64,604)	257,010
Net decrease in time deposits	(28,797)	(623,201)	(603,240)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(1,442)	(16,658)	(25,533)
Decrease in long-term repurchase agreements	—	—	(60,000)
Net increase in short-term FHLB advances	200,000	95,000	—
Decrease in long-term FHLB advances	(187)	(182)	(297,142)
Prepayments of long-term borrowings	—	(42,500)	—
Excess tax benefit from share-based payment	1,603	—	—
Purchases of treasury stock	(103,228)	(69,962)	—
Proceeds from initial public offering	—	—	89,397
Cash paid for non-controlling interest	—	—	(35)
Net cash provided by (used in) financing activities	166,783	(722,107)	(639,543)
Net increase (decrease) in cash and cash equivalents	23,694	(570,433)	24,911
Cash and cash equivalents at beginning of period	164,441	734,874	709,963
Cash and cash equivalents at end of period	$188,135	$164,441	$734,874

Supplemental disclosures of cash:
Interest paid	$25,138	$31,509	$44,427
Cash collections of contractual interest on purchased credit impaired loans	86,006	116,807	167,907
Income taxes paid	1,245	1,741	16,781
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers and acquisitions	$34,970	$69,403	$104,739
Transfers of OREO to premises and equipment	—	—	1,026
Transfers of financed portion of premises and equipment sold	—	—	930
Non-cash portion of acquired premises and equipment	—	—	2,717
Net acquisition of non-cash (liabilities)	—	—	(156,942)
Transfer of available-for-sale securities to held-to-maturity securities	—	510,976	—
Elimination of noncontrolling interest	—	—	79,413
The accompanying notes are an integral part of these financial statements.

1. Summary of Significant Accounting Policies
Nature of Operations and Principles of Consolidation
Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in late 2009 in Delaware and headquartered in Florida whose business is conducted primarily through Capital Bank, National Association (“Capital Bank, NA” or the “Bank”). The Company was incorporated with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. CBF has raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of its common stock. Since inception, CBF has acquired seven depository institutions, including the assets and certain deposits from failed banks. CBF has a total of 162 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia. Through its branches CBF offers a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. The following is a summary of the more significant accounting policies.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Use of Estimates and Assumptions
To prepare financial statements in conformity with U. S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as presented in the financial statements. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses, including estimates of expected cash flows for impaired loans, determination of fair value, determination of impairment of financial instruments, goodwill and intangible assets and the determination of deferred income tax assets and liabilities. Changes in assumptions or in market conditions could significantly affect the fair value estimates.
Out of Period Adjustment
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly-liquid items with an original maturity of three months or less including amounts due from banks, federal funds sold, and interest-bearing deposits at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Atlanta (“FRB”). Accordingly, the carrying amount of such instruments is considered to be a reasonable estimate of fair value.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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
The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. When OTTI is determined to have occurred, the amount of the impairment recognized in earnings depends on whether management intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If management intends to sell or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the impairment is required to be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If management does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the credit worthiness of the issuer is analyzed to determine if there is a credit component of the unrealized loss that would require recognition in earnings. Impairment identified through this analysis is separated into the amount representing the credit loss and the amount related to all other factors (i.e., changes in market interest rates, liquidity premiums, etc.). The amount of impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. Future declines in the fair value of securities may result in impairment charges which may be material to the financial condition and results of operations of the Company.
Loans Held for Sale
Certain residential fixed rate mortgage loans originated by the Company are sold to third parties on a servicing released basis. Certain of these sales are subject to temporary recourse provisions. The recourse provisions may require the repurchase of the outstanding balance of loans which default within a limited period of time subsequent to the sale. The recourse periods vary by investor and extend up to seven months subsequent to the sale of the loan. All origination fees are recognized as income at the time of the sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.
Purchased Credit-Impaired Loans
When it is probable that the Company will not collect all contractual cash flows associated with acquired loans, unless specifically exempt, these acquired loans are accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. Any Allowance for Loan and Lease Losses (“the Allowance”) previously associated with these loans does not carry over to the Company and is eliminated in the purchase accounting adjustments. The fair value of the PCI loans is then assigned based on the present value of estimated future cash flows including prepayments but exclusive of any loss-sharing arrangements. The excess of the gross cash flows expected to be collected over the present value of cash flows at the acquisition date (i.e., the accretable yield) is accreted into income over the estimated remaining term of the PCI loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual as the accretable yield is reported as interest income. The impact of changes in variable interest rates is recognized prospectively as adjustments to the accretable yield.
For further discussion of the Company’s acquisitions and loan accounting, see Note 3. Business Combinations and Acquisitions and Note 5. Loans, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

New Loans and Acquired Non-PCI Loans
New loans that management has the intent and ability to hold are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan and lease losses. Acquired non-PCI loans are initially reported at their acquisition date fair value. Subsequently, acquired non-PCI loans are reported net of amortization or accretion of any applicable acquisition discount or premium and an allowance for loan and lease losses. Interest income on New and non-PCI acquired loans is reported on the interest method and includes amortization of net deferred loan fees, costs and any applicable acquisition discount or premium over the loan term. Amortization of deferred loan fees and costs is based on the contractual lives of the loans and does not include anticipation of prepayments. If the collectability of interest appears doubtful, the loan is classified as nonaccrual.
Nonaccrual Loans
The majority of loans are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Certain loans past due 90 days or more may remain on accrual status if management determines that it does not have concern over the collectability of principal and interest and such loans are in the process of collection.
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
Allowance for Loan and Lease Losses
The Company maintains an allowance for loan and lease losses to absorb losses incurred in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated incurred losses inherent in the portfolio of loans held for investment. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formulaic allowance and the specific allowance for impaired loans.
Management develops and documents its systematic methodology for determining the allowance for loan and lease losses by first dividing its portfolio into segments-commercial real estate, commercial, consumer and other. The Company further divides the portfolio segments into classes and subclasses based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk (such as owner occupied commercial real estate, for which the Company believes risk characteristics and cash flows are aligned with the Commercial class).
The classes and subclasses for the Company are as follows:
Commercial real estate

•	Non-owner occupied commercial real estate

•	Other commercial construction and land

•	Multifamily commercial real estate

•	1-4 family residential construction and land
Commercial

•	Owner occupied commercial real estate

•	Commercial and industrial

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

•	Lease Financing
Consumer

•	1-4 family residential

•	HELOC

•	Junior lien

•	Other consumer loans

•	Indirect auto
Other

•	Farmland

•	Agriculture

•	All other loans

For non-PCI loans, the allowance for loan and lease losses is calculated by applying loss factors to outstanding loans. It is the Company’s policy to use loss factors based on historical loss experience which may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The Company has limited historical loss experience on newly originated loans and the historical loss information available relating to the portfolios of acquired loans is considered by management to be irrelevant to newly originated loans due to differences in underwriting criteria and loan type. Accordingly, the Company currently is utilizing loss rates from a peer group of comparable banks based on size, portfolio type and geography as the basis for determining loss factors to apply to any outstanding loans. The Company derives the loss factors for all segments from pooled loan loss factors. Such pooled loan loss factors (for loans not individually graded) are based on expected net charge off ranges. Loan loss factors, which are used in determining the allowance, are adjusted quarterly primarily based upon the changes in the level of historical net charge offs and parameter updates by management. Management estimates probable incurred losses in the portfolio based on a historical loss look-back period. The look-back period is representative of management’s consideration of relevant historical loss experience.
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
Generally, for Commercial loans, the Company evaluates individual nonaccrual loans with recorded investment balances greater than or equal to $0.5 million and substandard but accruing loans with recorded investment balances greater than or equal to $1.0 million for impairment. Residential mortgage and consumer loans are generally not individually evaluated for impairment unless they become non-accrual and exceed $0.5 million in recorded investment or represent troubled debt restructuring. Loans are considered impaired when the individual evaluation of current information regarding the borrower’s financial condition, loan collateral, and cash flows indicates that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer, home equity line, indirect auto and residential mortgage loans, which are evaluated on a pool basis.
Loans are charged off in whole or in part when they are considered to be uncollectible. For commercial and agricultural, construction and vacant land and commercial mortgage loans, such evaluations are generally considered for collectability based on borrower financial condition as well as the value of any collateral. For residential mortgage and consumer loans, this evaluation is generally based on past due status as discussed above, as well as an evaluation of borrower creditworthiness and the value of any collateral. Recoveries of amounts previously charged off are recorded as an increase in the allowance for loan and lease losses.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Significant risk characteristics considered in estimating the allowance for credit losses include the following:

•	Commercial and agricultural-industry specific economic trends and individual borrower financial condition;

•
Construction and vacant land, farmland and commercial mortgage loans-type of property (i.e., residential, commercial, industrial) and geographic concentrations and risks and individual borrower financial condition; and

•	Residential mortgage, indirect auto and consumer-historical charge-offs and current trends in borrower’s credit, property collateral, and loan characteristics.
The allowance for loan and lease losses associated with PCI loans is comprised of an allowance necessary for certain pools of loans. An allowance related to a PCI loan pool is established when the present value of expected cash flows from the loan pool is less than its recorded investment. The amount of the allowance is equal to the difference between these amounts. In calculating the present value of expected cash flows for this purpose, changes in cash flow estimates pursuant to credit factors are isolated from those related to changes in interest rate indices. Any subsequent improvement in the expected cash flows related to the loan pool results in a reduction of any previously established allowance. Any changes in the allowance, including the initial establishment, are recorded in earnings for the current period as a component of the provision for loan losses.
Estimates of expected cash flows incorporate assumptions of expected prepayments, probability of default and loss severity given default. Probability of default assumptions are derived from incurred and expected loss data published in third party research reports for commercial, commercial real estate and residential loans. Probability of default assumptions for residential loans are adjusted to incorporate increased risk for historical delinquency occurrence and high loan to collateral value (“LTV”) ratios, and updated borrower credit information. For commercial and commercial real estate loans, probability of default assumptions are based upon loan risk ratings of the Company. Loss severity given default assumptions are developed based upon third party research reports or estimates of current LTV ratios which use real estate price index values for the applicable state or Metropolitan Statistical Area (“MSA”) where available.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure or repossession are generally held for sale and are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. If fair value subsequently declines below the initial recorded value, a valuation allowance is recorded through expense so that the asset is reported at the lower of cost or fair value less cost to sell. If fair value subsequently increases, a reduction of any previous valuation allowance is recorded, which is limited to the total amount of the valuation allowance. Costs incurred after acquisition are generally expensed.
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
Subsequent to initial recognition, the indemnification asset continues to be measured on the same basis as the related indemnified loans and OREO and is impacted by changes in estimated cash flows associated with these loans and foreclosed properties. Deterioration in expected cash flows of the loans are immediately recorded as an adjustment to the allowance for loan and lease losses and would correspondingly result in an increase in the indemnification asset, with the offset recorded through the consolidated statement of income. Improvements in the cash flows of the loans would first result in a reversal of any existing cumulative impairment and related valuation allowance and a corresponding decrease in the indemnification asset. Subsequent to the full reversal of any such valuation allowance, additional improvement in loan cash flows is reflected as an adjustment to yield that is accreted into income over the remaining term of the loans along with increased amortization of the indemnification asset. Such amortization is recognized over the shorter of a) the remaining term of the loans or b) the life of the shared loss agreements. Loss assumptions used for the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss sharing agreements.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets (including core deposit base premiums, customer relationship intangibles, and mortgage servicing rights) arising from business purchase combinations are initially recorded at fair value. Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested for impairment at least annually as of the first day of our third quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values and tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other intangible assets are considered to be impaired if the undiscounted cash flows from its associated asset group are less than their recorded net book value; if impairment is determined to exist, the asset must be written down to its fair value based upon discounted cash flows in the period in which impairment is determined to exist. Factors considered in the impairment evaluation include but are not limited to fair market value, general market conditions and projections of future operating results.
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
The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. Derivatives are recorded at fair value in other assets and other liabilities on the Company’s balance sheet.
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

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates include uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Leases
Rent expense for the Company’s operating leases is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

These types of transactions are recorded into expense on a straight line basis over the minimum lease terms. Certain leases require the Company to pay property taxes, insurance and routine maintenance.
Income Taxes
The provision for income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities are measured using the balance sheet method. Under this method, deferred tax asset and liabilities are determined based on differences between the carrying amount of balance sheet items and their corresponding tax values. Changes in the deferred tax assets and liabilities represent decreases and increases in the future tax liability due to reversals of temporary differences and utilization of net operating loss carryforwards and tax credit carryforwards. Current recognition is given to changes in tax rates and laws.
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
A valuation allowance related to the deferred tax asset is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. As of December 31, 2014 and 2013, management considered the need for a valuation allowance and based upon its assessment of the evidence available at the time of the analysis, concluded that a valuation allowance was not necessary. In addition, management’s assessment for a valuation allowance includes interpretations of tax laws, lapse of statute of limitations and changes in statutory and regulatory guidance. The Company is no longer subject to federal, state and local examinations by tax authorities for years before 2011.
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
Loss Contingencies, Contingent Value Rights and Loss Share Clawback Liabilities
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Current contingent value rights and FDIC loss clawback liabilities are recorded within accrued expenses and other liabilities and periodically remeasured, with any changes in measurement accounted for as non-interest expense. The balances at December 31, 2014 and 2013 for the contingent value rights was $17.4 million and $15.7 million, respectively. The balance at December 31, 2014 and 2013 for the clawback liability was $1.3 million and $1.0 million, respectively.

Related Party Transaction
Certain of the directors and executive officers of Capital Bank, NA, members of their immediate families and entities with which they are associated are customers of and borrowers from the Bank. As of December 31, 2014 and 2013, total loans outstanding to directors and executive officers of the Bank, and their associates as a group, equaled approximately $13.9 million and $10.9 million, respectively. All outstanding loans and commitments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Operating Segments
While the chief operating decision-makers monitor the revenue streams of the various products and services, the financial services operations are considered by management to be one reportable segment. Operations are managed and financial performance is evaluated on a Company-wide basis.
Recent Accounting Pronouncements
In November 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2014-17, “Business Combinations-Pushdown Accounting” (Topic 805)”. The objective of ASU 2014-17 is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in ASU 2014-17 are effective on November 18, 2014. The adoption of ASU 2014-17 did to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In November 2014, the FASB issued ASU 2014-16, “Derivative and Hedging” (Topic 815)”. The amendments in ASU 2014-16 do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments explain that an entity should consider all relevant terms and features in evaluating the nature of the host contract. Furthermore, the amendments specify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features. The amendments in ASU 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". The amendments in ASU 2014-15 provide guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 apply to all entities and will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-14, "Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40)—Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". The amendment in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in ASU 2014-14 affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration ("FHA") of the U.S. Department of Housing and Urban Development ("HUD"), and the U.S. Department of Veterans Affairs ("VA"). This ASU 2014-14 will be effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-14 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation- Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. ASU 2014-12 provides specific guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. ASU 2014-12 is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures”. ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The accounting changes in ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. The adoption of ASU 2014-11 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-9 clarifies the principles for recognizing revenue from contracts with customers. ASU 2014-9, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating ASU 2014-9 to determine the impact on its consolidated financial position, results of operations and cash flows.
In January 2014, the FASB issued ASU 2014-4, “Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” ASU 2014-4 clarifies that when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1)the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2)the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. ASU 2014-4 is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of ASU 2014-4 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In January 2014, the FASB issued ASU 2014-1, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” ASU 2014-1 allows for use of the proportional amortization method for qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. ASU 2014-1 provides for a practical expedient, which allows for amortization of only expected tax credits over the period tax credits are expected to be received. This method is permitted if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. ASU 2014-1 is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of ASU 2014-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

(Shares in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Weighted average number of shares outstanding:
Basic	48,610	52,614	47,779
Dilutive effect of options outstanding	533	—	—
Dilutive effect of unvested restricted shares	726	879	558
Diluted	49,869	53,493	48,337
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Anti-dilutive stock options	11	3,041	2,850
Anti-dilutive unvested restricted shares	—	—	—

3. Business Combinations and Acquisitions
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
The estimated fair values of assets acquired and liabilities assumed in the acquisition of SCMF were based on the information that was available at the time. During the third quarter of 2013, CBF concluded that the underlying asset quality in the SCMF loan portfolio should lead to better credit performance than originally anticipated in our preliminary estimates of fair value. Completion of portfolio due diligence of credit attributes of the acquired loans not initially known but existing at the acquisition date, including assessment of the predecessor institution’s underwriting approach and practices, quality of risk ratings, and borrower credit scores, ultimately resulted in the necessity to revise the original estimate of fair value during the third quarter. As required by the acquisition method of accounting, the Company retrospectively adjusted the acquisition date balance sheet and the results of operations of the fourth quarter of 2012 and first two quarters of 2013 to reflect the following: (1) an increase in the estimated fair value of the loan portfolio; (2) an increase in the associated CVR liability; (3) a decrease in the deferred tax asset related to the increased value of loans; (4) a decrease in goodwill caused by the net effect of these adjustments.

4. Investment Securities
Trading securities totaled $2.4 million and $6.3 million at December 31, 2014 and December 31, 2013, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2014 and December 31, 2013, are presented below:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$3,127	$1,832	$552,203
Industrial revenue bonds	3,580	110	—	3,690
Total	$554,488	$3,237	$1,832	$555,893
Held-to-Maturity
U.S. Government agencies	$13,989	$230	$—	$14,219
Corporate bonds	25,000	163	—	25,163
State and political subdivisions—tax exempt	13,008	431	3	13,436
State and political subdivisions—taxable	537	26	—	563
Mortgage-backed securities—residential issued by government sponsored entities	384,428	5,626	56	389,998
Total	$436,962	$6,476	$59	$443,379

(Dollars in thousands)	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Asset-backed securities	$133,647	$363	$785	$133,225
Marketable equity securities	946	—	15	931
Mortgage-backed securities—residential issued by government sponsored entities	549,869	2,337	5,580	546,626
Industrial revenue bonds	3,750	109	—	3,859
Collateralized debt obligations	505	295	—	800
Total	$688,717	$3,104	$6,380	$685,441
Held-to-Maturity
U.S. Government agencies	$14,972	$—	$401	$14,571
State and political subdivisions—tax exempt	14,201	27	129	14,099
State and political subdivisions—taxable	545	—	12	533
Mortgage-backed securities—residential issued by government sponsored entities	435,380	328	5,218	430,490
Total	$465,098	$355	$5,760	$459,693

Proceeds from sales of securities were $216.9 million, $2.1 million and $496.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Gross gains of $1.1 million, $0.2 million and $8.4 million were realized on sales of these investments during the years ended December 31, 2014, 2013 and 2012, respectively.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The estimated fair value of investment securities at December 31, 2014, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	December 31, 2014
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	—	—	—%
Due after ten years	3,580	3,690	2.24%
Mortgage-backed securities—residential issued by government sponsored entities	550,908	552,203	1.87%
Total	$554,488	$555,893	1.87%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$205	$205	0.77%
Due after one year through five years	10,814	10,875	4.66%
Due after five years through ten years	26,374	26,903	4.48%
Due after ten years	15,141	15,398	2.93%
Mortgage-backed securities—residential issued by government sponsored entities	384,428	389,998	2.38%
Total	$436,962	$443,379	2.58%

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2014
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Total	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Held-to-Maturity
State and political subdivisions—tax exempt	$896	$3	$—	$—	$896	$3
Mortgage-backed securities—residential issued by government sponsored entities	13,995	56	—	—	13,995	56
Total	$14,891	$59	$—	$—	$14,891	$59

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2013
Available-for-Sale
Asset-backed securities	$102,835	$785	$—	$—	$102,835	$785
Marketable equity securities	931	15	—	—	931	15
Mortgage-backed securities—residential issued by government sponsored entities	339,565	5,580	—	—	339,565	5,580
Total	$443,331	$6,380	$—	$—	$443,331	$6,380
Held-to-Maturity
U.S. Government agencies	$14,571	$401	$—	$—	$14,571	$401
State and political subdivisions—tax exempt	10,489	129	—	—	10,489	129
State and political subdivisions—taxable	533	12	—	—	533	12
Mortgage-backed securities—residential issued by government sponsored entities	342,333	5,218	—	—	342,333	5,218
Total	$367,926	$5,760	$—	$—	$367,926	$5,760
The table below presents a rollforward of the other than temporary impairment credit losses recognized in earnings for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Beginning balance	$714	$660	$616
Additions/subtractions:
Credit losses recognized during the period	—	54	44
Ending balance	$714	$714	$660
The Company owned shares of an investment fund with the principal investment strategy to invest in debt securities and other debt instruments that will cause shares of the fund to be deemed qualified under the Community Reinvestment Act (the “CRA”), so that financial institutions that are subject to the CRA, may receive investment test or similar credit under the CRA with respect to shares of the Fund held by them. The Company evaluated the intent and ability to hold for any anticipated recovery in fair value and the length of time and extent to which the fair value has been less than cost. Based on the extended period the CRA security’s fair value had been less than cost, and market information indicated the prospects for recovery in the near-term were unlikely, the Company determined there to be OTTI during the third quarter of 2013. The Company recognized $54 thousand of impairment loss in earnings, equal to the entire difference between the CRA security’s cost basis and its fair value. The Company sold its shares of the investment on December 18, 2014. Proceeds from the sale were $1.0 million and gross gains were $12 thousand.
At December 31, 2013, the Company owned a collateralized debt obligation ("CDO") collateralized by trust preferred securities issued primarily by banks and several insurance companies. The Company sold its investment in the CDO on January 7, 2014, and based on the sales price, the estimated fair value of the CDO increased by $0.5 million during the year ended December 31, 2013. Since previous credit impairment was recognized, no recovery is allowed under U.S. GAAP. The CDO was recorded at fair value and the remaining unrealized gain was recognized as a component of accumulated other comprehensive income. Proceeds from the sale were $0.8 million and gross gains were $0.3 million, respectively.
As of December 31, 2014, the Company’s security portfolio consisted of 129 securities, 26 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

All of the mortgage-backed securities at December 31, 2014, and December 31, 2013 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014 or 2013.
Investment securities having carrying values of approximately $339.0 million and $313.4 million at December 31, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

5. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Non-owner occupied commercial real estate	$798,556	$775,733
Other commercial construction and land	200,755	300,494
Multifamily commercial real estate	89,132	67,688
1-4 family residential construction and land	68,658	71,351
Total commercial real estate	1,157,101	1,215,266
Owner occupied commercial real estate	1,046,736	1,058,148
Commercial and industrial	1,073,791	803,736
Lease financing	2,005	2,676
Total commercial	2,122,532	1,864,560
1-4 family residential	925,698	804,322
Home equity loans	378,475	386,366
Other consumer loans	272,453	170,526
Total consumer	1,576,626	1,361,214
Other	143,960	110,989
Total loans	$5,000,219	$4,552,029
Total loans include $5.5 million and $8.0 million of 1-4 family residential loans held for sale and $10.1 million and $3.8 million of net deferred loan origination costs and fees as of December 31, 2014 and December 31, 2013, respectively.
As of December 31, 2014, other loans include $41.3 million, $76.9 million and $1.7 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2013, other loans include $49.7 million, $36.2 million and $2.2 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Additionally, if we have favorable changes in our estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, we will first reverse any previously established allowance for loan and lease losses for the pool. If such estimate exceeds the amount of any previously established allowance, we will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.
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

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Accretable Yield
Balance at beginning of period	$383,775	$553,348	$715,479
New loans purchased	—	—	86,037
Accretion of income	(119,701)	(161,867)	(193,425)
Reclassification from nonaccretable difference	71,626	84,203	89,218
Other	(43,067)	(91,909)	(143,961)
Balance at end of period	$292,633	$383,775	$553,348

Nonaccretable difference, balance at the end of the period	$204,033	$286,272	$399,998

The following table represents the periods we estimate the remaining accretable yield will accrete into income based on the Company’s most recent estimates of cash flows for PCI loans:

(Dollars in thousands)
Periods ending December 31,
2015	$92,714
2016	65,090
2017	45,807
2018	29,787
2019	19,259
Thereafter	39,976
Total	$292,633

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

adjust over the lives of the loans. At acquisition, the expected future cash flows were based on the variable rates that were in effect at that time.
Because of the loss protection provided by the FDIC, the risks of covered loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreement. Refer to Note 10 – Other Real Estate Owned for the covered balances of other real estate owned.
Non-covered Loans
The following is a summary of the major categories of non-covered loans outstanding as of December 31, 2014 and December 31, 2013:

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$372,793	$58,552	$333,433	$764,778
Other commercial construction and land	66,817	161	123,398	190,376
Multifamily commercial real estate	47,765	12,327	24,377	84,469
1-4 family residential construction and land	58,046	—	9,742	67,788
Total commercial real estate	545,421	71,040	490,950	1,107,411
Owner occupied commercial real estate	745,728	38,122	215,059	998,909
Commercial and industrial loans	958,628	10,564	97,228	1,066,420
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,686	312,287	2,067,334
1-4 family residential	560,106	43,921	269,768	873,795
Home equity loans	103,644	152,797	82,121	338,562
Other consumer loans	261,935	4,647	5,772	272,354
Total consumer	925,685	201,365	357,661	1,484,711
Other	99,610	3,603	39,903	143,116
Total loans	$3,277,077	$324,694	$1,200,801	$4,802,572

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Non-PCI Loans
December 31, 2013	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$219,482	$68,080	$432,437	$719,999
Other commercial construction and land	67,537	252	213,543	281,332
Multifamily commercial real estate	12,537	16,650	29,392	58,579
1-4 family residential construction and land	56,978	1	14,372	71,351
Total commercial real estate	356,534	84,983	689,744	1,131,261
Owner occupied commercial real estate	642,794	48,459	299,593	990,846
Commercial and industrial loans	643,044	20,519	129,961	793,524
Lease financing	2,676	—	—	2,676
Total commercial	1,288,514	68,978	429,554	1,787,046
1-4 family residential	332,585	52,078	349,060	733,723
Home equity loans	52,918	181,138	100,995	335,051
Other consumer loans	151,584	6,407	12,433	170,424
Total consumer	537,087	239,623	462,488	1,239,198
Other	57,320	3,959	47,888	109,167
Total loans	$2,239,455	$397,543	$1,629,674	$4,266,672

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Covered Loans
The following is a summary of the major categories of covered loans outstanding as of December 31, 2014, and December 31, 2013:

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$33,778	$33,778
Other commercial construction and land	—	—	10,379	10,379
Multifamily commercial real estate	—	—	4,663	4,663
1-4 family residential construction and land	—	—	870	870
Total commercial real estate	—	—	49,690	49,690
Owner occupied commercial real estate	—	—	47,827	47,827
Commercial and industrial loans	—	214	7,157	7,371
Lease financing	—	—	—	—
Total commercial	—	214	54,984	55,198
1-4 family residential	—	1,512	50,391	51,903
Home equity loans	—	30,473	9,440	39,913
Other consumer loans	—	—	99	99
Total consumer	—	31,985	59,930	91,915
Other	—	—	844	844
Total loans	$—	$32,199	$165,448	$197,647

(Dollars in thousands)	Non-PCI Loans
December 31, 2013	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$55,734	$55,734
Other commercial construction and land	—	—	19,162	19,162
Multifamily commercial real estate	—	—	9,109	9,109
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	84,005	84,005
Owner occupied commercial real estate	—	—	67,302	67,302
Commercial and industrial loans	—	356	9,856	10,212
Lease financing	—	—	—	—
Total commercial	—	356	77,158	77,514
1-4 family residential	—	1,017	69,582	70,599
Home equity loans	—	36,114	15,201	51,315
Other consumer loans	—	—	102	102
Total consumer	—	37,131	84,885	122,016
Other	—	—	1,822	1,822
Total loans	$—	$37,487	$247,870	$285,357

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2014:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$534	$—	$534
Other commercial construction and land	31	—	—	—	233	—	264
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	31	—	—	—	767	—	798
Owner occupied commercial real estate	744	—	—	—	2,524	—	3,268
Commercial and industrial loans	70	—	—	—	1,654	66	1,790
Lease financing	—	—	—	—	—	—	—
Total commercial	814	—	—	—	4,178	66	5,058
1-4 family residential	357	—	—	—	1,284	69	1,710
Home equity loans	627	225	—	—	1,758	443	3,053
Other consumer loans	2,508	—	—	—	909	—	3,417
Total consumer	3,492	225	—	—	3,951	512	8,180
Other	30	—	—	—	10	—	40
Total loans	$4,367	$225	$—	$—	$8,906	$578	$14,076

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$164	$—	$14,943	$1,636	$—	$—	$16,743
Other commercial construction and land	199	—	24,602	4,043	—	—	28,844
Multifamily commercial real estate	—	—	1,924	—	—	—	1,924
1-4 family residential construction and land	—	—	873	—	—	—	873
Total commercial real estate	363	—	42,342	5,679	—	—	48,384
Owner occupied commercial real estate	1,472	—	15,189	1,131	—	—	17,792
Commercial and industrial loans	195	—	23,115	63	—	—	23,373
Lease financing	—	—	—	—	—	—	—
Total commercial	1,667	—	38,304	1,194	—	—	41,165
1-4 family residential	1,820	115	21,224	4,682	—	—	27,841
Home equity loans	1,042	21	3,614	1,300	—	—	5,977
Other consumer loans	112	—	174	27	—	—	313
Total consumer	2,974	136	25,012	6,009	—	—	34,131
Other	118	—	2,597	—	—	—	2,715
Total loans	$5,122	$136	$108,255	$12,882	$—	$—	$126,395

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2013:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$90	$—	$90
Other commercial construction and land	—	—	—	—	563	—	563
Multifamily commercial real estate	305	—	—	—	—	—	305
1-4 family residential construction and land	—	—	—	—	1	—	1
Total commercial real estate	305	—	—	—	654	—	959
Owner occupied commercial real estate	20	—	—	—	3,394	—	3,414
Commercial and industrial loans	2	—	—	—	1,879	66	1,947
Lease financing	—	—	—	—	—	—	—
Total commercial	22	—	—	—	5,273	66	5,361
1-4 family residential	862	—	—	—	1,417	—	2,279
Home equity loans	1,046	146	—	—	2,324	1,270	4,786
Other consumer loans	1,800	—	—	—	806	—	2,606
Total consumer	3,708	146	—	—	4,547	1,270	9,671
Total loans	$4,035	$146	$—	$—	$10,474	$1,336	$15,991

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$1,463	$107	$35,563	$10,658	$—	$—	$47,791
Other commercial construction and land	1,105	—	58,633	8,479	—	—	68,217
Multifamily commercial real estate	—	—	2,641	—	—	—	2,641
1-4 family residential construction and land	5	—	1,796	—	—	—	1,801
Total commercial real estate	2,573	107	98,633	19,137	—	—	120,450
Owner occupied commercial real estate	4,626	260	33,974	6,631	—	—	45,491
Commercial and industrial loans	249	—	29,819	1,597	—	—	31,665
Lease financing	—	—	—	—	—	—	—
Total commercial	4,875	260	63,793	8,228	—	—	77,156
1-4 family residential	6,696	227	37,646	10,824	—	—	55,393
Home equity loans	1,733	59	7,313	1,227	—	—	10,332
Other consumer loans	344	—	1,249	67	—	—	1,660
Total consumer	8,773	286	46,208	12,118	—	—	67,385
Other	433	—	4,745	954	—	—	6,132
Total loans	$16,654	$653	$213,379	$40,437	$—	$—	$271,123
Pooled PCI loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed at origination and upon identification of a material change for all loans, on an annual basis for commercial loans exceeding $0.5 million, and at least quarterly for commercial loans not rated Pass. The Company uses the following definitions for risk ratings:

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

The following table summarizes loans, excluding PCI loans by internal rating at December 31, 2014:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$429,126	$835	$850	$534	$—	$431,345
Other commercial construction and land	66,667	47	31	233	—	66,978
Multifamily commercial real estate	60,092	—	—	—	—	60,092
1-4 family residential construction and land	56,551	—	1,495	—	—	58,046
Total commercial real estate	612,436	882	2,376	767	—	616,461
Owner occupied commercial real estate	766,822	6,687	7,817	2,524	—	783,850
Commercial and industrial loans	963,273	2,235	2,178	1,720	—	969,406
Lease financing	2,005	—	—	—	—	2,005
Total commercial	1,732,100	8,922	9,995	4,244	—	1,755,261
1-4 family residential	601,738	283	2,165	1,353	—	605,539
Home equity loans	282,597	59	2,057	2,201	—	286,914
Other consumer loans	265,673	—	—	909	—	266,582
Total consumer	1,150,008	342	4,222	4,463	—	1,159,035
Other	102,730	473	—	10	—	103,213
Total loans	$3,597,274	$10,619	$16,593	$9,484	$—	$3,633,970

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following table summarizes loans, excluding PCI loans by internal rating at December 31, 2013:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$285,919	$568	$985	$90	$—	$287,562
Other commercial construction and land	67,178	48	—	563	—	67,789
Multifamily commercial real estate	28,882	—	305	—	—	29,187
1-4 family residential construction and land	53,224	1,958	1,796	1	—	56,979
Total commercial real estate	435,203	2,574	3,086	654	—	441,517
Owner occupied commercial real estate	681,571	4,093	2,195	3,394	—	691,253
Commercial and industrial loans	651,585	1,183	9,206	1,945	—	663,919
Lease financing	2,676	—	—	—	—	2,676
Total commercial	1,335,832	5,276	11,401	5,339	—	1,357,848
1-4 family residential	384,235	28	—	1,417	—	385,680
Home equity loans	263,490	37	3,050	3,593	—	270,170
Other consumer loans	157,157	—	28	806	—	157,991
Total consumer	804,882	65	3,078	5,816	—	813,841
Other	61,006	—	273	—	—	61,279
Total loans	$2,636,923	$7,915	$17,838	$11,809	$—	$2,674,485

6. Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses for the years ended December 31, 2014, 2013 and 2012 is as follows:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Balance, beginning of period	$56,851	$57,262	$34,749
Provision (reversal) for loan losses for PCI loans	(9,044)	(1,923)	13,462
Provision for loan losses for non-PCI loans	8,455	16,041	11,029
Non-PCI loans charged-off	(9,202)	(18,723)	(5,744)
Recoveries of non-PCI loans previously charged-off	3,151	4,194	3,766
Balance, end of period	$50,211	$56,851	$57,262

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the roll forward of the allowance for loan and lease losses for the year ended December 31, 2014 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2013	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	December 31, 2014
Non-owner occupied commercial real estate	$4,635	$(2,620)	$7	$2,022
Other commercial construction and land	8,217	4,088	(124)	12,181
Multifamily commercial real estate	320	(68)	—	252
1-4 family residential construction and land	1,558	(459)	3	1,102
Total commercial real estate	14,730	941	(114)	15,557
Owner occupied commercial real estate	4,450	(1,767)	(179)	2,504
Commercial and industrial loans	8,310	758	434	9,502
Lease financing	3	(3)	—	—
Total commercial	12,763	(1,012)	255	12,006
1-4 family residential	21,724	(6,245)	(28)	15,451
Home equity loans	3,869	466	(1,520)	2,815
Other consumer loans	2,682	4,531	(3,091)	4,122
Total consumer	28,275	(1,248)	(4,639)	22,388
Other	1,083	730	(1,553)	260
Total loans	$56,851	$(589)	$(6,051)	$50,211

The following tables present the roll forward of the allowance for loan and lease losses for the year ended December 31, 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2012	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	December 31, 2013
Non-owner occupied commercial real estate	$3,764	$1,305	$(434)	$4,635
Other commercial construction and land	12,711	(5,593)	1,099	8,217
Multifamily commercial real estate	348	(69)	41	320
1-4 family residential construction and land	1,716	(186)	28	1,558
Total commercial real estate	18,539	(4,543)	734	14,730
Owner occupied commercial real estate	4,055	1,169	(774)	4,450
Commercial and industrial loans	7,490	10,124	(9,304)	8,310
Lease financing	—	3	—	3
Total commercial	11,545	11,296	(10,078)	12,763
1-4 family residential	15,740	5,896	88	21,724
Home equity loans	8,670	(3,559)	(1,242)	3,869
Other consumer loans	2,082	3,029	(2,429)	2,682
Total consumer	26,492	5,366	(3,583)	28,275
Other	686	1,999	(1,602)	1,083
Total loans	$57,262	$14,118	$(14,529)	$56,851

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the roll forward of the allowance for loan and lease losses for the year ended December 31, 2012 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2011	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	December 31, 2012
Non-owner occupied commercial real estate	$3,854	$(964)	$874	$3,764
Other commercial construction and land	7,627	4,625	459	12,711
Multifamily commercial real estate	398	(56)	6	348
1-4 family residential construction and land	921	810	(15)	1,716
Total commercial real estate	12,800	4,415	1,324	18,539
Owner occupied commercial real estate	5,454	(1,778)	379	4,055
Commercial and industrial loans	4,166	3,397	(73)	7,490
Lease financing	—	—	—	—
Total commercial	9,620	1,619	306	11,545
1-4 family residential	7,252	8,441	47	15,740
Home equity loans	2,711	7,605	(1,646)	8,670
Other consumer loans	1,594	1,740	(1,252)	2,082
Total consumer	11,557	17,786	(2,851)	26,492
Other	772	671	(757)	686
Total loans	$34,749	$24,491	$(1,978)	$57,262
The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the years ended December 31, 2014, 2013 and 2012, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended
	December 31, 2014
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	(293)	—	(293)
Other commercial construction and land	(224)	—	(224)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	(6)	—	(6)
Total commercial real estate	(523)	—	(523)
Owner occupied commercial real estate	(211)	—	(211)
Commercial and industrial loans	(504)	—	(504)
Lease financing	—	—	—
Total commercial	(715)	—	(715)
1-4 family residential	(114)	—	(114)
Home equity loans	(1,740)	—	(1,740)
Other consumer loans	(3,745)	—	(3,745)
Total consumer	(5,599)	—	(5,599)
Other	(2,365)	—	(2,365)
Total charge-offs	(9,202)	—	(9,202)
Recoveries:
Non-owner occupied commercial real estate	300	—	300
Other commercial construction and land	100	—	100
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	9	—	9
Total commercial real estate	409	—	409
Owner occupied commercial real estate	32	—	32
Commercial and industrial loans	938	—	938
Lease financing	—	—	—
Total commercial	970	—	970
1-4 family residential	86	—	86
Home equity loans	220	—	220
Other consumer loans	654	—	654
Total consumer	960	—	960
Other	812	—	812
Total recoveries	3,151	—	3,151
Net charge-offs	(6,051)	—	(6,051)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(59)	(2,561)	(2,620)
Other commercial construction and land	334	3,754	4,088
Multifamily commercial real estate	10	(78)	(68)
1-4 family residential construction and land	(329)	(130)	(459)
Total commercial real estate	(44)	985	941
Owner occupied commercial real estate	(303)	(1,464)	(1,767)
Commercial and industrial loans	431	327	758
Lease financing	(3)	—	(3)
Total commercial	125	(1,137)	(1,012)
1-4 family residential	589	(6,834)	(6,245)
Home equity loans	1,761	(1,295)	466
Other consumer loans	4,603	(72)	4,531
Total consumer	6,953	(8,201)	(1,248)
Other	1,421	(691)	730
Total provision (reversal) for loan and lease losses	8,455	(9,044)	(589)
Allowance for loan and lease losses at the end of the period	$21,355	$28,856	$50,211

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended
	December 31, 2013
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$17,439	$39,823	$57,262
Charge-offs:
Non-owner occupied commercial real estate	(92)	—	(92)
Other commercial construction and land	(152)	—	(152)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(244)	—	(244)
Owner occupied commercial real estate	(1,060)	—	(1,060)
Commercial and industrial loans	(10,123)	—	(10,123)
Lease financing	—	—	—
Total commercial	(11,183)	—	(11,183)
1-4 family residential	(40)	—	(40)
Home equity loans	(1,630)	—	(1,630)
Other consumer loans	(2,999)	—	(2,999)
Total consumer	(4,669)	—	(4,669)
Other	(2,627)	—	(2,627)
Total charge-offs	(18,723)	—	(18,723)
Recoveries:
Non-owner occupied commercial real estate	(342)	—	(342)
Other commercial construction and land	1,251	—	1,251
Multifamily commercial real estate	41	—	41
1-4 family residential construction and land	28	—	28
Total commercial real estate	978	—	978
Owner occupied commercial real estate	286	—	286
Commercial and industrial loans	819	—	819
Lease financing	—	—	—
Total commercial	1,105	—	1,105
1-4 family residential	128	—	128
Home equity loans	388	—	388
Other consumer loans	570	—	570
Total consumer	1,086	—	1,086
Other	1,025	—	1,025
Total recoveries	4,194	—	4,194
Net charge-offs	(14,529)	—	(14,529)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	588	717	1,305
Other commercial construction and land	(1,708)	(3,885)	(5,593)
Multifamily commercial real estate	(53)	(16)	(69)
1-4 family residential construction and land	93	(279)	(186)
Total commercial real estate	(1,080)	(3,463)	(4,543)
Owner occupied commercial real estate	442	727	1,169
Commercial and industrial loans	10,262	(138)	10,124
Lease financing	3	—	3
Total commercial	10,707	589	11,296
1-4 family residential	277	5,619	5,896
Home equity loans	1,264	(4,823)	(3,559)
Other consumer loans	3,179	(150)	3,029
Total consumer	4,720	646	5,366
Other	1,694	305	1,999
Total provision (reversal) for loan and lease losses	16,041	(1,923)	14,118
Allowance for loan and lease losses at the end of the period	$18,951	$37,900	$56,851

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended
	December 31, 2012
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$8,388	$26,361	$34,749
Charge-offs:
Non-owner occupied commercial real estate	(219)	—	(219)
Other commercial construction and land	(83)	—	(83)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(302)	—	(302)
Owner occupied commercial real estate	(50)	—	(50)
Commercial and industrial loans	(371)	—	(371)
Lease financing	—	—	—
Total commercial	(421)	—	(421)
1-4 family residential	(1,722)	—	(1,722)
Home equity loans	(1,511)	—	(1,511)
Other consumer loans	—	—	—
Total consumer	(3,233)	—	(3,233)
Other	(1,788)	—	(1,788)
Total charge-offs	(5,744)	—	(5,744)
Recoveries:
Non-owner occupied commercial real estate	1,093	—	1,093
Other commercial construction and land	542	—	542
Multifamily commercial real estate	6	—	6
1-4 family residential construction and land	(15)	—	(15)
Total commercial real estate	1,626	—	1,626
Owner occupied commercial real estate	429	—	429
Commercial and industrial loans	298	—	298
Lease financing	—	—	—
Total commercial	727	—	727
1-4 family residential	47	—	47
Home equity loans	76	—	76
Other consumer loans	259	—	259
Total consumer	382	—	382
Other	1,031	—	1,031
Total recoveries	3,766	—	3,766
Net charge-offs	(1,978)	—	(1,978)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	179	(1,143)	(964)
Other commercial construction and land	842	3,783	4,625
Multifamily commercial real estate	115	(171)	(56)
1-4 family residential construction and land	514	296	810
Total commercial real estate	1,650	2,765	4,415
Owner occupied commercial real estate	(421)	(1,357)	(1,778)
Commercial and industrial loans	4,040	(643)	3,397
Lease financing	—	—	—
Total commercial	3,619	(2,000)	1,619
1-4 family residential	1,001	7,440	8,441
Home equity loans	1,859	5,746	7,605
Other consumer loans	1,823	(83)	1,740
Total consumer	4,683	13,103	17,786
Other	1,077	(406)	671
Total provision (reversal) for loan and lease losses	11,029	13,462	24,491
Allowance for loan and lease losses at the end of the period	$17,439	$39,823	$57,262

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of December 31, 2014:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,563	$459	$—	$431,345	$367,211
Other commercial construction and land	—	1,411	10,770	—	66,978	133,777
Multifamily commercial real estate	—	126	126	—	60,092	29,040
1-4 family residential construction and land	—	739	363	—	58,046	10,612
Total commercial real estate	—	3,839	11,718	—	616,461	540,640
Owner occupied commercial real estate	—	2,129	375	3,423	780,427	262,886
Commercial and industrial loans	—	7,742	1,760	2,704	966,702	104,385
Lease financing	—	—	—	—	2,005	—
Total commercial	—	9,871	2,135	6,127	1,749,134	367,271
1-4 family residential	—	2,840	12,611	745	599,278	320,159
Home equity loans	—	639	2,176	325	286,589	91,561
Other consumer loans	15	3,815	292	221	266,361	5,871
Total consumer	15	7,294	15,079	1,291	1,152,228	417,591
Other	—	336	(76)	—	103,213	40,747
Total loans	$15	$21,340	$28,856	$7,418	$3,621,036	$1,366,249

(1)	Loans collectively evaluated for impairment include $355.4 million of acquired loans which are presented net of unamortized purchase discounts of $11.7 million.
The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of December 31, 2013:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,615	$3,020	$877	$286,685	$488,171
Other commercial construction and land	—	1,201	7,016	—	67,789	232,705
Multifamily commercial real estate	—	116	204	—	29,187	38,501
1-4 family residential construction and land	—	1,065	493	—	56,979	14,372
Total commercial real estate	—	3,997	10,733	877	440,640	773,749
Owner occupied commercial real estate	—	2,611	1,839	4,844	686,409	366,895
Commercial and industrial loans	507	6,370	1,433	9,623	654,296	139,817
Lease financing	—	3	—	—	2,676	—
Total commercial	507	8,984	3,272	14,467	1,343,381	506,712
1-4 family residential	—	2,279	19,445	—	377,668	418,642
Home equity loans	—	398	3,471	—	270,170	116,196
Other consumer loans	5	2,313	364	207	157,784	12,535
Total consumer	5	4,990	23,280	207	805,622	547,373
Other	—	468	615	273	61,006	49,710
Total loans	$512	$18,439	$37,900	$15,824	$2,650,649	$1,877,544

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(1)	Loans collectively evaluated for impairment include $435.0 million of acquired loans which are presented net of unamortized purchase discounts of $14.7 million.
Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the year ended December 31, 2014 and 2013, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the allowance for loan and lease losses at December 31, 2014 and 2013. The Company had loans modified in TDRs with recorded investments of $3.8 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.
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
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)

Balance, December 31, 2011	$66,282
Indemnification asset income	10,728
Amortization of indemnification asset	(9,403)
Cash received on reimbursable losses	(18,190)
Balance, December 31, 2012	49,417

Indemnification asset income	2,245
Amortization of indemnification asset	(7,901)
Cash received on reimbursable losses	(10,151)
Balance, December 31, 2013	33,610

Indemnification asset expense	(2,066)
Amortization of indemnification asset	(9,465)
Cash received on reimbursable losses	(5,317)
Balance, December 31, 2014	$16,762

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

8. Premises and Equipment
The following is a summary of the cost and accumulated depreciation of premises and equipment:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	Estimated Useful Life
Land	$50,690	$49,219
Buildings and leasehold improvements	122,204	124,312	<1 to 40 years
Furniture, fixture and equipment	70,693	65,605	<1 to 40 years
Construction in progress	1,827	564
Premises and equipment, gross	245,414	239,700
Less: Accumulated depreciation	(72,238)	(59,845)
Premises and equipment, net	$173,176	$179,855

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $13.4 million, $14.6 million and $13.1 million, respectively.

The Company is obligated under operating leases for office and banking premises which expire in periods varying from six months to eighteen years. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $9.6 million, $10.3 million and $9.4 million, respectively. Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2014:

(Dollars in thousands)
Periods ending December 31,
2015	$8,267
2016	7,586
2017	6,458
2018	5,555
2019	4,745
Thereafter	20,253
Total	$52,864

9. Goodwill and Intangible Assets
Changes in goodwill during the years ended December 31, 2014, 2013 and 2012 consist of the following:

(Dollars in thousands)
Balance, December 31, 2011	$115,960
Goodwill associated with the acquisition of SCMF	16,027
Balance, December 31, 2012	131,987

Balance, December 31, 2013	131,987
Out of period adjustment goodwill associated with GRNB	2,535
Balance, December 31, 2014	$134,522

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Goodwill is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company completed its annual goodwill impairment test as of the first day of our third quarter in 2014, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, banking industry and market conditions, key financial metrics and overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary. As of December 31, 2014, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.
Changes in intangible assets during the years ended December 31, 2014, 2013 and 2012 are presented below:

(Dollars in thousands)	Core Deposit	Trade Name	Customer Relationship	Mortgage Service Rights
Balance, December 31, 2011	$25,649	$464	$191	$388
Increase associated with acquisition of SCMF	6,860	—	—	—
Increase associated with Trademark	—	100	—	—
Impairment of wealth management intangible	—	(33)	(169)	—
Amortization	(4,466)	(213)	(22)	(113)
Balance, December 31, 2012	28,043	318	—	275
Amortization	(4,992)	(201)	—	(78)
Balance, December 31, 2013	23,051	117	—	197
Amortization	(4,390)	(17)	—	(61)
Balance, December 31, 2014	$18,661	$100	$—	$136
All of the identified intangible assets are amortized as noninterest expense over their estimated useful lives which range from two to eight years, except for a trademark of $100 thousand with an indefinite useful life. Impairment of the customer relationship intangible asset of $0.2 million and the wealth management trade name intangible asset of $33 thousand were recorded in 2012. No intangibles associated with the customer intangible remains at December 31, 2014.
Estimated intangible asset amortization expense for each of the next five years is as follows:

(Dollars in thousands)
Periods ending December 31,
2015	$3,806
2016	3,733
2017	3,667
2018	3,604
2019	2,763
Thereafter	1,224
Total	$18,797

10. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the years ended December 31, 2014, 2013 and 2012 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC for these periods were $15.7 million, $25.3 million and $35.9 million, respectively. Non-covered OREO ending balances for these periods were $61.9 million, $104.1 million and $118.2 million, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

For the year ended December 31, 2014, proceeds on sales of OREO were $80.4 million and net gains on sales were $4.6 million. For the year ended December 31, 2013, proceeds on sales of OREO were $75.5 million and net gains were $3.5 million. For the year ended December 31, 2012, proceeds on sales of OREO were $100.7 million and net gains were $3.8 million.

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Balance, beginning of period	$129,396	$154,093	$168,781
OREO acquired through acquisitions	—	—	20,183
Real estate acquired from borrowers	34,970	69,403	84,556
Valuation allowance	(10,901)	(22,034)	(22,498)
Properties sold	(75,839)	(72,066)	(96,929)
Balance, end of period	$77,626	$129,396	$154,093

11. Time Deposits
Time deposits of $100 thousand or more at December 31, 2014 and 2013 were $592.1 million and $657.8 million, respectively.
At December 31, 2014, the scheduled contractual maturities of time deposits are as follows:

(Dollars in thousands)
Years ending December 31,
2015	$785,398
2016	255,069
2017	258,163
2018	40,301
2019	77,959
Thereafter	27
Subtotal	1,416,917
Unamortized purchase accounting fair value premium	1,783
Total	$1,418,700

12. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at December 31, 2014 and 2013 were $23.4 million and $24.9 million, respectively.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at December 31, 2014 and 2013 provided for incremental borrowing availability of up to $247.7 million and $95.4 million, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

At December 31, 2014 and 2013, the Bank had $25.7 million and $25.6 million in letters of credit issued by the FHLB respectively, of which $25.2 million are used as collateral for public fund deposits in lieu of pledging securities to the State of Florida.
The advances as of December 31, 2014 and 2013 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2014	Maturity Date	Interest Rate as of December 31, 2014
$105,000	May 19, 2015	0.36%
40,000	November 25, 2016	0.25%	(1 Month FRC + 2 bps)*
578	November 6, 2017	0.50%
50,000	November 20, 2017	0.25%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.26%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.21%	(1 Month FRC + 2 bps)*
513	February 10, 2026	—%
$296,091

(*) FRC = FHLB Fixed Rate Credit interest rate.

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2013	Maturity Date	Fixed Contractual Rate
$95,000	May 16, 2014	0.36%
724	November 6, 2017	0.50%
554	February 10, 2026	—%
$96,278

13. Long-Term Borrowings
Structured repurchase agreements
The repurchase agreements as of December 31, 2014 and 2013 consisted of the following:

(Dollars in thousands)
Carrying Amount
December 31, 2014	December 31, 2013	Contractual Amount	Maturity Date	Contractual Rate
$10,540	$10,823	$10,000	November 6, 2016	4.75%
10,582	10,833	10,000	March 30, 2017	4.50%
10,394	10,521	10,000	December 18, 2017	3.79%
10,372	10,492	10,000	December 18, 2017	3.72%
10,638	10,780	10,000	March 22, 2019	3.56%
$52,526	$53,449	$50,000

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

These repurchase agreements have a weighted-average rate of 4.06% at December 31, 2014 and 2013 and are collateralized by $61.4 million and $62.1 million, respectively, of mortgage-backed securities.
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
The subordinated debentures as of December 31, 2014 and 2013 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	December 31, 2014	December 31, 2013	Interest Rate as of December 31, 2014		Maturity Date
July 31, 2001	$5,000	$3,900	$3,851	3.81%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,699	2,636	3.81%	(3 Month LIBOR + 358 bps)	July 31, 2031
June 26, 2003	10,000	6,017	5,921	3.35%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,516	6,368	3.08%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	5,802	5,704	3.08%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,594	1,545	1.92%	(3 Month LIBOR + 168 bps)	June 28, 2035
December 22, 2005	10,000	4,607	4,491	1.64%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	6,668	6,458	1.78%	(3 Month LIBOR + 154 bps)	March 15, 2036
June 23, 2006	20,000	11,488	11,206	1.78%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	28,904	28,050	1.89%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,426	5,327	1.67%	(3 Month LIBOR + 143 bps)	September 6, 2037
	$151,000	$83,621	$81,557
Other Subordinated Debentures
Through the acquisition of CBKN, the Company assumed $3.4 million in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes had a carrying value of $3.5 million and $3.6 million as of December 31, 2014 and 2013, respectively. The notes may be prepaid at any time after March 18, 2015. The Company has notified the holders that it intends to prepay the notes on April 1, 2015.
At December 31, 2014, the maturities of long-term borrowings were as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2015	$—	$—	$—
Due in 2016	10,540	—	10,540
Due in 2017	31,348	—	31,348
Due in 2018	—	—	—
Due in 2019	10,638	—	10,638
Thereafter	3,534	83,621	87,155
Total	$56,060	$83,621	$139,681

14. Employee Benefit Plans
The Company maintains the Capital Bank 401(k) Plan that covers all employees who are qualified as to age. An employee may contribute from 1% to 90% of eligible pretax salary subject to limitation under the Internal Revenue Code. The Company may make discretionary contributions to employees’ accounts on an annual basis to employees who are employed as of December 31. The amount of the match is determined annually by the Board of Directors and is subject to change. All employee and discretionary matching contributions are 100% vested. Discretionary matching contributions expensed for each of the years ended December 31, 2014, 2013 and 2012 were $0.4 million. During 2013 and 2012 the SCMF and CBKN, GRNB and TIB plans were merged into the Company’s plan.
Prior to their acquisition by the Company, CBKN, GRNB, SCMF and TIBB maintained certain benefit plans for the benefit of their respective employees and directors. Upon acquisition of the companies, the Company assumed the accrued liabilities associated with these plans. The plans have been terminated and no deferrals were made in 2014 or 2013. The amounts accrued under these plans totaled $6.7 million and $7.5 million as of December 31, 2014 and 2013, respectively. The (income) expense related to the vested benefits was $(0.8) million, $0.4 million and $0.5 million for 2014, 2013 and 2012, respectively.
In 2013, the Company adopted the Capital Bank Financial Corp. Nonqualified Excess Plan, a nonqualified deferred compensation plan that provides highly compensated employees of the Company, including its executive officers, with the opportunity to elect to defer his or her base salary and performance-based compensation, which upon such election, will be credited to the applicable participant’s deferred compensation account. Each deferred compensation account will be invested in one or more investment funds made available by the Company and selected by the participant. The Company may make discretionary contributions to the individual deferred compensation accounts, with the amount, if any, to be determined annually by the Company. All contributions, both by the participant and the Company, are fully vested at all times. Each deferred compensation account will be paid out in a lump sum upon a participant’s separation from service with the Company, unless another payment event has been elected in a timely manner by the participant. The amount deferred under this plan totaled $0.7 million and $0.2 million as of December 31, 2014 and 2013, respectively. The amounts expensed related to the vested benefits were $0.5 million and $0.2 million for 2014 and 2013, respectively.
The Company owns life insurance policies which were purchased for former employees and directors covered by salary continuation agreements and director deferred compensation agreements. The cash surrender value of these policies totaled $55.2 million and $53.6 million at December 31, 2014 and 2013. Cash value income (net of related insurance premium expense) related to these policies totaled $1.6 million, $1.6 million and $0.9 million during 2014, 2013 and 2012, respectively.
The Company also has a non-contributory defined benefit pension plan which was acquired from Southern Community, covering substantially all employees of an acquired bank, The Community Bank. This plan was assumed as part of the purchase of The Community Bank in January 2004. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. The plan was frozen effective May 1, 2004. No contribution was required for the years ended December 31, 2014, and 2013 .
The unfunded status of the plan was $0.2 million at December 31, 2014. The end of year plan assets and benefit obligation were $1.1 million and $1.3 million, respectively at December 31, 2014.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

15. Stock-Based Compensation
As of December 31, 2014, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Stock options	$764	$571	$9,763
Restricted stock	1,878	4,868	8,918
Total stock-based compensation expense	$2,642	$5,439	$18,681

Salaries and employee benefits	$2,642	$5,439	$17,384
Other expenses	—	—	1,297
Total stock-based compensation expense	$2,642	$5,439	$18,681
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $1.0 million, $2.1 million and $7.3 million for the years ended December 31, 2014 , 2013 and 2012, respectively.
At December 31, 2014. unrecognized stock-based compensation expense was $0.3 million related to stock options and $0.7 million related to restricted stock. The stock-based compensation expense is expected to be recognized over the weighted-average remaining requisite service period of 5 months.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. No stock options were granted under these plans during the year ended December 31, 2014.
During the year ended December 31, 2013, 264,000 options were granted to employees at an exercise price of $18.00 vesting over average service periods of 2 years. During the year ended December 31, 2012, 631,000 options were granted to employees at an exercise price of $20.00 and 26,000 options were granted at an exercise price ranging from $28.44 to $2,026.00 vesting over an average service period of 6 months.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the years ended December 31, 2013 and 2012 :

	Years Ended
	December 31, 2013	December 31, 2012
Dividend yield	—%	—%
Risk-free interest rate	1.0%	0.91%
Expected option life	5.75 years	5.25 years
Volatility	37%	45%
Weighted average grant-date fair value of options granted	$6.52	$8.05
ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the years ended December 31, 2014, 2013 and 2012, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,124	$20.50	2,890	$21.39	2,236	$20.00
Granted	—	—	264	18.00	657	27.17
Exercised	—	—	—	—	—	—
Canceled, expired or forfeited	(13)	80.99	(30)	83.28	(3)	276.34
Balance, December 31,	3,111	$20.26	3,124	$20.50	2,890	$21.39
At December 31, 2014, the weighted average remaining contractual life for outstanding stock options was approximately 5.65 years and the aggregate intrinsic value were $21.6 million and $20.5 million for stock options outstanding and exercisable, respectively.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at December 31, 2014 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	236	8.39 years	$18.00	122	$18.00
$20.00	2,864	5.43 years	20.00	2,864	20.00
$28.44 - $2,026.00	11	3.28 years	139.44	11	139.44
$18.00 - $2,026.00	3,111	5.65 years	$20.26	2,997	$20.35

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees provide for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share; (2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. No restricted stock awards were granted under the 2013 Plan during the year ended December 31, 2014.
On May 21, 2013, 4,000 restricted stock awards were granted under the 2010 Plan. The fair value of the restricted stock was estimated to be equal to the closing stock price on the grant date.
On January 12, 2012, 307,000 restricted stock awards were granted under the 2010 Plan. The fair value of each restricted stock awards was estimated as of the date of grant using a Monte Carlo approach based on Geometric Brownian Motion that simulated daily stock prices and the related consecutive 30 day average of the simulated stock price over a period of 10 years. The model projected the Company’s fair value of each vesting tranche of the restricted stock award from the mean or expected value from the 100,000 scenarios used.
The models described above require the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used to compute the grant-date fair value of restricted stock awards granted during the years ended December 31, 2013 and 2012:

	Years Ended
	December 31, 2013	December 31, 2012
Grant date fair value of the Company's common shares	$18.00	$19.84
Risk-free interest rate	Forward Treasury Curve	Forward Treasury Curve
Market risk premium	N/A	—%
Volatility	N/A	45%
Annual forfeiture estimate	N/A	—%
Weighted average grant-date fair value of options granted	$18.00	$18.01
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
On April 2, 2014, 405,133 restricted stock awards vested upon achievement of the $25.00 stock price goal. The Company recognized $1.7 million in excess tax benefits related to the vesting of such awards.
The following table summarizes unvested restricted stock activity for the years ended December 31, 2014, 2013 and 2012:

	Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	1,215	$14.28	1,211	$14.27	967	$13.26
Granted	—	—	4	18.00	307	18.01
Vested or released	(405)	15.07	—	—	(63)	17.00
Canceled, expired or forfeited	—	—	—	—	—	—
Balance, December 31,	810	$13.89	1,215	$14.28	1,211	$14.27

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and Total Risk-based ratios. At December 31, 2014 and 2013 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$261,445	≥ 4.0%	$933,335	14.3%
Capital Bank, N.A.	$326,050	≥ 5.0%	$260,840	≥ 4.0%	$881,395	13.5%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$207,370	≥ 4.0%	$933,335	18.0%
Capital Bank, N.A.	$310,245	≥ 6.0%	$206,830	≥ 4.0%	$881,395	17.0%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$414,740	≥ 8.0%	$987,535	19.1%
Capital Bank, N.A.	$517,074	≥ 10.0%	$413,660	≥ 8.0%	$935,455	18.1%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$254,126	≥ 4.0%	$949,619	14.9%
Capital Bank, N.A.	$317,562	≥ 5.0%	$254,050	≥ 4.0%	$849,520	13.4%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$192,428	≥ 4.0%	$949,619	19.7%
Capital Bank, N.A.	$288,410	≥ 6.0%	$192,273	≥ 4.0%	$849,520	17.7%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$384,856	≥ 8.0%	$1,010,422	21.0%
Capital Bank, N.A.	$480,683	≥ 10.0%	$384,546	≥ 8.0%	$910,162	18.9%
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
As of December 31, 2014 and 2013, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
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
On January 30, 2015, upon Board and regulatory approval, our subsidiary Capital Bank N.A. paid a $199.4 million dividend, which we may use for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule establishes an integrated regulatory capital framework and introduces the “Standardized Approach” for risk weighted assets, which will replace the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015 (the date we became subject to the new rules). We do not believe adoption of the final rules and relevant provisions will have a significant impact on our operations.
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
During the year ended December 31, 2014, the Company repurchased $103.2 million, or 4,324,382 common shares at an average price of $23.87 per share. As of December 31, 2014, the Company has repurchased a total of $173.2 million, or 8,085,699 common shares at an average price of $21.42 per share with $26.8 million of remaining availability for future share repurchases.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheets and statement of changes in shareholders’ equity.
17. Income Taxes
Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 was as follows:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Deferred income tax expense (benefit):
Federal	$(2,629)	$—	$—
State	2,024	376	—
	(605)	376	—

Deferred income tax expense (benefit):
Federal	29,291	23,260	(19,373)
State	2,005	3,734	(2,169)
	31,296	26,994	(21,542)

Total income tax expense (benefit)	$30,691	$27,370	$(21,542)

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the years ended December 31, 2014, 2013 and 2012 is as follows:

(Dollars in thousands)	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income before income taxes	$81,609	$66,214	$33,483
Income taxes computed at Federal statutory tax rate	28,563	23,175	11,719
Effect of:
State taxes (net of federal benefit)	2,720	2,532	1,280
State statutory rate change	421	1,545	—
Transactions and legal costs	—	—	615
Tax-exempt interest income, net	(1,247)	(681)	(715)
Change in estimate of deductible loan losses	—	—	(33,975)
Contingent value right expense (CVR)	597	1,192	—
Other, net	(363)	(393)	(466)
Total income tax expense	$30,691	$27,370	$(21,542)

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The composition of the net deferred tax asset as of December 31, 2014 and 2013 is as follows:

(Dollars in thousands)
	December 31, 2014	December 31, 2013
Deferred tax assets:
Loan basis differences	$35,590	$57,279
Net operating loss and AMT carryforwards	33,937	46,528
OREO basis differences	43,724	40,807
Allowance for loan and lease losses	19,151	22,081
Stock based compensation	10,821	12,828
Employee compensation and retirement benefits	2,515	2,898
Goodwill	1,605	1,854
CD premium	6,888	9,857
Net unrealized losses on AFS investments securities	3,171	4,736
Other	3,197	300
Total deferred tax assets	160,599	199,168

Deferred tax liabilities:
FDIC indemnification asset	(6,393)	(11,702)
Borrowings	(12,969)	(10,243)
Depreciation	(1,219)	(2,579)
Deferred loan costs	(5,730)	(3,375)
Other intangibles	(1,595)	(526)
Other	(3,069)	(3,981)
Total gross deferred tax liabilities	(30,975)	(32,406)

Net deferred tax asset	129,624	166,762
Valuation allowance	—	—
Net deferred tax asset	$129,624	$166,762

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered the following positive factors:

1.	projections of future operating results which forecast that the Company will continue to recognize pre-tax income on a consolidated basis;

2.	reductions in operating expenses have been achieved as evidenced by continued progress in reducing operating costs and legacy credit expenses; and

3.	the Company expects interest rates to rise in the future, which should have a favorable impact on our net interest income trend and overall return on assets.
A negative factor that management considered was the severe losses incurred by the acquired institutions as a result of the severe recession and significant decline in real estate values in their local markets. In addition, Section 382 of the Internal Revenue Code limits the ability of the Company to utilize net operating losses and deduct built in losses for income tax purposes. The Company appropriately considers these limitations and has taken them into account in calculating the net deferred tax assets. These factors represent the most significant positive and negative evidence that management considered in concluding that no valuation allowance was necessary at December 31, 2014 and 2013. The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, New York, South and North Carolina and Tennessee.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

During 2013, changes in certain statutory rates were enacted into law, which reduced the Company's expected state income tax rate. As a result, the Company recorded a $1.5 million charge to income tax expense.
At December 31, 2014 and 2013 the company had $91.1 million and $103.7 million of gross federal and state net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to annual cumulative limitation of $10.9 million.
At December 31, 2014 and 2013, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

18. Loan Commitments and Other Related Activity
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk of credit losses exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral upon exercise of the commitment.
The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2014 is as follows :

(Dollars in thousands)	Fixed Rate	Variable Rate	Total
Commitments to make loans	$65,522	$12,070	$77,592
Unfunded commitments under lines of credit	177,687	854,121	1,031,808
Total	$243,209	$866,191	$1,109,400
Commitments to make loans are made for periods ranging from 30 days to 90 days. As of December 31, 2014, the fixed rate loan commitments have interest rates ranging from 1.9% to 13.0%, and specific loan maturities ranging from 1 year to 10 years.
As of December 31, 2014 the Bank was subject to performance letters of credit totaling $32.4 million and financial letters of credit totaling $27.6 million.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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
Cash & cash equivalents
Cash and cash equivalents include cash on hand and highly-liquid items with an original maturity of three months or less. Accordingly, the carrying amount of such instruments is considered to be a reasonable estimate of fair value.
Derivative financial instruments
Fair values for interest rate swaps, forward loan sales agreements and interest rate caps are based upon the amounts required to settle the contracts. Fair values for commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements. Fair values for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.
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
As of December 31, 2014, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.
Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of cost or estimated fair value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustment for mortgage loans held for sale is classified as nonrecurring Level 2.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Valuation of Impaired Loans and Other Real Estate Owned
The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan and lease losses and other real estate owned is generally based on recent real estate appraisals and other available observable market information. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.
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
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of December 31, 2014, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$2,410	$—	$2,410	$—
Available-for-sale securities:
Mortgage-backed securities—residential	552,203	—	552,203	—
Industrial revenue bonds	3,690	—	—	3,690
Marketable equity securities	—	—	—	—
Available-for-sale securities	$555,893	$—	$552,203	$3,690
Gross asset value of derivatives	$4	$—	$4	$—
Liabilities
Gross liability value of derivatives	$26	$—	$26	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2014.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are summarized below:

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
The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended and held at December 31, 2014:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2014	$3,859
Principal reduction	(170)
Included in other comprehensive income	1
Ending balance, December 31, 2014	$3,690

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended and held at December 31, 2013:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Industrial Revenue Bonds	Collateralized Debt Obligations
Beginning balance, January 1, 2013	$26	$3,800	$297
Included in earnings-gain on sales	199	—	—
Included in other comprehensive income	—	59	503
Sales	(225)	—	—
Transfer out of Level 3			(800)	(2)
Ending balance, December 31, 2013	$—	$3,859	$—

(2) Transferred from Level 3 to Level 2 as a result of recent transaction information.
Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,690	Discounted cash flow	Discount rate	3.5% - 3.6%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,859	Discounted cash flow	Discount rate	3.7%-3.9%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$66,048
Other repossessed assets	—	150	—
Impaired loans	—	—	754
Other real estate owned measured at fair value as of December 31, 2014 had a carrying amount of $85.1 million, less valuation allowances totaling $19.1 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 are summarized below:

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
Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$66,048	Fair value of property	Appraised value less cost to sell	7.86%
Impaired loans	754	Fair value of collateral	Appraised value less cost to sell	7.60%

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range
Other real estate owned	$118,579	Fair value of property	Appraised value less cost to sell	7%-10%
Impaired loans	1,332	Fair value of collateral	Appraised value less cost to sell	8%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
December 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$188,135	$188,135	$188,135	$—	$—
Trading securities	2,410	2,410	—	2,410	—
Investment securities available-for-sale	555,893	555,893	—	552,203	3,690
Investment securities held-to-maturity	436,962	443,379	—	443,379	—
Loans, net	4,950,008	5,058,352	—	5,516	5,052,836
FDIC indemnification asset	16,762	16,762	—	—	16,762
Receivable from FDIC	3,661	3,661	—	3,661	—
Other earning assets (1)	50,943	50,943	—	—	50,943
Gross asset value of derivatives	4	4	—	4	—
Total financial assets	$6,204,778	$6,319,539	$188,135	$1,007,173	$5,124,231
Financial Liabilities
Non-contractual deposits	$3,836,400	$3,836,400	$—	$—	$3,836,400
Contractual deposits	1,418,700	1,415,122	—	—	1,415,122
Federal Home Loan Bank advances	296,091	296,038	—	296,038	—
Short-term borrowings	23,407	23,407	—	23,407	—
Long-term borrowings	52,526	54,235	—	—	54,235
Subordinated debentures	87,155	97,913	—	—	97,913
Gross liability value of derivatives	26	26	—	26	—
Total financial liabilities	$5,714,305	$5,723,141	$—	$319,471	$5,403,670

(Dollars in thousands)	Fair Value Measurement
December 31, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$164,441	$164,441	$164,441	$—	$—
Trading securities	6,348	6,348	4,477	1,871	—
Investment securities available-for-sale	685,441	685,441	—	681,582	3,859
Investment securities held-to-maturity	465,098	459,693	—	459,693	—
Loans, net	4,495,178	4,681,554	—	8,012	4,673,542
FDIC indemnification asset	33,610	33,610	—	—	33,610
Receivable from FDIC	7,624	7,624	—	7,624	—
Other earning assets (1)	44,088	44,088	—	—	44,088
Gross asset value of derivatives	15	15	—	15	—
Total financial assets	$5,901,843	$6,082,814	$168,918	$1,158,797	$4,755,099
Financial Liabilities
Non-contractual deposits	$3,737,566	$3,737,566	$—	$—	$3,737,566
Contractual deposits	1,447,497	1,448,032	—	—	1,448,032
Federal Home Loan Bank advances	96,278	96,241	—	96,241	—
Short-term borrowings	24,850	24,850	—	24,850	—
Long-term borrowings	53,449	55,861	—	—	55,861
Subordinated debentures	85,112	100,795	—	—	100,795
Gross liability value of derivatives	1,330	1,330	—	1,330	—
Total financial liabilities	$5,446,082	$5,464,675	$—	$122,421	$5,342,254

(1) Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stocks.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Reserve, Federal Home Loan Bank stock, FDIC indemnification asset and correspondent bank’s stocks due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan and lease losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance sheet items that include commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

20. Derivative Instruments
The Company had derivative financial instruments acquired in its purchase of SCMF, primarily in the form of interest rate swaps. The forward loan sales contracts are derived from loans held for sale or in the Company’s pipeline. These transactions involve both credit and market risk.
The Company’s derivative instrument contracts which are recorded in other assets and other liabilities on the Company’s balance sheets consist of the following:

(Dollars in thousands)	December 31, 2014		December 31, 2013
	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets
Interest rate cap contracts (matured in 2014)	$—	$—	$—	$12,500
Forward loan sales contracts (maturing in 2015 and 2014, respectively)	4	1,640	15	4,215
Total assets	$4	$1,640	$15	$16,715
Liabilities
Interest rate swaps associated with certificates of deposits (terminated in 2014)	$—	$—	$1,320	$25,000
Forward loan sales contracts (maturing in 2015 and 2014, respectively)	26	7,578	10	3,545
Total liabilities	$26	$7,578	$1,330	$28,545

The Company does not enter into derivative financial instruments for speculative purposes. None of the derivatives held are designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change.
For the year ended December 31, 2014, the Company recorded $1.7 million in non-interest income and $118 thousand in non-interest expense as a result of changes in fair value of derivatives. The interest rate swaps associated with certificates of deposit were terminated in September 2014, and, as a result, the Company recognized a $0.3 million loss in non-interest expense.
For the year ended December 31, 2013, the company recorded $(0.8) million in non-interest income and $0.3 million in non-interest expense as a result of changes in fair value of derivatives.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The primary objective for each of these contracts is to minimize risk. Interest rate risk being the primary risk for the interest rate swaps and forward loan sales contracts.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

21. Condensed Financial Information about Capital Bank Financial Corp.
The Condensed Balance Sheets as of December 31, 2014 and 2013 and Income Statements and Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012 for Capital Bank Financial Corp. (parent only) are as follow:

Condensed Balance Sheets
(Parent only)

(Dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$54,780	$109,939
Investment in Bank subsidiary	1,107,652	1,100,473
Investment in other subsidiaries	4,696	4,691
Note receivable from subsidiary	3,393	3,393
Other assets	16,213	12,684
Total Assets	$1,186,734	$1,231,180

Liabilities and Shareholders’ Equity
Long-term borrowings[1]	$91,831	$89,787
Accrued expenses and other liabilities	31,329	28,605
Shareholder's equity	1,063,574	1,112,788
Total Liabilities and Shareholders’ Equity	$1,186,734	$1,231,180

Condensed Statements of Income
(Parent only)
	Years Ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Operating income
Interest income	$515	$463	$99
Dividend income from subsidiary[2]	56,113	106,023	35
Legal settlement	—	400	—
Management fee income	—	—	3,200
Total operating income	56,628	106,886	3,334
Operating expense
Salaries and benefits including stock-based compensation	3,093	5,846	21,233
Interest expense	5,854	7,061	2,512
Gains on extinguishment of debt	—	(122)	—
Contingent value right expense	1,706	2,833	188
Other expense	3,131	3,811	3,605
Total operating expense	13,784	19,429	27,538
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	42,844	87,457	(24,204)
Income tax benefit	4,598	5,998	9,085
Income (loss) before equity in undistributed earnings of subsidiaries	47,442	93,455	(15,119)
Undistributed equity of subsidiaries, net of tax	3,476	(54,611)	65,610
Net income	$50,918	$38,844	$50,491

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(Parent only)
	Years Ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities
Net income	$50,918	$38,844	$50,491
Equity in income from subsidiaries	(3,476)	54,287	(65,610)
Stock-based compensation expense	2,642	5,439	18,681
Decrease in net income tax obligation	(2,856)	(6,002)	(8,820)
Change in other assets	44	153	1,030
Change in accrued expenses and other liabilities	(807)	4,535	(8,787)
Net cash provided by (used in) operating activities	46,465	97,256	(13,015)
Cash flows from investing activities
Investment in bank subsidiary	—	—	—
Investment in bank holding company subsidiaries	—	—	(92,879)
Net cash used in investing activities	—	—	(92,879)
Cash flows from financing activities
Purchase of treasury stock	(103,227)	(69,962)	—
Repayments of advances from subsidiaries	—	(42,797)	—
Excess tax benefit from share-based payment	1,603	—	—
Cash in lieu of fractional shares	—	(2)	—
Net proceeds from issuance of common shares and merger	—	—	89,362
Net cash (used in) provided by financing activities	(101,624)	(112,761)	89,362
Net decrease in cash and cash equivalents	(55,159)	(15,505)	(16,532)
Cash and cash equivalents at beginning of period	109,939	125,444	141,976
Cash and cash equivalents at end of period	$54,780	$109,939	$125,444

Supplemental disclosures of non-cash transactions:
Elimination of noncontrolling interest	$—	$—	$79,413
Net acquisition of non-cash liabilities	—	—	(156,942)

1 Refer to note 13. Long-Term Borrowings for a maturity schedule of long-term borrowings.
2 Refer to note 16. Shareholders' Equity and Minimum Regulatory Capital requirements for dividends to the Company by its subsidiary Capital Bank N.A.

22. Supplemental Financial Data
Components of other expense in excess of 1.0% of total interest and non-interest income are as follows:

	Years Ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Amortization of intangibles	$4,303	$5,082	$4,718
Postage, courier and armored car	3,468	3,845	3,901

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

23. Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results for 2014 and 2013:

(Dollars in thousands)	Year Ended December 31, 2014				Year Ended December 31, 2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest and dividend income	$67,750	$67,643	$66,846	$68,543	$71,981	$72,480	$73,189	$76,106
Net interest income	61,351	61,425	60,831	62,453	65,723	65,386	65,352	67,114
Provision (reversal) for loan losses	(637)	(1,332)	1,404	(24)	3,265	984	4,467	5,402
Net income	13,836	13,243	12,425	11,414	12,206	11,444	9,429	5,765
Basic earnings per common shares	$0.29	$0.28	$0.25	$0.23	$0.24	$0.22	$0.18	$0.11
Diluted earnings per common shares	$0.29	$0.27	$0.25	$0.22	$0.23	$0.22	$0.17	$0.11

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

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

(b)	Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (the “COSO Criteria”). Based on management’s evaluation under the COSO Criteria, the Company’s management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2014.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION
None.

PART III
ITEM 10: DIRECTORS, EXCECUTIVE OFFICERS AND CORPORTE GOVERNACE
The information set forth under the captions “Information about the Board of Directors and Their Committees” and “Executive Officers” under the caption “Election of Directors”, “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company’s 2015 Annual Shareholders Meeting is incorporated herein by reference.
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

ITEM 11: EXECUTIVE COMPENSATION
The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Compensation of Directors” in the Proxy Statement to be utilized in connection with the Company’s 2015 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS
The information contained under the captions “Management and Principal Shareholders” and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company’s 2015 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information contained under the captions “Director Independence” under “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement to be utilized in connection with the Company’s 2015 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the caption “Independent Registered Certified Public Accountants” in the Proxy Statement to be utilized in connection with the Company’s 2015 Annual Shareholders Meeting is incorporated herein by reference.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The consolidated financial statements, notes thereto and independent registered certified public accountants’ report thereon, filed as part hereof, are listed in Item 8.
2. Financial Statement Schedules
Financial Statement schedules have been omitted as the required information is not applicable or the required information has been incorporated in the consolidated financial statements and related notes incorporated by reference herein.
3. Exhibits

Exhibit Number	Description

2.1
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of First National Bank of the South, Spartanburg, South Carolina, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.2
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Metro Bank of Dade County, Miami, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.3
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Turnberry Bank, Aventura, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.4
Agreement of Merger of TIB Bank with and into NAFH National Bank, by and between NAFH National Bank and TIB Bank, dated as of April 27, 2011 (incorporated by reference to Exhibit 2.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 3, 2011)

2.5
Agreement of Merger of Capital Bank with and into NAFH National Bank, by and between NAFH National Bank and Capital Bank, dated as of June 30, 2011 (incorporated by reference to Exhibit 2.1 to Capital Bank Corporation's Current Report on Form 8-K filed with the SEC on July 7, 2011)

2.6
Agreement and Plan of Merger of GreenBank with and into Capital Bank, National Association, by and between GreenBank and Capital Bank, National Association, dated as of September 7, 2011 (incorporated by reference to Exhibit 2.9 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.7
Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 8, 2011 (incorporated by reference to Appendix A to the prospectus forming a part of North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.8
Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 1, 2011 (incorporated by reference to Exhibit 2.2 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.9
Agreement and Plan of Merger, by and between North American Financial Holdings, Inc. and Capital Bank Corporation, dated September 1, 2011 (incorporated by reference to Exhibit 2.3 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.10
Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated March 26, 2012 (incorporated by reference to Exhibit 2.10 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

2.11
Amendment No. 1 to Agreement and Plan of Merger by and between Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated as of June 25, 2012 (incorporated by reference to Exhibit 2.11 to our Registration Statement on Form S-1 (File No. 333-182453) filed with the SEC on June 29, 2012)

2.12
Amendment No. 2 to the Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated as of September 25, 2012 (incorporated by reference to Exhibit 2.3 to our Current report on Form 8-K filed with the SEC on October 5, 2012)

3.1
Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)

4.1	Specimen Class A common stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

4.2
Registration Rights Agreement, dated as of December 22, 2009, by and between North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

4.4
Amendment No. 2, dated as of November 28, 2011, to the Registration Rights Agreement, dated as of December 22, 2009, by and among North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on December 27, 2011)

4.5
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of subsidiaries of the registrant have been omitted but will be furnished to the SEC upon request

10.1
Employment Agreement between North American Financial Holdings, Inc. and R. Eugene Taylor (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.2
North American Financial Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)†

10.3
Form of Indemnification Agreement between North American Financial Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on December 27, 2011)†

10.4
Form of Indemnification Agreement by and between TIB Financial Corp. and its directors and certain officers (incorporated by reference to Exhibit 10.2 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)†

10.5
Form of Indemnification Agreement by and between TIB Bank and its directors and certain officers (incorporated by reference to Exhibit 10.3 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)†

10.6
Contingent Value Rights Agreement dated January 28, 2011, by Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation's Current Report on Form 8-K filed with the SEC on January 31, 2011)

10.7
Form of Indemnification Agreement by and between Capital Bank Corporation and its directors and certain officers (incorporated by reference to Exhibit 10.3 to Capital Bank Corporation's Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.8
Form of Indemnification Agreement by and between Capital Bank and its directors and certain officers (incorporated by reference to Exhibit 10.4 to Capital Bank Corporation's Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.9
Contingent Value Rights Agreement dated September 7, 2011, by Green Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

10.10
Form of Indemnification Agreement by and between Green Bankshares, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.20 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.11
Form of Indemnification Agreement by and between GreenBank and its directors and certain officers (incorporated by reference to Exhibit 10.21 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.12
Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Management (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.13
Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.14
Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Management (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.15
Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.16
Employment Agreement between Capital Bank Financial Corp. and Christopher G. Marshall (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.17
Employment Agreement between Capital Bank Financial Corp. and R. Bruce Singletary (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.18
Employment Agreement between Capital Bank Financial Corp. and Kenneth A. Posner (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 10, 2012)†

10.19
Lead Investor Agreement, dated December 22, 2009, by and among, North American Financial Holdings, Inc., Crestview-NAFH, LLC, R. Eugene Taylor, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 18, 2012).

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

CAPITAL BANK FINANCIAL CORP.

Date:	February 26, 2015	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	February 26, 2015	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2015.

Signature	Title

/s/ R. Eugene Taylor	Chairman and Chief Executive Officer
R. Eugene Taylor

/s/ Christopher G. Marshall	Chief Financial Officer
Christopher G. Marshall	(Principal Accounting Officer)

/s/ Martha M. Bachman	Director
Martha M. Bachman

/s/ Richard M. DeMartini	Director
Richard M. DeMartini

/s/ Peter N. Foss	Director
Peter N. Foss

/s/ William A. Hodges	Director
William A. Hodges

/s/ Oscar A. Keller III	Director
Oscar A. Keller III

/s/ Marc D. Oken	Director
Marc D. Oken

/s/ William G. Ward Sr., M.D.	Director
William G. Ward Sr., M.D.