Form 10-Q
period 2015-03-31
Capital Bank Financial Corp.
filed 2015-04-29
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

Class A Voting Common Stock, $0.01 Par Value	30,078,235
Class B Non-Voting Common Stock, $0.01 Par Value	16,553,429
Class	Outstanding as of April 23, 2015

CAPITAL BANK FINANCIAL CORP.
FORM 10-Q
For the quarter ended March 31, 2015

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$96,484	$106,193
Interest-bearing deposits in other banks	143,497	81,942
Total cash and cash equivalents	239,981	188,135
Trading securities	2,853	2,410
Investment securities available-for-sale at fair value (amortized cost $568,621 and $554,488, respectively)	575,593	555,893
Investment securities held-to-maturity at amortized cost (fair value $457,939 and $443,379, respectively)	448,962	436,962
Loans held for sale	12,403	5,516
Loans, net of deferred loan costs and fees	5,065,606	4,994,703
Less: Allowance for loan and lease losses	48,225	50,211
Loans, net	5,017,381	4,944,492
Other real estate owned	71,453	77,626
FDIC indemnification asset	15,195	16,762
Receivable from FDIC	3,172	3,661
Premises and equipment, net	163,501	173,176
Goodwill	134,522	134,522
Intangible assets, net	17,943	18,897
Deferred income tax asset, net	121,083	129,624
Other assets	152,694	143,734
Total Assets	$6,976,736	$6,831,410
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,114,423	$1,054,128
Negotiable order of withdrawal	1,405,390	1,383,990
Money market	924,228	898,254
Savings	491,394	500,028
Time deposits	1,428,121	1,418,700
Total deposits	5,363,556	5,255,100
Federal Home Loan Bank advances	356,043	296,091
Short-term borrowings	27,605	23,407
Long-term borrowings	139,975	139,681
Accrued expenses and other liabilities	35,208	53,557
Total liabilities	5,922,387	5,767,836

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 37,310 issued and 30,037 outstanding and 36,936 issued and 30,150 outstanding, respectively.	373	370
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,369 issued and 16,595 outstanding and 18,743 issued and 17,443 outstanding, respectively.	184	187
Additional paid in capital	1,081,912	1,081,628
Retained earnings	169,792	158,403
Accumulated other comprehensive income (loss)	274	(3,824)
Treasury stock, at cost, 9,047 and 8,086 shares, respectively	(198,186)	(173,190)
Total shareholders’ equity	1,054,349	1,063,574
Total Liabilities and Shareholders’ Equity	$6,976,736	$6,831,410
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended
	March 31, 2015	March 31, 2014
Interest and dividend income
Loans, including fees	$60,259	$63,219
Investment securities:
Taxable interest income	4,913	4,547
Tax-exempt interest income	140	156
Dividends	13	15
Interest-bearing deposits in other banks	33	25
Other earning assets	688	581
Total interest and dividend income	66,046	68,543
Interest expense
Deposits	4,410	4,316
Long-term borrowings	1,725	1,704
Federal Home Loan Bank advances	175	61
Other borrowings	7	9
Total interest expense	6,317	6,090
Net Interest Income	59,729	62,453
Net reversal of provision for loan and lease losses	(841)	(24)
Net interest income after reversal of provision for loan and lease losses	60,570	62,477
Non-Interest Income
Service charges on deposit accounts	4,705	5,436
Debit card income	2,964	2,844
Fees on mortgage loans originated and sold	1,147	759
Investment advisory and trust fees	1,006	1,261
FDIC indemnification asset expense	(2,439)	(2,165)
Investment securities gains, net	90	174
Other income	2,447	3,060
Total non-interest income	9,920	11,369
Non-Interest Expense
Salaries and employee benefits	23,881	23,498
Stock-based compensation expense	284	728
Net occupancy and equipment expense	8,129	8,599
Computer services	3,397	3,253
Software expense	2,142	1,868
Telecommunication expense	1,380	1,608
OREO valuation expense	1,390	3,573
Net gains on sales of OREO	(7)	(721)
Foreclosed asset related expense	674	1,459
Loan workout expense	623	1,177
Professional fees	1,734	2,004
Contingent value right expense	116	767
Regulatory assessments	1,695	1,629
Restructuring charges	2,341	—
Other expense	4,868	5,782
Total non-interest expense	52,647	55,224

Income before income taxes	17,843	18,622
Income tax expense	6,454	7,208
Net income attributable to Capital Bank Financial Corp.	$11,389	$11,414

Earnings per share:
Basic	$0.25	$0.23
Diluted	$0.24	$0.22

Weighted average shares outstanding:
Basic	46,294	50,518
Diluted	47,632	51,932
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Net Income	$11,389	$11,414
Other comprehensive income before tax:
Unrealized holding gains on investment securities available-for-sale	5,617	2,388
Reclassification adjustment for gains realized in net income on securities available-for-sale	(51)	(296)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	363	338
Unrealized holding gains on cash flow hedges	803	—
Reclassification adjustments for net gains included in net income on cash flow hedges	(108)	—
Other comprehensive income, before tax:	6,624	2,430
Tax effect	(2,526)	(944)
Other comprehensive income, net of tax:	4,098	1,486
Comprehensive income	$15,487	$12,900
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2014	30,150	$370	17,443	$187	$1,081,628	$158,403	$(3,824)	$(173,190)	$1,063,574
Net income	—	—	—	—	—	11,389	—	—	11,389
Other comprehensive income, net of tax expense of $2,526	—	—	—	—	—	—	4,098	—	4,098
Stock-based compensation	—	—	—	—	284	—	—	—	284
Purchase of treasury stock	(487)	—	(474)	—	—	—	—	(24,996)	(24,996)
Conversion of shares	374	3	(374)	(3)	—	—	—	—	—
Balance, March 31, 2015	30,037	$373	16,595	$184	$1,081,912	$169,792	$274	$(198,186)	$1,054,349

Balance, December 31, 2013	33,051	$362	19,047	$196	$1,082,235	$107,485	$(7,528)	$(69,962)	$1,112,788
Net income	—	—	—	—	—	11,414	—	—	11,414
Other comprehensive income, net of tax expense of $944	—	—	—	—	—	—	1,486	—	1,486
Stock-based compensation	—	—	—	—	728	—	—	—	728
Purchase of treasury stock	(769)	—	(200)	—	—	—	—	(22,660)	(22,660)
Conversion of shares	193	2	(193)	(2)	—	—	—	—	—
Balance, March 31, 2014	32,475	$364	18,654	$194	$1,082,963	$118,899	$(6,042)	$(92,622)	$1,103,756

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$11,389	$11,414
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion of purchased credit impaired loans	(24,840)	(33,162)
Depreciation and amortization	4,655	4,814
Impairment of premises and equipment	1,525	—
Net reversal of provision for loan and lease losses	(841)	(24)
Deferred income tax	6,015	5,209
Net amortization of investment securities premium/discount	1,663	2,190
Net realized gains on sales of investment securities	(90)	(174)
Stock-based compensation expense	284	728
Net gains on sales of OREO	(7)	(721)
OREO valuation expense	1,390	3,573
Other	2	10
Net deferred loan origination fees	(839)	(1,047)
Mortgage loans originated for sale	(49,165)	(22,820)
Proceeds from sales of mortgage loans originated for sale	43,425	26,758
Fees on mortgage loans originated and sold	(1,147)	(759)
FDIC indemnification asset expense	2,439	2,165
Gains on sales/disposals of premises and equipment	(3)	(17)
Proceeds from FDIC loss share agreements	276	4,898
Change in other assets	(1,685)	671
Change in accrued expenses and other liabilities	(18,300)	2,170
Net cash (used in) provided by operating activities	(23,854)	5,876
Cash flows from investing activities
Purchases of investment securities available-for-sale	(54,469)	(335)
Purchases of investment securities held-to-maturity	(29,911)	—
Sales of investment securities available-for-sale	20,328	800
Repayments of principal and maturities of investment securities available-for-sale	18,023	27,674
Repayments of principal and maturities of investment securities held-to-maturity	18,243	15,682
Net (purchases) sales of FHLB and FRB stock	(1,997)	6,180
Net (increase) decrease in loans	(49,467)	25,647
Purchases of premises and equipment	(547)	(2,093)
Proceeds from sales of premises and equipment	—	3
Proceeds from sales of OREO	7,887	15,979
Net cash (used in) provided by investing activities	(71,910)	89,537
Cash flows from financing activities
Net increase in demand, money market and savings accounts	99,035	72,205
Net increase (decrease) in time deposits	9,421	(65,075)
Net increase in federal funds purchased and securities sold under agreement to repurchase	4,198	5,602
Net increase (decrease) in short-term FHLB advances	60,000	(75,000)

Decrease in long-term FHLB advances	(48)	(46)
Purchases of treasury stock	(24,996)	(22,660)
Net cash provided by (used in) financing activities	147,610	(84,974)
Net increase in cash and cash equivalents	51,846	10,439
Cash and cash equivalents at beginning of period	188,135	164,441
Cash and cash equivalents at end of period	$239,981	$174,880

Supplemental disclosures of cash:
Interest paid	$3,527	$5,212
Cash collections of contractual interest on purchased credit impaired loans	15,642	22,620
Income taxes paid	930	320
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers	$3,098	$9,706
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
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.
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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2015-3, "Interest - Imputation of interest" (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs". The amendments in ASU 2015-3 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in ASU 2015-3 are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

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
In August 2014, the FASB issued ASU 2014-14, "Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40)—Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". The amendment in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in ASU 2014-14 affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration ("FHA") of the U.S. Department of Housing and Urban Development ("HUD"), and the U.S. Department of Veterans Affairs ("VA"). ASU 2014-14 will be effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-14 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
The accounting changes in ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. The adoption of ASU 2014-11 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  Disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturities transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. These disclosures are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
In January 2014, the FASB issued ASU 2014-4, “Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” ASU 2014-4 clarifies that when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. ASU 2014-4 is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of ASU 2014-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

(Shares in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted average number of shares outstanding:
Basic	46,294	50,518
Dilutive effect of options outstanding	676	970
Dilutive effect of unvested restricted shares	662	444
Diluted	47,632	51,932
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Anti-dilutive stock options	10	15
Anti-dilutive unvested restricted shares	—	—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

3. Investment Securities
Trading securities totaled $2.9 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014, are presented below:

(Dollars in thousands)	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$22,588	$13	$117	$22,484
Mortgage-backed securities—residential issued by government sponsored entities	542,624	$7,415	467	549,572
Industrial revenue bonds	3,409	128	—	3,537
Total	$568,621	$7,556	$584	$575,593
Held-to-Maturity
U.S. Government agencies	$13,709	$295	$—	$14,004
Corporate bonds	30,071	294	23	30,342
State and political subdivisions—tax exempt	11,922	524	8	12,438
State and political subdivisions—taxable	535	29	—	564
Mortgage-backed securities—residential issued by government sponsored entities	392,725	7,907	41	400,591
Total	$448,962	$9,049	$72	$457,939

(Dollars in thousands)	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$3,127	$1,832	$552,203
Industrial revenue bonds	3,580	110	—	3,690
Total	$554,488	$3,237	$1,832	$555,893
Held-to-Maturity
U.S. Government agencies	$13,989	$230	$—	$14,219
Corporate bonds	25,000	163	—	25,163
State and political subdivisions—tax exempt	13,008	431	3	13,436
State and political subdivisions—taxable	537	26	—	563
Mortgage-backed securities—residential issued by government sponsored entities	384,428	5,626	56	389,998
Total	$436,962	$6,476	$59	$443,379

Proceeds from sales of securities were $20.3 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Gross gains of $0.1 million and $0.3 million were realized on sales of these investments during the three months ended March 31, 2015 and 2014, respectively.
The estimated fair value of investment securities at March 31, 2015, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	March 31, 2015
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	—	—	—%
Due after ten years	25,997	26,021	2.42%
Mortgage-backed securities—residential issued by government sponsored entities	542,624	549,572	1.92%
Total	$568,621	$575,593	1.94%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$203	$203	0.77%
Due after one year through five years	16,267	16,368	4.59%
Due after five years through ten years	25,523	26,210	4.53%
Due after ten years	14,244	14,567	2.88%
Mortgage-backed securities—residential issued by government sponsored entities	392,725	400,591	2.40%
Total	$448,962	$457,939	2.62%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2015	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$14,109	$117	$—	$—	$14,109	$117
Mortgage-backed securities—residential issued by government sponsored entities	63,213	342	11,248	125	74,461	467
Total	$77,322	$459	$11,248	$125	$88,570	$584
Held-to-Maturity
Corporate bonds	$5,048	$23	$—	$—	$5,048	$23
State and political subdivisions—tax exempt	1,000	8	—	—	1,000	8
Mortgage-backed securities—residential issued by government sponsored entities	3,445	41	—	—	3,445	41
Total	$9,493	$72	$—	$—	$9,493	$72

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Total	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Held-to-Maturity
State and political subdivisions—tax exempt	$896	$3	$—	$—	$896	$3
Mortgage-backed securities—residential issued by government sponsored entities	13,995	56	—	—	13,995	56
Total	$14,891	$59	$—	$—	$14,891	$59
As of March 31, 2015, the Company’s security portfolio consisted of 135 securities, 15 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and variable-rate corporate securities.
All of the mortgage-backed securities at March 31, 2015 and December 31, 2014 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015 or December 31, 2014.
Investment securities having carrying values of approximately $392.0 million and $339.0 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

4. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Non-owner occupied commercial real estate	$823,763	$798,556
Other commercial construction and land	180,166	200,755
Multifamily commercial real estate	88,980	89,132
1-4 family residential construction and land	66,547	68,658
Total commercial real estate	1,159,456	1,157,101
Owner occupied commercial real estate	1,038,493	1,046,736
Commercial and industrial	1,125,708	1,073,791
Lease financing	1,834	2,005
Total commercial	2,166,035	2,122,532
1-4 family residential	928,832	925,698
Home equity loans	379,946	378,475
Other consumer loans	296,753	272,453
Total consumer	1,605,531	1,576,626
Other	146,987	143,960
Total loans	$5,078,009	$5,000,219
Total loans include $12.4 million and $5.5 million of 1-4 family residential loans held for sale and $11.0 million and $10.1 million of net deferred loan origination costs and fees as of March 31, 2015 and December 31, 2014, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2015, other loans include $44.3 million, $78.0 million and $1.5 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2014, other loans include $41.3 million, $76.9 million and $1.7 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired", "Acquired Impaired", or "PCI Loans”) and (ii) non-PCI loans. Loans originated or purchased by the Company (“New Loans”) and loans acquired through the purchase of Capital Bank Corp. ("CBKN"), Green Bankshares ("GRNB"), Southern Community Financial ("SCMF" or "Southern Community") and TIB Financial ("TIBB"), are not subject to the loss sharing agreements and are classified as “non covered.” Additionally, certain consumer loans acquired through the acquisition of First National Bank of the South, Metro Bank and Turnberry Bank (collectively, the “Failed Banks”) from the FDIC, are specifically excluded from the loss sharing agreements.
As of March 31, 2015, covered loans and OREO subject to the commercial shared-loss agreements expiring on July 16, 2015, were $103.5 million and $14.3 million, respectively. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. Covered loans and OREO subject to the single family shared-loss agreements expiring on July 16, 2020, were $84.9 million and $0.7 million, respectively. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010.
The Company designates loans as PCI by evaluating both qualitative and quantitative factors. At the time of acquisition, the Company accounted for the PCI loans by segregating each portfolio into loan pools with similar risk characteristics. Over the lives of the acquired PCI loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at each balance sheet date, whether its estimates of the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased, such that the present value of such cash flows is less than the recorded investment of the pool, and if so, recognizes a provision for loan loss in its Consolidated Statements of Income, unless related to non-credit events.
Additionally, if the Company has favorable changes in estimates of cash flows expected to be collected for a loan pool such that the then-present value exceeds the recorded investment of that pool, the Company will first reverse any previously established allowance for loan and lease losses for the pool. If such estimate exceeds the amount of any previously established allowance, the Company will accrete future interest income over the remaining life of the pool at a rate which, when used to discount the expected cash flows, results in the then-present value of such cash flows equaling the recorded investment of the pool at the time of the revised estimate.
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

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Accretable Yield
Balance at beginning of period	$292,633	$383,775
Accretion of income	(24,840)	(33,162)
Reclassification from nonaccretable difference	26,517	6,667
Other	(48,201)	(10,285)
Balance at end of period	$246,109	$346,995

Nonaccretable difference, balance at the end of the period	$207,762	$253,865

The accretable yield is accreted into interest income over the estimated life of the PCI loans using the level yield method. The accretable yield will change due to changes in:

•	The estimate of the remaining life of PCI loans which may change the amount of future interest income, and possibly principal, expected to be collected;

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

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
Because of the loss protection provided by the FDIC, the risks of covered loans and foreclosed real estate are significantly different from those assets not covered under the loss share agreements. Refer to Note 7 – Other Real Estate Owned for the covered balances of other real estate owned.
Non-covered Loans
The following is a summary of the major categories of non-covered loans outstanding as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Non-PCI Loans
March 31, 2015	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$401,128	$56,303	$335,812	$793,243
Other commercial construction and land	67,723	144	101,489	169,356
Multifamily commercial real estate	49,598	11,004	23,768	84,370
1-4 family residential construction and land	60,822	—	4,857	65,679
Total commercial real estate	579,271	67,451	465,926	1,112,648
Owner occupied commercial real estate	744,802	37,107	210,403	992,312
Commercial and industrial loans	1,023,319	9,276	86,221	1,118,816
Lease financing	1,834	—	—	1,834
Total commercial	1,769,955	46,383	296,624	2,112,962
1-4 family residential	577,772	41,413	259,705	878,890
Home equity loans	114,890	149,352	78,062	342,304
Other consumer loans	287,488	4,403	4,756	296,647
Total consumer	980,150	195,168	342,523	1,517,841
Other	105,615	3,563	36,983	146,161
Total loans	$3,434,991	$312,565	$1,142,056	$4,889,612

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$372,793	$58,552	$333,433	$764,778
Other commercial construction and land	66,817	161	123,398	190,376
Multifamily commercial real estate	47,765	12,327	24,377	84,469
1-4 family residential construction and land	58,046	—	9,742	67,788
Total commercial real estate	545,421	71,040	490,950	1,107,411
Owner occupied commercial real estate	745,728	38,122	215,059	998,909
Commercial and industrial loans	958,628	10,564	97,228	1,066,420
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,686	312,287	2,067,334
1-4 family residential	560,106	43,921	269,768	873,795
Home equity loans	103,644	152,797	82,121	338,562
Other consumer loans	261,935	4,647	5,772	272,354
Total consumer	925,685	201,365	357,661	1,484,711
Other	99,610	3,603	39,903	143,116
Total loans	$3,277,077	$324,694	$1,200,801	$4,802,572
Covered Loans
The following is a summary of the major categories of covered loans outstanding as of March 31, 2015, and December 31, 2014:

(Dollars in thousands)	Non-PCI Loans
March 31, 2015	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$30,520	$30,520
Other commercial construction and land	—	—	10,810	10,810
Multifamily commercial real estate	—	—	4,610	4,610
1-4 family residential construction and land	—	—	868	868
Total commercial real estate	—	—	46,808	46,808
Owner occupied commercial real estate	—	—	46,181	46,181
Commercial and industrial loans	—	211	6,681	6,892
Lease financing	—	—	—	—
Total commercial	—	211	52,862	53,073
1-4 family residential	—	1,400	48,542	49,942
Home equity loans	—	28,758	8,884	37,642
Other consumer loans	—	—	106	106
Total consumer	—	30,158	57,532	87,690
Other	—	—	826	826
Total loans	$—	$30,369	$158,028	$188,397

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$33,778	$33,778
Other commercial construction and land	—	—	10,379	10,379
Multifamily commercial real estate	—	—	4,663	4,663
1-4 family residential construction and land	—	—	870	870
Total commercial real estate	—	—	49,690	49,690
Owner occupied commercial real estate	—	—	47,827	47,827
Commercial and industrial loans	—	214	7,157	7,371
Lease financing	—	—	—	—
Total commercial	—	214	54,984	55,198
1-4 family residential	—	1,512	50,391	51,903
Home equity loans	—	30,473	9,440	39,913
Other consumer loans	—	—	99	99
Total consumer	—	31,985	59,930	91,915
Other	—	—	844	844
Total loans	$—	$32,199	$165,448	$197,647

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of March 31, 2015:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$648	$—	$648
Other commercial construction and land	143	—	—	—	383	—	526
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	106	—	—	—	—	—	106
Total commercial real estate	249	—	—	—	1,031	—	1,280
Owner occupied commercial real estate	229	—	—	—	4,380	—	4,609
Commercial and industrial loans	54	—	—	—	1,561	65	1,680
Lease financing	—	—	—	—	—	—	—
Total commercial	283	—	—	—	5,941	65	6,289
1-4 family residential	654	—	—	—	1,628	66	2,348
Home equity loans	568	73	—	—	1,466	408	2,515
Other consumer loans	2,733	—	—	—	877	—	3,610
Total consumer	3,955	73	—	—	3,971	474	8,473
Other	473	—	—	—	—	—	473
Total loans	$4,960	$73	$—	$—	$10,943	$539	$16,515

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$501	$—	$13,492	$1,812	$—	$—	$15,805
Other commercial construction and land	142	41	26,263	4,811	—	—	31,257
Multifamily commercial real estate	526	—	2,037	—	—	—	2,563
1-4 family residential construction and land	—	—	724	—	—	—	724
Total commercial real estate	1,169	41	42,516	6,623	—	—	50,349
Owner occupied commercial real estate	976	11	14,454	1,123	—	—	16,564
Commercial and industrial loans	276	9	22,161	—	—	—	22,446
Lease financing	—	—	—	—	—	—	—
Total commercial	1,252	20	36,615	1,123	—	—	39,010
1-4 family residential	2,364	65	19,160	3,621	—	—	25,210
Home equity loans	765	71	3,934	1,248	—	—	6,018
Other consumer loans	123	—	155	27	—	—	305
Total consumer	3,252	136	23,249	4,896	—	—	31,533
Other	111	—	843	—	—	—	954
Total loans	$5,784	$197	$103,223	$12,642	$—	$—	$121,846

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2014:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$534	$—	$534
Other commercial construction and land	31	—	—	—	233	—	264
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	31	—	—	—	767	—	798
Owner occupied commercial real estate	744	—	—	—	2,524	—	3,268
Commercial and industrial loans	70	—	—	—	1,654	66	1,790
Lease financing	—	—	—	—	—	—	—
Total commercial	814	—	—	—	4,178	66	5,058
1-4 family residential	357	—	—	—	1,284	69	1,710
Home equity loans	627	225	—	—	1,758	443	3,053
Other consumer loans	2,508	—	—	—	909	—	3,417
Total consumer	3,492	225	—	—	3,951	512	8,180
Other	30	—	—	—	10	—	40
Total loans	$4,367	$225	$—	$—	$8,906	$578	$14,076

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$164	$—	$14,943	$1,636	$—	$—	$16,743
Other commercial construction and land	199	—	24,602	4,043	—	—	28,844
Multifamily commercial real estate	—	—	1,924	—	—	—	1,924
1-4 family residential construction and land	—	—	873	—	—	—	873
Total commercial real estate	363	—	42,342	5,679	—	—	48,384
Owner occupied commercial real estate	1,472	—	15,189	1,131	—	—	17,792
Commercial and industrial loans	195	—	23,115	63	—	—	23,373
Lease financing	—	—	—	—	—	—	—
Total commercial	1,667	—	38,304	1,194	—	—	41,165
1-4 family residential	1,820	115	21,224	4,682	—	—	27,841
Home equity loans	1,042	21	3,614	1,300	—	—	5,977
Other consumer loans	112	—	174	27	—	—	313
Total consumer	2,974	136	25,012	6,009	—	—	34,131
Other	118	—	2,597	—	—	—	2,715
Total loans	$5,122	$136	$108,255	$12,882	$—	$—	$126,395
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans, excluding PCI loans by internal rating at March 31, 2015:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$455,114	$21	$1,648	$648	$—	$457,431
Other commercial construction and land	67,408	46	30	383	—	67,867
Multifamily commercial real estate	60,602	—	—	—	—	60,602
1-4 family residential construction and land	57,505	2,119	1,198	—	—	60,822
Total commercial real estate	640,629	2,186	2,876	1,031	—	646,722
Owner occupied commercial real estate	767,745	7,225	2,558	4,381	—	781,909
Commercial and industrial loans	1,026,075	2,832	2,273	1,626	—	1,032,806
Lease financing	1,834	—	—	—	—	1,834
Total commercial	1,795,654	10,057	4,831	6,007	—	1,816,549
1-4 family residential	616,470	263	2,158	1,694	—	620,585
Home equity loans	288,988	58	2,081	1,873	—	293,000
Other consumer loans	291,014	—	—	877	—	291,891
Total consumer	1,196,472	321	4,239	4,444	—	1,205,476
Other	108,705	473	—	—	—	109,178
Total loans	$3,741,460	$13,037	$11,946	$11,482	$—	$3,777,925

The following table summarizes loans, excluding PCI loans by internal rating at December 31, 2014:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$429,126	$835	$850	$534	$—	$431,345
Other commercial construction and land	66,667	47	31	233	—	66,978
Multifamily commercial real estate	60,092	—	—	—	—	60,092
1-4 family residential construction and land	56,551	—	1,495	—	—	58,046
Total commercial real estate	612,436	882	2,376	767	—	616,461
Owner occupied commercial real estate	766,822	6,687	7,817	2,524	—	783,850
Commercial and industrial loans	963,273	2,235	2,178	1,720	—	969,406
Lease financing	2,005	—	—	—	—	2,005
Total commercial	1,732,100	8,922	9,995	4,244	—	1,755,261
1-4 family residential	601,738	283	2,165	1,353	—	605,539
Home equity loans	282,597	59	2,057	2,201	—	286,914
Other consumer loans	265,673	—	—	909	—	266,582
Total consumer	1,150,008	342	4,222	4,463	—	1,159,035
Other	102,730	473	—	10	—	103,213
Total loans	$3,597,274	$10,619	$16,593	$9,484	$—	$3,633,970

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

5. Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses for the three months ended March 31, 2015 and 2014 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Balance, beginning of period	$50,211	$56,851
Reversal of provision for loan losses for PCI loans	(1,926)	(2,488)
Provision for loan losses for non-PCI loans	1,085	2,464
Non-PCI loans charged-off	(1,899)	(1,956)
Recoveries of non-PCI loans previously charged-off	754	735
Balance, end of period	$48,225	$55,606

The following tables present the roll forward of the allowance for loan and lease losses for the three months ended March 31, 2015 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2014	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	March 31, 2015
Non-owner occupied commercial real estate	$2,022	$(135)	$3	$1,890
Other commercial construction and land	12,181	233	161	12,575
Multifamily commercial real estate	252	(29)	—	223
1-4 family residential construction and land	1,102	(83)	1	1,020
Total commercial real estate	15,557	(14)	165	15,708
Owner occupied commercial real estate	2,504	183	(112)	2,575
Commercial and industrial loans	9,502	(382)	97	9,217
Lease financing	—	—	—	—
Total commercial	12,006	(199)	(15)	11,792
1-4 family residential	15,451	(1,710)	(211)	13,530
Home equity loans	2,815	42	(68)	2,789
Other consumer loans	4,122	753	(733)	4,142
Total consumer	22,388	(915)	(1,012)	20,461
Other	260	287	(283)	264
Total loans	$50,211	$(841)	$(1,145)	$48,225

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the roll forward of the allowance for loan and lease losses for the three months ended March 31, 2014 by the class of loans against which the allowance is allocated:

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

The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three months ended March 31, 2015 and 2014, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2015
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	—	—	—
Other commercial construction and land	(8)	—	(8)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(8)	—	(8)
Owner occupied commercial real estate	(112)	—	(112)
Commercial and industrial loans	(54)	—	(54)
Lease financing	—	—	—
Total commercial	(166)	—	(166)
1-4 family residential	(215)	—	(215)
Home equity loans	(160)	—	(160)
Other consumer loans	(867)	—	(867)
Total consumer	(1,242)	—	(1,242)
Other	(483)	—	(483)
Total charge-offs	(1,899)	—	(1,899)
Recoveries:
Non-owner occupied commercial real estate	3	—	3
Other commercial construction and land	169	—	169
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	1	—	1
Total commercial real estate	173	—	173
Owner occupied commercial real estate	—	—	—
Commercial and industrial loans	151	—	151
Lease financing	—	—	—
Total commercial	151	—	151
1-4 family residential	4	—	4
Home equity loans	92	—	92
Other consumer loans	134	—	134
Total consumer	230	—	230
Other	200	—	200
Total recoveries	754	—	754
Net charge-offs	(1,145)	—	(1,145)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	32	(167)	(135)
Other commercial construction and land	(204)	437	233
Multifamily commercial real estate	(4)	(25)	(29)
1-4 family residential construction and land	(29)	(54)	(83)
Total commercial real estate	(205)	191	(14)
Owner occupied commercial real estate	300	(117)	183
Commercial and industrial loans	(213)	(169)	(382)
Lease financing	1	(1)	—
Total commercial	88	(287)	(199)
1-4 family residential	107	(1,817)	(1,710)
Home equity loans	55	(13)	42
Other consumer loans	747	6	753
Total consumer	909	(1,824)	(915)
Other	293	(6)	287
Total provision (reversal) for loan and lease losses	1,085	(1,926)	(841)
Allowance for loan and lease losses at the end of the period	$21,295	$26,930	$48,225

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2014
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	—	—	—
Other commercial construction and land	(208)	—	(208)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	(3)	—	(3)
Total commercial real estate	(211)	—	(211)
Owner occupied commercial real estate	(136)	—	(136)
Commercial and industrial loans	(55)	—	(55)
Lease financing	—	—	—
Total commercial	(191)	—	(191)
1-4 family residential	(21)	—	(21)
Home equity loans	(129)	—	(129)
Other consumer loans	(807)	—	(807)
Total consumer	(957)	—	(957)
Other	(597)	—	(597)
Total charge-offs	(1,956)	—	(1,956)
Recoveries:
Non-owner occupied commercial real estate	13	—	13
Other commercial construction and land	8	—	8
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	2	—	2
Total commercial real estate	23	—	23
Owner occupied commercial real estate	23	—	23
Commercial and industrial loans	132	—	132
Lease financing	—	—	—
Total commercial	155	—	155
1-4 family residential	3	—	3
Home equity loans	81	—	81
Other consumer loans	168	—	168
Total consumer	252	—	252
Other	305	—	305
Total recoveries	735	—	735
Net charge-offs	(1,221)	—	(1,221)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	22	(841)	(819)
Other commercial construction and land	500	375	875
Multifamily commercial real estate	(11)	94	83
1-4 family residential construction and land	(34)	36	2
Total commercial real estate	477	(336)	141
Owner occupied commercial real estate	222	(1,029)	(807)
Commercial and industrial loans	35	(224)	(189)
Lease financing	(1)	(1)	(2)
Total commercial	256	(1,254)	(998)
1-4 family residential	254	(1,577)	(1,323)
Home equity loans	141	913	1,054
Other consumer loans	1,188	(168)	1,020
Total consumer	1,583	(832)	751
Other	148	(66)	82
Total provision (reversal) for loan and lease losses	2,464	(2,488)	(24)
Allowance for loan and lease losses at the end of the period	$20,194	$35,412	$55,606

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of March 31, 2015:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,598	$292	$464	$456,967	$366,332
Other commercial construction and land	—	1,369	11,206	—	67,867	112,299
Multifamily commercial real estate	—	122	101	—	60,602	28,378
1-4 family residential construction and land	—	710	310	—	60,822	5,725
Total commercial real estate	—	3,799	11,909	464	646,258	512,734
Owner occupied commercial real estate	302	2,015	258	4,667	777,242	256,584
Commercial and industrial loans	—	7,627	1,590	2,188	1,030,618	92,902
Lease financing	—	—	—	—	1,834	—
Total commercial	302	9,642	1,848	6,855	1,809,694	349,486
1-4 family residential	8	2,728	10,794	901	607,281	308,247
Home equity loans	18	608	2,163	625	292,375	86,946
Other consumer loans	9	3,835	298	252	291,639	4,862
Total consumer	35	7,171	13,255	1,778	1,191,295	400,055
Other		346	(82)		109,178	37,809
Total loans	$337	$20,958	$26,930	$9,097	$3,756,425	$1,300,084

(1)	Loans collectively evaluated for impairment include $341.6 million of acquired loans which are presented net of unamortized purchase discounts of $10.9 million.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the three months ended March 31, 2015 and 2014, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s Consolidated Financial Statements or on the determination of the allowance for loan and lease losses at March 31, 2015 and 2014. The Company had loans modified in TDRs with recorded investments of $0.5 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

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
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)

Balance, December 31, 2014	$16,762
Indemnification asset income	77
Amortization of indemnification asset	(2,516)
Cash paid on net recoveries	872
Balance, March 31, 2015	$15,195

Balance, December 31, 2013	$33,610
Indemnification asset income	345
Amortization of indemnification asset	(2,510)
Cash received on reimbursable losses	(2,701)
Balance, March 31, 2014	$28,744

7. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2015 and 2014 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC for these periods were $15.0 million and $18.6 million, respectively. Non-covered OREO ending balances for these periods were $56.5 million and $101.7 million, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2015, proceeds on sales of OREO were $7.9 million and net gains on sales were $7 thousand. For the three months ended March 31, 2014, proceeds on sales of OREO were $16.0 million and net gains were $0.7 million.

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Balance, beginning of period	$77,626	$129,396
Real estate acquired from borrowers	3,098	9,706
Valuation allowance	(1,390)	(3,573)
Properties sold	(7,881)	(15,259)
Balance, end of period	$71,453	$120,270

8. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at March 31, 2015 and December 31, 2014 were $27.0 million and $23.4 million, respectively.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at March 31, 2015 and December 31, 2014 provided for incremental borrowing availability of up to $204.1 million and $247.7 million, respectively.
At March 31, 2015 and December 31, 2014, the Bank had $25.4 million and $25.7 million in letters of credit issued by the FHLB respectively, of which $25.2 million are used as collateral for public fund deposits in lieu of pledging securities to the State of Florida.
The advances as of March 31, 2015 and December 31, 2014 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount
March 31, 2015	Maturity Date	Interest Rate as of March 31, 2015
$165,000	May 19, 2015	0.36%
40,000	November 25, 2016	0.21%	(1 Month FRC + 2 bps)*
540	November 6, 2017	0.50%
50,000	November 20, 2017	0.22%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.21%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.21%	(1 Month FRC + 2 bps)*
503	February 10, 2026	—%
$356,043

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
$296,091

(*) FRC = FHLB Fixed Rate Credit interest rate.

9. Long-Term Borrowings
Structured repurchase agreements
The repurchase agreements as of March 31, 2015 and December 31, 2014 consisted of the following:

(Dollars in thousands)
Carrying Amount
March 31, 2015	December 31, 2014	Contractual Amount	Maturity Date	Contractual Rate
$10,469	$10,540	$10,000	November 6, 2016	4.75%
10,520	10,582	10,000	March 30, 2017	4.50%
10,362	10,394	10,000	December 18, 2017	3.79%
10,342	10,372	10,000	December 18, 2017	3.72%
10,602	10,638	10,000	March 22, 2019	3.56%
$52,295	$52,526	$50,000
These repurchase agreements have a weighted-average rate of 4.06% at March 31, 2015 and December 31, 2014 and are collateralized by $59.8 million and $61.4 million, respectively, of mortgage-backed securities.
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
The subordinated debentures as of March 31, 2015 and December 31, 2014 consisted of the following:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	March 31, 2015	December 31, 2014	Interest Rate as of March 31, 2015		Maturity Date
July 31, 2001	$5,000	$3,915	$3,900	3.83%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,715	2,699	3.83%	(3 Month LIBOR + 358 bps)	July 31, 2031
June 26, 2003	10,000	6,041	6,017	3.37%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,553	6,516	3.10%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	5,827	5,802	3.10%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,607	1,594	1.95%	(3 Month LIBOR + 168 bps)	June 28, 2035
December 22, 2005	10,000	4,637	4,607	1.67%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	6,721	6,668	1.81%	(3 Month LIBOR + 154 bps)	March 15, 2036
June 23, 2006	20,000	11,562	11,488	1.80%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	29,121	28,904	1.92%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,452	5,426	1.69%	(3 Month LIBOR + 143 bps)	September 6, 2037
	$151,000	$84,151	$83,621
Other Subordinated Debentures
Through the acquisition of CBKN, the Company assumed $3.4 million in aggregate principal amount of subordinated promissory notes with a fixed interest rate of 10.0% due March 18, 2020. The notes had a carrying value of $3.5 million as of March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2015	$—	$—	$—
Due in 2016	10,469	—	10,469
Due in 2017	31,224	—	31,224
Due in 2018	—	—	—
Due in 2019	10,602	—	10,602
Thereafter	3,529	84,151	87,680
Total	$55,824	$84,151	$139,975

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 common, Tier 1 risk-based and Total Risk-based ratios. At March 31, 2015 and December 31, 2014 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$267,376	≥ 4.0%	$963,616	14.4%
Capital Bank, N.A.	$332,757	≥ 5.0%	$266,206	≥ 4.0%	$724,780	10.9%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$251,277	≥ 4.5%	$893,491	16.0%
Capital Bank, N.A.	$361,237	≥ 6.5%	$250,087	≥ 4.5%	$724,780	13.0%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$335,036	≥ 6.0%	$963,616	17.3%
Capital Bank, N.A.	$444,599	≥ 8.0%	$333,449	≥ 6.0%	$724,780	13.0%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$446,715	≥ 8.0%	$1,015,826	18.2%
Capital Bank, N.A.	$555,749	≥ 10.0%	$444,599	≥ 8.0%	$776,855	14.0%

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$261,445	≥ 4.0%	$933,335	14.3%
Capital Bank, N.A.	$326,050	≥ 5.0%	$260,840	≥ 4.0%	$881,395	13.5%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$207,370	≥ 4.0%	$933,335	18.0%
Capital Bank, N.A.	$310,245	≥ 6.0%	$206,830	≥ 4.0%	$881,395	17.0%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$414,740	≥ 8.0%	$987,535	19.1%
Capital Bank, N.A.	$517,074	≥ 10.0%	$413,660	≥ 8.0%	$935,455	18.1%
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
As of March 31, 2015 and December 31, 2014, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
The OCC Operating Agreement requires prior approval from the OCC before paying a dividend to the Company. Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Subsequent to receiving approval from the OCC, the Company received dividends from the bank totaling $199.4 million, $56.0 million and $105.0 million on January 30, 2015, July 15, 2014 and September 24, 2013, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule established an integrated regulatory capital framework and introduces the “Standardized Approach” for risk-weighted assets, which replaces the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, the date the Company became subject to the new rules. Based on the Company's current capital composition and levels, the Company believes it is in compliance with the requirements as set forth in the final rules.
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of March 31, 2015, our capital buffer would be 5.98%; exceeding the 2.5% 2019 requirement.
The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).
Share Repurchases
The Company’s Board of Directors authorized stock repurchase plans of up to $300.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three months ended March 31, 2015, the Company repurchased $25.0 million, or 961,257 common shares at an average price of $25.99 per share. As of March 31, 2015, the Company has repurchased a total of $198.2 million, or 9,046,956 common shares at an average price of $21.91 per share with $101.8 million of remaining availability for future share repurchases.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

11. Stock-Based Compensation
As of March 31, 2015, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three months ended March 31, 2015 and 2014:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Stock options	$184	$195
Restricted stock	100	533
Total stock-based compensation expense	$284	$728
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.1 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.
At March 31, 2015, unrecognized stock-based compensation expense was $71 thousand related to stock options and $38 thousand related to restricted stock. The stock-based compensation expense is expected to be recognized over the weighted-average remaining requisite service period of 2 months.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. No stock options were granted under these plans during the three months ended March 31, 2015 and 2014.
ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the three months ended March 31, 2015 and 2014, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,111	$20.26	3,124	$20.50
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, expired or forfeited	(1)	589.41	(2)	301.94
Balance, March 31,	3,110	$20.19	3,122	$20.40
At March 31, 2015, the weighted average remaining contractual life for outstanding stock options was approximately 5.40 years and the aggregate intrinsic values were $23.1 million and $22.0 million for stock options outstanding and exercisable, respectively.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at March 31, 2015 were as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	236	8.14 years	$18.00	122	$18.00
$20.00	2,864	5.18 years	20.00	2,864	20.00
$28.44 - $2,026.00	10	3.09 years	122.48	10	122.48
$18.00 - $2,026.00	3,110	5.40 years	$20.19	2,996	$20.27

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees provide for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share; (2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. No restricted stock awards were granted under the 2013 Plan during the three months ended March 31, 2015 and 2014.
The following table summarizes unvested restricted stock activity for the three months ended March 31, 2015 and 2014:

Three Months Ended
	March 31, 2015		March 31, 2014
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	810	$13.89	1,215	$14.28
Granted	—	—	—	—
Vested or released	—	—	—	—
Canceled, expired or forfeited	—	—	—	—
Balance, March 31,	810	$13.89	1,215	$14.28

12. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the three months ended March 31, 2015 and 2014 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Income before income taxes	$17,843	$18,622
Income taxes computed at Federal statutory tax rate	6,245	6,518
Effect of:
State taxes (net of federal benefit)	452	709
Tax-exempt interest income, net	(489)	(175)
Contingent value right expense (CVR)	—	268
Other, net	246	(112)
Total income tax expense	$6,454	$7,208

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The Company uses an estimated annual effective tax rate method of computing its interim tax provision. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three months ended March 31, 2015 and 2014, the effective income tax rates were 36% and 39%, respectively. The change in effective income tax rate was mainly due to the favorable impact from higher tax-exempt interest income and lower non-deductible CVR expense.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South and North Carolina and Tennessee. The net deferred tax assets as of March 31, 2015 and December 31, 2014 were $121.1 million and $129.6 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at March 31, 2015 and December 31, 2014.
At March 31, 2015 and December 31, 2014 the company had $81.9 million and $91.1 million of gross federal and state net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to annual cumulative limitation of $10.9 million.
At March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

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
Derivative financial instruments
Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. Forward loan sales agreements are based upon the amounts required to settle the contracts. Fair values for commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements. Fair values for fixed-rate commitments consider the difference between current levels of interest rates and the committed rates.

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
As of March 31, 2015, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.
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
The Company generally uses independent external appraisers in this process who routinely make adjustments to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company’s policy is to update appraisals, at a minimum, annually for classified assets, which include collateral dependent loans and OREO. The Company considers appraisals dated within the past 12 months to be current and do not typically make adjustments to such appraisals. In the Company’s process for reviewing third-party prepared appraisals, any differences of opinion on values, assumptions or adjustments to comparable sales data are typically reconciled directly with the independent appraiser prior to acceptance of the final appraisal.
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of March 31, 2015, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 are summarized below:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$2,853	$—	$2,853	$—
Available-for-sale securities:
Mortgage-backed securities—residential	549,572	—	549,572	—
Industrial revenue bonds	3,537	—	—	3,537
Corporate bonds	22,484	—	22,484	—
Available-for-sale securities	$575,593	$—	$572,056	$3,537
Gross asset value of derivatives	$703	$—	$703	$—
Liabilities
Gross liability value of derivatives	$73	$—	$73	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the three months ended March 31, 2015.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$2,410	$—	$2,410	$—
Available-for-sale securities:
Mortgage-backed securities-residential	552,203	—	552,203	—
Industrial revenue bonds	3,690	—	—	3,690
Available-for-sale securities	$555,893	$—	$552,203	$3,690
Gross asset value of derivatives	$4	$—	$4	$—
Liabilities
Gross liability value of derivatives	$26	$—	$26	$—
 There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2014.
The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended and held at March 31, 2015:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2015	$3,690
Principal reduction	(170)
Included in other comprehensive income	17
Ending balance, March 31, 2015	$3,537

The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended and held at March 31, 2014:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2014	$3,859
Principal reduction	(170)
Included in other comprehensive income	38
Ending balance, March 31, 2014	$3,727

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,537	Discounted cash flow	Discount rate	3.06% - 3.09%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,690	Discounted cash flow	Discount rate	3.5% - 3.6%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 are summarized below:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$54,862
Other repossessed assets	—	301	—
Impaired loans	—	—	625
Other real estate owned measured at fair value as of March 31, 2015 had a carrying amount of $73.2 million, less valuation allowances totaling $18.4 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.
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
Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$54,862	Fair value of property	Appraised value less cost to sell	7.85%
Impaired loans	625	Fair value of collateral	Appraised value less cost to sell	7.70%

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$66,048	Fair value of property	Appraised value less cost to sell	7.86%
Impaired loans	754	Fair value of collateral	Appraised value less cost to sell	7.60%

Carrying amount and estimated fair values of financial instruments were as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement
March 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$239,981	$239,981	$239,981	$—	$—
Trading securities	2,853	2,853	—	2,853	—
Investment securities available-for-sale	575,593	575,593	—	572,056	3,537
Investment securities held-to-maturity	448,962	457,939	—	457,939	—
Loans, net	5,029,784	5,144,700	—	12,403	5,132,297
FDIC indemnification asset	15,195	15,195	—	—	15,195
Receivable from FDIC	3,172	3,172	—	3,172	—
Other earning assets (1)	52,941	52,941	—	—	52,941
Gross asset value of derivatives	703	703	—	703	—
Total financial assets	$6,369,184	$6,493,077	$239,981	$1,049,126	$5,203,970
Financial Liabilities
Non-contractual deposits	$3,935,435	$3,935,435	$—	$—	$3,935,435
Contractual deposits	1,428,121	1,426,066	—	—	1,426,066
Federal Home Loan Bank advances	356,043	353,002	—	353,002	—
Short-term borrowings	27,605	27,605	—	27,605	—
Long-term borrowings	52,295	54,148	—	—	54,148
Subordinated debentures	87,680	91,487	—	—	91,487
Gross liability value of derivatives	73	73	—	73	—
Total financial liabilities	$5,887,252	$5,887,816	$—	$380,680	$5,507,136

(Dollars in thousands)	Fair Value Measurement
December 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$188,135	$188,135	$188,135	$—	$—
Trading securities	2,410	2,410	—	2,410	—
Investment securities available-for-sale	555,893	555,893	—	552,203	3,690
Investment securities held-to-maturity	436,962	443,379	—	443,379	—
Loans, net	4,950,008	5,058,352	—	5,516	5,052,836
FDIC indemnification asset	16,762	16,762	—	—	16,762
Receivable from FDIC	3,661	3,661	—	3,661	—
Other earning assets (1)	50,943	50,943	—	—	50,943
Gross asset value of derivatives	4	4	—	4	—
Total financial assets	$6,204,778	$6,319,539	$188,135	$1,007,173	$5,124,231
Financial Liabilities
Non-contractual deposits	$3,836,400	$3,836,400	$—	$—	$3,836,400
Contractual deposits	1,418,700	1,415,122	—	—	1,415,122
Federal Home Loan Bank advances	296,091	296,038	—	296,038	—
Short-term borrowings	23,407	23,407	—	23,407	—
Long-term borrowings	52,526	54,235	—	—	54,235
Subordinated debentures	87,155	97,913	—	—	97,913
Gross liability value of derivatives	26	26	—	26	—
Total financial liabilities	$5,714,305	$5,723,141	$—	$319,471	$5,403,670

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
14. Derivative and Hedging Activities
The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
During the three months ended March 31, 2015, the company entered into a LIBOR-based interest rate swap with the objective of limiting the variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR for a period of five years . This interest rate swap is designated as a cash flow hedge involving the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of the derivatives is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.
During the next twelve months, the Company estimates that an additional $0.9 million will be reclassified as an increase to interest income from amounts reported in accumulated comprehensive income. During the three months ended March 31, 2015, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The interest rate derivative contracts are not designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three months ended March 31, 2015, the Company recorded $5 thousand in non-interest income and $47 thousand in non-interest expense as a result of changes in fair value of derivatives. For the three months ended March 31, 2014, the company recorded $1.1 million in non-interest income and $0.9 million in non-interest expense as a result of changes in fair value of derivatives.
The Company’s derivative instrument contracts at fair value as well as their classification on the Company's balance sheet is presented below:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)			March 31, 2015		December 31, 2014
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Asset derivatives
Derivatives designated as hedging instruments
Interest rate swap	1	Other assets	$695	$70,000	$—	$—

Derivatives not designated as hedging instruments
Forward loan sales contracts	9	Other assets	8	2,454	4	1,640

Total asset derivatives			$703	$72,454	$4	$1,640

Liability derivatives
Derivatives designated as hedging instruments
Interest rate swap	—	Other liabilities	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Forward loan sales contracts	75	Other liabilities	73	15,478	26	7,578

Total liability derivatives			$73	$15,478	$26	$7,578
The table below present the effect off the Company's derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2015:

(Dollars in thousands)
Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$803	Interest income	$108	N/A	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2015:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets:
Interest rate swap	$695	$—	$695	$—	$560	$135
Total	$695	$—	$695	$—	$560	$135

Offsetting of derivative liabilities:
Interest rate swap	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain its status as a well capitalized institution, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.
As of March 31, 2015, the fair value of cash flow derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. These collateral levels are based on the credit rating of the counterparties.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank, NA’s technology and information systems. Additional factors that may cause actual results to differ materially from these forward looking statements, include but are not limited to, the risk factors described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2014. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our Consolidated Financial Statements and accompanying notes. For more information on our accounting policies and estimates, refer to the Company’s Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2015, and statements of income for the three months then ended.
The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. Throughout this discussion, we collectively refer to the above acquisitions as the “acquisitions” and we refer to loans originated or purchased by Capital Bank, N.A. as “new loans”.
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
Primary Factors Used to Evaluate Our Business
As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our Consolidated Balance Sheets and Statements of Income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our Consolidated Financial Statements and accompanying notes. For more information on our accounting policies and estimates, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Quarterly Summary
For the three months ended March 31, 2015, we had net income of $11.4 million, or $0.24 per diluted share. Net income remained consistent year over year, while net income per diluted share rose 9%. Results include the following non-core items: $2.4 million of restructuring charges related to facility closure activities and severance, $0.1 million of contingent value right (“CVR”) expense; $0.1 million of gains on sales of investment securities; and $0.1 million of stock-based compensation expense associated with original founders awards.
Operating and financial highlights for the quarter include the following:

•	New loans up 25% year over year;

•	Loan portfolio grew sequentially at a 6% annualized rate and up 12% year over year;

•	Deposits grew sequentially at an 8% annualized rate;

•	Legacy credit expenses declined 34% sequentially and 37% year over year;

•	Completed early redemption of legacy Southern Community CVR; and

•	Recorded $2.4 million in facility consolidation expenses and severance as part of cost-saving initiatives.

Results of Operations
Net Interest Income
Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks and investment securities. Other earning assets include Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock. Our interest-bearing liabilities include deposits, subordinated debentures, repurchase agreements and other short-term borrowings.
In the net interest margin and rate/volume analyses below, interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis. In the rate/volume analyses, average loan volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended March 31, 2015 compared to three months ended December 31, 2014
Net interest income for the three months ended March 31, 2015 declined by $1.6 million, or 3%, to $59.7 million from $61.4 million for the three months ended December 31, 2014. The sequential decline was due to the lower average yield on new loans, partially offset by increased loan balances. The net interest margin declined nine basis points to 3.96% from 4.05% and the net interest spread declined to 3.83% from 3.92%. Loan yields declined to 4.88% from 4.99% due to the lower average yield on our new loans in addition to the decline of our higher yielding legacy acquired loan portfolio as we continue to resolve legacy problem assets. New loans represent 74% of our total loan portfolio, up from 73% and 64% at December 31, 2014 and March 31, 2014, respectively. The average yield of acquired impaired loans outstanding at March 31, 2015 is 8.11%. During the quarter, we originated new loans of $316.5 million with an average yield of 3.67% compared to $457.3 million and 3.32% in the prior quarter. The cost of core and total deposits remained flat at 0.15% and 0.34%, respectively. Total funding cost also remained flat at 0.45% .

(Dollars in thousands)	Three Months Ended March 31, 2015			Three Months Ended December 31, 2014
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,044,763	$60,710	4.88%	$4,929,599	$62,053	4.99%
Investment securities	1,014,448	5,141	2.06%	1,025,016	5,386	2.08%
Interest-bearing deposits in other banks	58,654	33	0.23%	43,532	24	0.22%
Other earning assets	50,803	688	5.49%	47,601	659	5.49%
Total interest earning assets	6,168,668	$66,572	4.38%	6,045,748	$68,122	4.47%
Non-interest earning assets	685,654			703,376
Total assets	$6,854,322			$6,749,124
Interest bearing liabilities
Time deposits	$1,409,605	$2,999	0.86%	$1,434,775	$3,108	0.86%
Money market	914,385	554	0.25%	905,225	550	0.24%
Negotiable order of withdrawal	1,397,011	592	0.17%	1,351,295	591	0.17%
Savings	496,907	265	0.22%	508,979	279	0.22%
Total interest bearing deposits	4,217,908	4,410	0.42%	4,200,274	4,528	0.43%
Short-term borrowings and FHLB advances	319,901	182	0.23%	246,675	139	0.22%
Long-term borrowings	137,394	1,725	5.09%	136,876	1,732	5.02%
Total interest bearing liabilities	4,675,203	$6,317	0.55%	4,583,825	$6,399	0.55%
Non-interest bearing demand	1,066,401			1,047,135
Other liabilities	51,653			56,883
Shareholders’ equity	1,061,065			1,061,281
Total liabilities and shareholders’ equity	$6,854,322			$6,749,124
Net interest income and spread		$60,255	3.83%		$61,723	3.92%
Net interest margin			3.96%			4.05%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended March 31, 2015 Compared to Three Months Ended December 31, 2014 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans	$1,428	$(2,771)	$(1,343)
Investment securities	(55)	(190)	(245)
Interest-bearing deposits in other banks	8	1	9
Other earning assets	44	(15)	29
Total interest income	1,425	(2,975)	(1,550)
Interest expense
Time deposits	(54)	(55)	(109)
Money market	6	(2)	4
Negotiable order of withdrawal	20	(19)	1
Savings	(7)	(7)	(14)
Short-term borrowings and FHLB advances	42	1	43
Long-term borrowings	7	(14)	(7)
Total interest expense	14	(96)	(82)
Change in net interest income	$1,411	$(2,879)	$(1,468)

Three months ended March 31, 2015 compared to three months ended March 31, 2014
Net interest income for the three months ended March 31, 2015 declined by $2.7 million, or 4%, to $59.7 million from $62.5 million for the three months ended March 31, 2014. The year over year decline was due to the lower average yield on new loans, partially offset by increased loan balances and higher yields on investment securities. The net interest margin declined forty-five basis points to 3.96% from 4.41% and the net interest spread declined to 3.83% from 4.28%. Loan yields declined to 4.88% from 5.66% due to the lower average yield on new loans in addition to the decline of our higher yielding legacy acquired loan portfolio as we continue to resolve legacy problem assets. New loans represent 74% of our total loan portfolio, up from 64% at March 31, 2014. The average yield of acquired impaired loans outstanding at March 31, 2015 is 8.11%. During the quarter, we originated new loans of $316.5 million with an average yield of 3.67%. During the full year of 2014, we originated $1.6 billion with an average yield of 3.55%. Investment securities yields increased due to the deployment of excess liquidity in higher yielding investment securities and increased market values. The cost of core and total deposits remained flat at 0.15%, and 0.34%, respectively. Total funding cost also remained flat at 0.45%.

(Dollars in thousands)	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,044,763	$60,710	4.88%	$4,542,255	$63,404	5.66%
Investment securities	1,014,448	5,141	2.06%	1,141,231	4,801	1.71%
Interest-bearing deposits in other banks	58,654	33	0.23%	47,526	25	0.21%
Other earning assets	50,803	688	5.49%	43,123	581	5.46%
Total interest earning assets	6,168,668	66,572	4.38%	5,774,135	68,811	4.83%
Non-interest earning assets	685,654			779,933
Total assets	$6,854,322			$6,554,068
Interest bearing liabilities
Time deposits	$1,409,605	$2,999	0.86%	$1,413,731	$2,970	0.85%
Money market	914,385	554	0.25%	948,738	526	0.22%
Negotiable order of withdrawal	1,397,011	592	0.17%	1,313,700	538	0.17%
Savings	496,907	265	0.22%	532,823	282	0.21%
Total interest bearing deposits	4,217,908	4,410	0.42%	4,208,992	4,316	0.42%
Short-term borrowings and FHLB advances	319,901	182	0.23%	103,851	70	0.27%
Long-term borrowings	137,394	1,725	5.09%	135,317	1,704	5.11%
Total interest bearing liabilities	4,675,203	6,317	0.55%	4,448,160	6,090	0.56%
Non-interest bearing demand	1,066,401			942,006
Other liabilities	51,653			48,964
Shareholders’ equity	1,061,065			1,114,938
Total liabilities and shareholders’ equity	$6,854,322			$6,554,068
Net interest income and spread		$60,255	3.83%		$62,721	4.28%
Net interest margin			3.96%			4.41%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans	$6,584	$(9,278)	$(2,694)
Investment securities	(572)	912	340
Interest-bearing deposits in other banks	6	2	8
Other earning assets	104	3	107
Total interest income	6,122	(8,361)	(2,239)
Interest expense
Time deposits	(9)	38	29
Money market	(20)	48	28
Negotiable order of withdrawal	35	19	54
Savings	(19)	2	(17)
Short-term borrowings and FHLB advances	125	(13)	112
Long-term borrowings	26	(5)	21
Total interest expense	138	89	227
Change in net interest income	$5,984	$(8,450)	$(2,466)

Provision for Loan and Lease Losses
The following table presents the net reversal of provision for loan and lease losses for PCI and non-PCI Loans for the three months ended March 31, 2015 and 2014:

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Reversal of provision for loan and lease losses on PCI Loans	$(1,926)	$(2,488)
Provision for loan and lease losses on non-PCI Loans	1,085	2,464
Reversal of provision for Loan and Lease Losses	$(841)	$(24)
Three months ended March 31, 2015 compared to three months ended March 31, 2014
The net reversal of provision for loan and lease losses for the three months ended March 31, 2015 was $0.8 million compared to a net reversal of provision of $24 thousand for the three months ended March 31, 2014. The reversal of impairment associated with PCI Loans was due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs. Improvement in cash flows for covered and non-covered loans resulted in reversal of impairments of $0.3 million and $1.6 million, respectively. In the prior year, improvement in cash flows resulted in reversals of impairment of $2.9 million for non-covered loans, partially offset by additional impairment of $0.4 million for covered loans.
The table below illustrates the impact of our first quarter of 2015 estimates of expected cash flows on PCI Loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (2)	Weighted Average Note Rate	Weighted Average Life (Years)
Covered loan pools (1)	$9,194	6.09%	8.73%	$158,028	4.79%	2.60
Non-covered loans pools	17,736	5.59%	8.02%	1,142,056	4.85%	2.81
Total	$26,930	5.67%	8.11%	$1,300,084	4.84%	2.78

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

Non-interest Income
Three months ended March 31, 2015 compared to three months ended March 31, 2014.
Non-interest income declined $1.4 million, or 13%, to $9.9 million for the three months ended March 31, 2015 from $11.4 million for the three months ended March 31, 2014. The decline was mainly due to $0.7 million in lower service charges on deposits accounts as a result of a 21% decline in customer accounts in overdraft, a decline of $0.3 million on investment advisory commissions due to a 10% decline in investment products sold, and a decline of $0.5 million in OREO rental income reflecting the continued resolution of special assets. Partially offsetting the decline, fees on mortgage loans originated and sold increased $0.4 million, or 51%, as residential mortgages sold increased 33% year over year.
The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Service charges on deposit accounts	$4,705	$5,436
Debit card income	2,964	2,844
Fees on mortgage loans originated and sold	1,147	759
Investment advisory and trust fees	1,006	1,261
FDIC indemnification asset expense	(2,439)	(2,165)
Investment securities gains, net	90	174
OREO revenues	196	658
Earnings on bank owned life insurance policies	382	467
Wire transfer fees	201	178
Participated loan fees	483	255
Other income	1,185	1,502
Total non-interest income	$9,920	$11,369

Non-interest Expense
Three months ended March 31, 2015 compared to three months ended March 31, 2014.
Non-interest expense declined $2.6 million, or 5%, to $52.6 million for the three months ended March 31, 2015, from $55.2 million for the three months ended March 31, 2014. The decline was mainly due to a $2.8 million decline in the OREO valuation expense, foreclosed asset and loan workout expense components of our legacy credit expenses; a reflection of the continued resolution of special assets. Contributing to the improvement in non-interest expense was a $0.5 million reduction of occupancy costs from consolidating facilities, a $0.4 million decline in stock-based compensation expense and a $0.7 million decline in CVR expense due to the early redemption of the CVR associated with Southern Community.
Partially offsetting the decline, were $2.4 million of restructuring charges related to facility consolidation activities and severance, which included $1.8 million of facility write-downs, $0.5 million of lease termination costs and $0.1 million in other costs. Excluding the impact of the facility related charges, non-interest expense declined $5.0 million, or 9%, year over year. In addition, as a result of the facility closure activities, we have reclassified $5.2 million of premises and equipment as assets held for sale presented in other assets in our consolidated balance sheet.
Salaries and employee benefits remained relatively flat year over year with a slight increase in employee benefits as a result of rising healthcare costs.
OREO sales during the quarter resulted in $7.9 million in cash proceeds, including $7 thousand in net gains, reducing our OREO balance by 8.0% from December 31, 2014.
Other expense declined $0.6 million mainly due to a decline in miscellaneous expenses. Amortization of intangibles declined $0.3 million due to amortization run off of intangibles acquired with our legacy banks.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Salaries and employee benefits	$23,881	$23,498
Stock-based compensation expense	284	728
Net occupancy and equipment expense	8,129	8,599
Computer services	3,397	3,253
Software expense	2,142	1,868
Telecommunication expense	1,380	1,608
OREO valuation expense	1,390	3,573
Net gains on sales of OREO	(7)	(721)
Foreclosed asset related expense	674	1,459
Loan workout expense	623	1,177
Professional fees	1,734	2,004
Contingent value right expense	116	767
Regulatory assessments	1,695	1,629
Restructuring charges	2,341	—
Amortization of intangibles	920	1,214
Other expense	3,948	4,568
Total non-interest expense	$52,647	$55,224

Legacy credit expenses for the three months ended March 31, 2015 and 2014 are presented below:

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Reversal of provision on legacy loans	$(1,926)	$(2,488)
FDIC indemnification asset expense	2,439	2,165
OREO valuation expense	1,390	3,573
Net gains on sales of OREO	(7)	(721)
Foreclosed asset related expense	674	1,459
Loan workout expense	623	1,177
Salaries and employee benefits	832	1,270
Total legacy credit expenses	$4,025	$6,435

Our efficiency ratios for the three months ended March 31, 2015 and 2014 were 75.59% and 74.81% , respectively. Our core efficiency ratios for the three months ended March 31, 2015 and 2014 were 71.86% and 73.22%, respectively. The increase in the efficiency ratio was primarily due to the restructuring charges described above.
The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three months ended March 31, 2015 and 2014 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Net interest income	$59,729	$62,453
Reported non-interest income	9,920	11,369
Less: Securities gains	90	174
Core non-interest income	$9,830	$11,195

Reported non-interest expense	$52,647	$55,224
Less: Stock-based compensation	95	533
Contingent value right expense	116	767
Restructuring charges	2,341	—
Severance expense	111	—
Core non-interest expense	$49,984	$53,924
Efficiency ratio	75.59%	74.81%
Core efficiency ratio	71.86%	73.22%
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

Income Taxes
The provision for income taxes was $6.5 million and $7.2 million for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rates were 36% and 39% for these periods, respectively. The lower effective rate was mainly due to the favorable impact from higher tax exempt interest income and lower non-deductible CVR expense.
At March 31, 2015 and December 31, 2014, the Company had no amounts recorded for uncertain tax positions and no unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 12. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.

Financial Condition
Our assets totaled $7.0 billion at March 31, 2015 and $6.8 billion at December 31, 2014. Total loans increased $77.8 million to $5.1 billion at March 31, 2015 compared to $5.0 billion at December 31, 2014. The increase in total loans was due to $316.5 million of new loans, partially offset by $25.0 million in resolutions of problem loans and $213.7 million in net principal repayments. Investment securities increased by $32.1 million mainly due to investment purchases and an increase in market value during the first quarter of 2015. Total deposits were $5.4 billion at March 31, 2015 and $5.3 billion at December 31, 2014. Our core deposits increased by $99.0 million as a result of our continued focus in growing non-interest bearing checking accounts, which were up $81.7 million, or 13% annualized, and an increase of $26.0 million in money market balances. Core deposits represent 73.4% and 73.0% of total deposits at March 31, 2015 and December 31, 2014, respectively. Time deposits increased by $9.4 million as a result of increased lower-cost brokered time deposits, partially offset by continued planned shrinkage in high-

cost time deposits. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $523.6 million and $459.2 million at March 31, 2015 and December 31, 2014, respectively. The increase in borrowed funds was mainly due to a $60.0 million increase in short-term FHLB advances.
Shareholders’ equity was $1.1 billion at March 31, 2015 and December 31, 2014. During 2013, 2014 and 2015, the Company’s Board of Directors authorized stock repurchase plans of up to $300.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three months ended March 31, 2015, the Company repurchased $25.0 million, or 961,257 common shares at an average price of $25.99. As of March 31, 2015, the Company has repurchased a total of $198.2 million, or 9,046,956 common shares at an average price of $21.91 per share, and had $101.8 million of remaining availability for future share repurchases.
As a subsequent event, on April 1, 2015, the Company prepaid the subordinated promissory note with a fixed interest rate of 10.0% due March 18, 2020 assumed through the acquisition of CBKN. We recorded a $136 thousand gain on extinguishment of debt as a result of this prepayment. The note had a carrying value of $3.5 million as of March 31, 2015 and December 31, 2014, respectively.

Core return-on-assets (“core ROA”) is a non-GAAP measure which we believe provides management and investors with useful information to understand the effects of certain non-interest items and provides an alternative view of the Company’s performance over time and in comparison to the Company’s competitors. This non-GAAP measure has inherent limitations and is not required to be uniformly applied. It should not be considered in isolation or as a substitute for analysis of results reported under GAAP. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for non-interest expense. A reconciliation to the most directly comparable GAAP financial measure is shown in the table below:

(Dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Net Income	$11,389	$11,414
Adjustments
Non-interest income
Security gains	$(90)	$(174)
Non-interest expense
Stock-based compensation expense	95	533
Contingent value right expense	116	767
Severance expense	111	—
Restructuring charges	2,341	—
Tax effect of adjustments	(986)	(137)
Core Net Income	$12,976	$12,403

Average Assets	$6,854,322	$6,554,068
ROA	0.66%	0.70%
Core ROA	0.76%	0.76%

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

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	March 31, 2015		December 31, 2014		Sequential Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$823,763	16.2%	$798,556	16.0%	$25,207	3.2%
Other commercial construction and land	180,166	3.5%	200,755	4.0%	(20,589)	(10.3)%
Multifamily commercial real estate	88,980	1.8%	89,132	1.8%	(152)	(0.2)%
1-4 family residential construction and land	66,547	1.3%	68,658	1.4%	(2,111)	(3.1)%
Total commercial real estate	1,159,456	22.8%	1,157,101	23.2%	2,355	0.2%
Owner occupied commercial real estate	1,038,493	20.5%	1,046,736	20.9%	(8,243)	(0.8)%
Commercial and industrial	1,125,708	22.2%	1,073,791	21.5%	51,917	4.8%
Lease financing	1,834	—%	2,005	—%	(171)	(8.5)%
Total commercial	2,166,035	42.7%	2,122,532	42.4%	43,503	2.0%
1-4 family residential	928,832	18.3%	925,698	18.5%	3,134	0.3%
Home equity loans	379,946	7.5%	378,475	7.6%	1,471	0.4%
Other consumer loans	296,753	5.8%	272,453	5.4%	24,300	8.9%
Total consumer	1,605,531	31.6%	1,576,626	31.5%	28,905	1.8%
Other	146,987	2.9%	143,960	2.9%	3,027	2.1%
Total loans	$5,078,009	100.0%	$5,000,219	100.0%	$77,790	1.6%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	March 31, 2015
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$401,128	$56,303	$366,332	$823,763
Other commercial construction and land	67,723	144	112,299	180,166
Multifamily commercial real estate	49,598	11,004	28,378	88,980
1-4 family residential construction and land	60,822	—	5,725	66,547
Total commercial real estate	579,271	67,451	512,734	1,159,456
Owner occupied commercial real estate	744,802	37,107	256,584	1,038,493
Commercial and industrial	1,023,319	9,487	92,902	1,125,708
Lease financing	1,834	—	—	1,834
Total commercial	1,769,955	46,594	349,486	2,166,035
1-4 family residential	577,772	42,813	308,247	928,832
Home equity loans	114,890	178,110	86,946	379,946
Other consumer loans	287,488	4,403	4,862	296,753
Total consumer	980,150	225,326	400,055	1,605,531
Other	105,615	3,563	37,809	146,987
Total loans	$3,434,991	$342,934	$1,300,084	$5,078,009

(Dollars in thousands)	December 31, 2014
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$372,793	$58,552	$367,211	$798,556
Other commercial construction and land	66,817	161	133,777	200,755
Multifamily commercial real estate	47,765	12,327	29,040	89,132
1-4 family residential construction and land	58,046	—	10,612	68,658
Total commercial real estate	545,421	71,040	540,640	1,157,101
Owner occupied commercial real estate	745,728	38,122	262,886	1,046,736
Commercial and industrial	958,628	10,778	104,385	1,073,791
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,900	367,271	2,122,532
1-4 family residential	560,106	45,433	320,159	925,698
Home equity loans	103,644	183,270	91,561	378,475
Other consumer loans	261,935	4,647	5,871	272,453
Total consumer	925,685	233,350	417,591	1,576,626
Other	99,610	3,603	40,747	143,960
Total loans	$3,277,077	$356,893	$1,366,249	$5,000,219
During the three months ended March 31, 2015, our loan portfolio increased by $77.8 million as $316.5 million of new loans were partially offset by $25.0 million in resolutions of problem loans and $213.7 million in net principal repayments. New and acquired non-impaired loans now represent 74% of our total loan portfolio as compared to 73% at December 31, 2014.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 44% and 36%, respectively, of new loan production for the three months ended March 31, 2015. We expect that this production will be more balanced going forward, as we expect commercial real estate to comprise a larger proportion of new loan production.
The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Three Months Ended
	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$34,334	10.8%	$45,511	10.0%
Other commercial construction and land	16,185	5.1%	18,303	4.0%
Multifamily commercial real estate	2,298	0.7%	5,783	1.3%
1-4 family residential construction and land	12,760	4.0%	13,559	3.0%
Total commercial real estate	65,577	20.7%	83,156	18.2%
Owner occupied commercial real estate	34,455	10.9%	45,590	10.0%
Commercial and industrial	104,228	32.9%	187,672	41.0%
Lease financing	—	—%	—	—%
Total commercial	138,683	43.8%	233,262	51.0%
1-4 family residential	33,414	10.6%	42,052	9.2%
Home equity loans	17,538	5.5%	15,976	3.5%
Other consumer loans	52,095	16.5%	53,446	11.7%
Total consumer	103,047	32.6%	111,474	24.4%
Other	9,183	2.9%	29,369	6.4%
Total loans	$316,490	100.0%	$457,261	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, North Carolina, South Carolina and Tennessee accounted for 28.9%, 31.8%, 12.0% and 27.3%% of our new loans, respectively, for the three months ended March 31, 2015. Florida, North Carolina, South Carolina and Tennessee accounted for 29.3%, 29.9%, 11.9% and 28.9% of our new loans, respectively, for the three months ended December 31, 2014.

Asset Quality
Consistent with our strategy of operating with a sound risk profile, we focus on originating loans we believe to be of high quality, disposing of non-performing assets as rapidly as possible, and reducing the size of our legacy commercial real estate loan portfolio. To achieve these objectives, we underwrite new loans and manage existing loans in accordance with our underwriting standards under the direction of our Chief Credit Officer. Additionally, we have assigned senior credit officers to oversee the Florida, Tennessee and Carolinas markets, and we have established a special assets division to dispose of legacy problem loans and OREO.
We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank of the South where the FDIC reimburses us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans (expiring in the third quarter of 2015) and a ten-year period for residential loans (expiring in the third quarter of 2020). We refer to all other loans as “non-covered loans.” These are new loans we originate or purchase, loans acquired through the acquisitions of Capital Bank, TIB Bank, Green Bank and Southern Community Bank and Trust and certain loans of the Failed Banks that we acquired, which are not covered by any loss sharing agreement.

Covered Loans
As of March 31, 2015, covered loans were $188.4 million, representing 3.7% of our loan portfolio of which 0.1% were past due 30-89 days, 6.7% were greater than 90 days past due and still accruing/accreting and 0.3% were nonaccrual. As of December 31, 2014, covered loans were $197.6 million, representing 4.0% of our loan portfolio of which 0.2% were past due 30-89 days, 6.5% were greater than 90 days past due and still accruing/accreting and 0.3% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date.
As of March 31, 2015, covered loans and OREO subject to the commercial shared-loss agreements expiring on July 16, 2015, were $103.5 million and $14.3 million, respectively. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. Covered loans and OREO subject to the single family shared-loss agreements expiring on July 16, 2020, were $84.9 million and $0.7 million, respectively. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010.
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
Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through March 31, 2015, totaling $129.4 million, have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans
As of March 31, 2015, non-covered loans were $4.9 billion, representing 96.3% of our loan portfolio, of which 0.2% were past due 30-89 days, 2.1% were greater than 90 days past due and still accruing/accreting and 0.2% were nonaccrual. As of December 31, 2014, non-covered loans were $4.8 billion, representing 96.0% of our loan portfolio, of which 0.2% were past due 30-89 days, 2.3% were greater than 90 days past due and still accruing/accreting and 0.2% were nonaccrual.
As a percentage of the non-covered loans are acquired impaired loans, like our covered loans, these loans also had excessive commercial real estate concentrations, which had characterized our acquired loan portfolios. However, the credit quality of these loans is generally higher than that of the covered loans. In connection with the acquisitions, we applied acquisition accounting adjustments to the acquired non-covered loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.
Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	March 31, 2015				December 31, 2014
	Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accrual	Balance	% 30-89 Days Past Due	% Greater Than 90 Days Past Due and Still Accruing/ Accreting	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$30,520	—%	5.9%	—%	$33,778	—%	4.8%	—%
Other commercial construction and land	10,810	0.4%	44.5%	—%	10,379	—%	39.0%	—%
Multifamily commercial real estate	4,610	—%	—%	—%	4,663	—%	—%	—%
1-4 family residential construction and land	868	—%	—%	—%	870	—%	—%	—%
Total commercial real estate	46,808	0.1%	14.1%	—%	49,690	—%	11.4%	—%
Owner occupied commercial real estate	46,181	—%	2.4%	—%	47,827	—%	2.4%	—%
Commercial and industrial loans	6,892	0.1%	—%	0.9%	7,371	—%	0.9%	0.9%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	53,073	—%	2.1%	0.1%	55,198	—%	2.2%	0.1%
1-4 family residential	49,942	0.1%	7.3%	0.1%	51,903	0.2%	9.0%	0.1%
Home equity loans	37,642	0.4%	3.3%	1.1%	39,913	0.6%	3.3%	1.1%
Other consumer loans	106	—%	25.5%	—%	99	—%	27.3%	—%
Total consumer	87,690	0.2%	5.6%	0.5%	91,915	0.4%	6.5%	0.6%
Other	826	—%	—%	—%	844	—%	—%	—%
Total covered loans	$188,397	0.1%	6.7%	0.3%	$197,647	0.2%	6.5%	0.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$793,243	0.1%	1.7%	0.1%	$764,778	—%	2.0%	0.1%
Other commercial construction and land	169,356	0.2%	15.5%	0.2%	190,376	0.1%	12.9%	0.1%
Multifamily commercial real estate	84,370	0.6%	2.4%	—%	84,469	—%	2.3%	—%
1-4 family residential construction and land	65,679	0.2%	1.1%	—%	67,788	—%	1.3%	—%
Total commercial real estate	1,112,648	0.1%	3.8%	0.1%	1,107,411	—%	3.8%	0.1%
Owner occupied commercial real estate	992,312	0.1%	1.5%	0.4%	998,909	0.2%	1.5%	0.3%
Commercial and industrial loans	1,118,816	—%	2.0%	0.1%	1,066,420	—%	2.2%	0.2%
Lease financing	1,834	—%	—%	—%	2,005	—%	—%	—%
Total commercial	2,112,962	0.1%	1.7%	0.3%	2,067,334	0.1%	1.9%	0.2%
1-4 family residential	878,890	0.3%	2.2%	0.2%	873,795	0.2%	2.4%	0.1%
Home equity loans	342,304	0.4%	1.1%	0.4%	338,562	0.5%	1.1%	0.5%
Other consumer loans	296,647	1.0%	0.1%	0.3%	272,354	1.0%	0.1%	0.3%
Total consumer	1,517,841	0.5%	1.5%	0.3%	1,484,711	0.4%	1.7%	0.3%
Other	146,161	0.4%	0.6%	—%	143,116	0.1%	1.8%	—%
Total non-covered loans	$4,889,612	0.2%	2.1%	0.2%	$4,802,572	0.2%	2.3%	0.2%
Total loans	$5,078,009	0.2%	2.3%	0.2%	$5,000,219	0.2%	2.4%	0.2%

Of the loans past due greater than 90 days and still in accruing/accreting status as of March 31, 2015, $12.6 million (or approximately 10.91%) were covered by loss sharing agreements with the FDIC. Of the loans past due greater than 90 days and still in accruing/accreting status as of December 31, 2014, $12.9 million (or approximately 10.63%) were covered by loss sharing agreements with the FDIC. All of the covered and non-covered loans classified as delinquent 90 days or more accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of March 31, 2015 declined by $3.3 million, or 3%, to $127.3 million as compared to $130.6 million at December 31, 2014. The change in non-performing loans during the three months ended March 31, 2015 was attributable to $9.3 million in resolutions and $3.1 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $9.1 million of loans that became non-performing.
During the three months ended March 31, 2015, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 10.2% consisted of commercial real estate loans, and 60.1% consisted of residential loans.

The customer-owed principal balances and carrying amounts as of March 31, 2015 and December 31, 2014 are set forth in the tables below:

(Dollars in thousands)	March 31, 2015
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$75,115	$30,520	40.6%	$1,812	5.9%
Other commercial construction and land	71,090	10,810	15.2%	4,811	44.5%
Multifamily commercial real estate	10,685	4,610	43.1%	—	—%
1-4 family residential construction and land	3,170	868	27.4%	—	—%
Total commercial real estate	160,060	46,808	29.2%	6,623	14.1%
Owner occupied commercial real estate	59,827	46,181	77.2%	1,123	2.4%
Commercial and industrial loans	17,477	6,892	39.4%	65	0.9%
Lease financing	—	—	—%	—	—%
Total commercial	77,304	53,073	68.7%	1,188	2.2%
1-4 family residential	79,086	49,942	63.1%	3,687	7.4%
Home equity loans	54,046	37,642	69.6%	1,656	4.4%
Other consumer loans	229	106	46.3%	27	25.5%
Total consumer	133,361	87,690	65.8%	5,370	6.1%
Other	15,858	826	5.2%	—	—%
Total covered loans	$386,583	$188,397	48.7%	$13,181	7.0%
Non-covered Portfolio
Non-owner occupied commercial real estate	$879,377	$793,243	90.2%	$14,140	1.8%
Other commercial construction and land	434,634	169,356	39.0%	26,646	15.7%
Multifamily commercial real estate	93,044	84,370	90.7%	2,037	2.4%
1-4 family residential construction and land	97,977	65,679	67.0%	724	1.1%
Total commercial real estate	1,505,032	1,112,648	73.9%	43,547	3.9%
Owner occupied commercial real estate	1,061,023	992,312	93.5%	18,834	1.9%
Commercial and industrial loans	1,222,757	1,118,816	91.5%	23,722	2.1%
Lease financing	1,834	1,834	100.0%	—	—%
Total commercial	2,285,614	2,112,962	92.4%	42,556	2.0%
1-4 family residential	959,216	878,890	91.6%	20,788	2.4%
Home equity loans	394,414	342,304	86.8%	5,400	1.6%
Other consumer loans	311,872	296,647	95.1%	1,032	0.3%
Total consumer	1,665,502	1,517,841	91.1%	27,220	1.8%
Other	156,180	146,161	93.6%	843	0.6%
Total non-covered loans	$5,612,328	$4,889,612	87.1%	$114,166	2.3%
Total loans	$5,998,911	$5,078,009	84.6%	$127,347	2.5%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $198.2 million, or 51.3%, and $722.7 million or 12.9%, respectively.

(2)	Includes loans greater than 90 days past due.

(Dollars in thousands)	December 31, 2014
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$79,101	$33,778	42.7%	$1,636	4.8%
Other commercial construction and land	71,888	10,379	14.4%	4,043	30.9%
Multifamily commercial real estate	10,780	4,663	43.3%	—	—%
1-4 family residential construction and land	3,170	870	27.4%	—	—%
Total commercial real estate	164,939	49,690	30.1%	5,679	11.4%
Owner occupied commercial real estate	61,872	47,827	77.3%	1,131	2.4%
Commercial and industrial loans	17,493	7,371	42.1%	129	1.8%
Lease financing	—	—	—%	—	—%
Total commercial	79,365	55,198	69.5%	1,260	2.3%
1-4 family residential	81,325	51,903	63.8%	4,751	9.2%
Home equity loans	56,631	39,913	70.5%	1,743	4.4%
Other consumer loans	230	99	43.0%	27	27.3%
Total consumer	138,186	91,915	66.5%	6,521	7.1%
Other	15,952	844	5.3%	—	—%
Total covered loans	$398,442	$197,647	49.6%	$13,460	6.8%
Non-covered Portfolio
Non-owner occupied commercial real estate	$850,602	$764,778	89.9%	$15,477	2.0%
Other commercial construction and land	458,778	190,376	41.5%	24,835	13.0%
Multifamily commercial real estate	93,140	84,469	90.7%	1,924	2.3%
1-4 family residential construction and land	101,241	67,788	67.0%	873	1.3%
Total commercial real estate	1,503,761	1,107,411	73.6%	43,109	3.9%
Owner occupied commercial real estate	1,071,105	998,909	93.3%	17,713	1.8%
Commercial and industrial loans	1,170,378	1,066,420	91.1%	24,769	2.3%
Lease financing	2,005	2,005	100.0%	—	—%
Total commercial	2,243,488	2,067,334	92.1%	42,482	2.1%
1-4 family residential	953,159	873,795	91.7%	22,508	2.6%
Home equity loans	392,304	338,562	86.3%	5,372	1.6%
Other consumer loans	287,553	272,354	94.7%	1,083	0.4%
Total consumer	1,633,016	1,484,711	90.9%	28,963	2.0%
Other	151,642	143,116	94.4%	2,607	1.8%
Total non-covered loans	$5,531,907	$4,802,572	86.8%	$117,161	2.4%
Total loans	$5,930,349	$5,000,219	84.3%	$130,621	2.6%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $200.8 million, or 50.4%, and $729.3 million, or 13.2%, respectively.

(2)	Includes loans greater than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At March 31, 2015, the allowance for loan and lease losses was $48.2 million, of which $26.9 million was associated with PCI loans and $21.3 million related to new loans or acquired non-PCI loans. At March 31, 2015, the allowance for loan and lease losses represents 0.95% of our total $5.1 billion loan portfolio. At December 31, 2014, the allowance for loan and lease losses was $50.2 million, of which $28.9 million was associated with PCI loans and $21.3 million related to new loans or acquired non-PCI loans. At December 31, 2014, the allowance for loan and lease losses represented 1.0% of our total $5.0 billion loan portfolio.
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
Home equity loans, indirect auto loans, residential loans and consumer loans generally are not analyzed individually or separately identified for impairment disclosures. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors mentioned above. However, should such loans exceeding certain size thresholds exhibit signs of impairment, they may be individually evaluated for impairment.
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
Senior management and our Board of Directors review this calculation and the underlying assumptions on a routine basis, not less frequently than quarterly.
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
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three months ended March 31, 2015 and 2014 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2015
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	—	—	—
Other commercial construction and land	(8)	—	(8)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(8)	—	(8)
Owner occupied commercial real estate	(112)	—	(112)
Commercial and industrial loans	(54)	—	(54)
Lease financing	—	—	—
Total commercial	(166)	—	(166)
1-4 family residential	(215)	—	(215)
Home equity loans	(160)	—	(160)
Other consumer loans	(867)	—	(867)
Total consumer	(1,242)	—	(1,242)
Other	(483)	—	(483)
Total charge-offs	(1,899)	—	(1,899)
Recoveries:
Non-owner occupied commercial real estate	3	—	3
Other commercial construction and land	169	—	169
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	1	—	1
Total commercial real estate	173	—	173
Owner occupied commercial real estate	—	—	—
Commercial and industrial loans	151	—	151
Lease financing	—	—	—
Total commercial	151	—	151
1-4 family residential	4	—	4
Home equity loans	92	—	92
Other consumer loans	134	—	134
Total consumer	230	—	230
Other	200	—	200
Total recoveries	754	—	754
Net charge-offs	(1,145)	—	(1,145)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	32	(167)	(135)
Other commercial construction and land	(204)	437	233
Multifamily commercial real estate	(4)	(25)	(29)
1-4 family residential construction and land	(29)	(54)	(83)
Total commercial real estate	(205)	191	(14)
Owner occupied commercial real estate	300	(117)	183
Commercial and industrial loans	(213)	(169)	(382)
Lease financing	1	(1)	—
Total commercial	88	(287)	(199)
1-4 family residential	107	(1,817)	(1,710)
Home equity loans	55	(13)	42
Other consumer loans	747	6	753
Total consumer	909	(1,824)	(915)
Other	293	(6)	287
Total provision (reversal) for loan and lease losses	1,085	(1,926)	(841)
Allowance for loan and lease losses at the end of the period	$21,295	$26,930	$48,225

(Dollars in thousands)	March 31, 2014
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	—	—	—
Other commercial construction and land	(208)	—	(208)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	(3)	—	(3)
Total commercial real estate	(211)	—	(211)
Owner occupied commercial real estate	(136)	—	(136)
Commercial and industrial loans	(55)	—	(55)
Lease financing	—	—	—
Total commercial	(191)	—	(191)
1-4 family residential	(21)	—	(21)
Home equity loans	(129)	—	(129)
Other consumer loans	(807)	—	(807)
Total consumer	(957)	—	(957)
Other	(597)	—	(597)
Total charge-offs	(1,956)	—	(1,956)
Recoveries:
Non-owner occupied commercial real estate	13	—	13
Other commercial construction and land	8	—	8
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	2	—	2
Total commercial real estate	23	—	23
Owner occupied commercial real estate	23	—	23
Commercial and industrial loans	132	—	132
Lease financing	—	—	—
Total commercial	155	—	155
1-4 family residential	3	—	3
Home equity loans	81	—	81
Other consumer loans	168	—	168
Total consumer	252	—	252
Other	305	—	305
Total recoveries	735	—	735
Net charge-offs	(1,221)	—	(1,221)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	22	(841)	(819)
Other commercial construction and land	500	375	875
Multifamily commercial real estate	(11)	94	83
1-4 family residential construction and land	(34)	36	2
Total commercial real estate	477	(336)	141
Owner occupied commercial real estate	222	(1,029)	(807)
Commercial and industrial loans	35	(224)	(189)
Lease financing	(1)	(1)	(2)
Total commercial	256	(1,254)	(998)
1-4 family residential	254	(1,577)	(1,323)
Home equity loans	141	913	1,054
Other consumer loans	1,188	(168)	1,020
Total consumer	1,583	(832)	751
Other	148	(66)	82
Total provision (reversal) for loan and lease losses	2,464	(2,488)	(24)
Allowance for loan and lease losses at the end of the period	$20,194	$35,412	$55,606

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015			December 31, 2014
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$457,431	$1,598	0.3%	$431,345	$1,563	0.4%
Other commercial construction and land	67,867	1,369	2.0%	66,978	1,411	2.1%
Multifamily commercial real estate	60,602	122	0.2%	60,092	126	0.2%
1-4 family residential construction and land	60,822	710	1.2%	58,046	739	1.3%
Total commercial real estate	646,722	3,799	0.6%	616,461	3,839	0.6%
Owner occupied commercial real estate	781,909	2,317	0.3%	783,850	2,129	0.3%
Commercial and industrial	1,032,806	7,627	0.7%	969,406	7,742	0.8%
Lease financing	1,834	—	—%	2,005	—	—%
Total commercial	1,816,549	9,944	0.5%	1,755,261	9,871	0.6%
1-4 family residential	608,182	2,736	0.4%	600,023	2,840	0.5%
Home equity loans	293,000	626	0.2%	286,914	639	0.2%
Other consumer loans	291,891	3,844	1.3%	266,582	3,830	1.4%
Total consumer	1,193,073	7,206	0.6%	1,153,519	7,309	0.6%
Other	109,178	346	0.3%	103,213	336	0.3%
Total loans	$3,765,522	$21,295	0.6%	$3,628,454	$21,355	0.6%

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

The following table summarizes criticized and classified loans at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015 (1)			December 31, 2014 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$9,603	$81,499	$91,102	$9,076	$91,895	$100,971
Other commercial construction and land	7,774	51,225	58,999	6,912	52,278	59,190
Multifamily commercial real estate	770	4,503	5,273	811	4,760	5,571
1-4 family residential construction and land	868	4,613	5,481	870	3,011	3,881
Total commercial real estate	19,015	141,840	160,855	17,669	151,944	169,613
Owner occupied commercial real estate	17,115	49,401	66,516	16,679	53,738	70,417
Commercial and industrial	3,624	34,130	37,754	3,748	36,631	40,379
Lease financing	—	—	—	—	—	—
Total commercial	20,739	83,531	104,270	20,427	90,369	110,796
1-4 family residential	8,188	40,327	48,515	8,785	43,379	52,164
Home equity loans	1,986	8,126	10,112	2,073	8,356	10,429
Other consumer loans	27	1,061	1,088	27	1,127	1,154
Total consumer	10,201	49,514	59,715	10,885	52,862	63,747
Other	826	2,487	3,313	844	4,226	5,070
Total loans	$50,781	$277,372	$328,153	$49,825	$299,401	$349,226
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $21.1 million during the three months ended March 31, 2015 as a result of $3.1 million in transfers to other real estate owned and $29.6 million of pay downs, charge offs and upgrades. Loan downgrades of $11.6 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of March 31, 2015, there were 29 loans individually evaluated for impairment and 21 deemed impaired with a related allowance for loan and lease losses of $337 thousand. At December 31, 2014, there were 22 loans individually evaluated for impairment and 14 deemed impaired with a related allowance for loan and lease losses of $43 thousand.
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

Non-Performing Assets
Non-performing assets include accruing/accreting loans delinquent 90 days or more, and non-accrual loans, repossessed personal property and other real estate. Non-PCI loans are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when such assets are 90 days past due. Non-performing assets were as follows:

(Dollars in thousands)	March 31, 2015			December 31, 2014
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$539	$10,943	$11,482	$578	$8,906	$9,484
Accruing/accreting loans delinquent 90 days or more	12,642	103,223	115,865	12,882	108,255	121,137
Total non-performing loans	13,181	114,166	127,347	13,460	117,161	130,621
Repossessed personal property	—	301	301	—	150	150
Other real estate owned	15,043	56,410	71,453	15,714	61,912	77,626
Total non-performing assets	$28,224	$170,877	$199,101	$29,174	$179,223	$208,397
Allowance for loan and lease losses	$9,362	$38,863	$48,225	$9,794	$40,417	$50,211
Non-performing assets as a percent of total assets	0.40%	2.45%	2.85%	0.43%	2.62%	3.05%
Non-performing loans as a percent of total loans	0.26%	2.25%	2.51%	0.27%	2.34%	2.61%
Allowance for loan and lease losses as a percent of non-performing loans	71.03%	34.04%	37.87%	72.76%	34.50%	38.44%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans			0.57%			0.59%
At March 31, 2015 and December 31, 2014, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 4. Loans in our Consolidated Financial Statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at March 31, 2015 declined by $9.3 million to $199.1 million compared to $208.4 million at December 31, 2014. The change in non-performing assets was attributable to the net decline in non-performing loans and other real estate owned of $3.3 million and $6.2 million, respectively. The net decline in non-performing loans was due to $9.3 million in resolutions and $3.1 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $9.1 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $7.9 million, partially offset by acquisitions as noted above.
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
Trading securities totaled $2.9 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively.

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following tables set forth our investment securities as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$22,588	$22,484	3.9%	2.45%	11.52
Mortgage-backed securities—residential issued by government sponsored entities	542,624	549,572	95.5%	1.92%	4.13
Industrial revenue bonds	3,409	3,537	0.6%	2.24%	0.24
Total	$568,621	$575,593	100.0%	1.94%	4.40
Held-to-Maturity
U.S. Government agencies	$13,709	$14,004	3.1%	2.84%	5.35
Corporate bonds	30,071	30,342	6.6%	5.06%	4.58
State and political subdivisions—tax exempt	11,922	12,438	2.7%	3.25%	4.38
State and political subdivisions—taxable	535	564	0.1%	3.90%	3.65
Mortgage-backed securities—residential issued by government sponsored entities	392,725	400,591	87.5%	2.40%	4.25
Total	$448,962	$457,939	100.0%	2.62%	4.31

(Dollars in thousands)	December 31, 2014
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$552,203	99.3%	1.87%	4.02
Industrial revenue bonds	3,580	3,690	0.7%	2.24%	0.24
Total	$554,488	$555,893	100.0%	1.87%	3.99
Held-to-maturity
U.S. Government agencies	$13,989	$14,219	3.2%	2.85%	5.37
Corporate bonds	25,000	25,163	5.7%	5.17%	4.97
State and political subdivisions—tax exempt	13,008	13,436	3.0%	3.24%	4.18
State and political subdivisions—taxable	537	563	0.1%	3.89%	3.90
Mortgage-backed securities—residential issued by government sponsored entities	384,428	389,998	88.0%	2.38%	4.09
Total	$436,962	$443,379	100.0%	2.58%	4.18

Contractual maturities of investment securities at March 31, 2015 and December 31, 2014 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
March 31, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$22,484	2.45%	$—	—%	$22,484	2.45%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	549,572	1.92%	549,572	1.92%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,537	2.24%	—	—%	3,537	2.24%
Total	$—	—%	$—	—%	$—	—%	$26,021	2.42%	$549,572	1.92%	$575,593	1.94%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$13,709	2.84%	$—	—%	$13,709	2.84%
Corporate bonds	—	—%	15,071	4.75%	15,000	5.37%	—	—%	—	—%	30,071	5.06%
State and political subdivisions—tax exempt	203	0.77%	1,196	2.62%	10,523	3.36%	—	—%	—	—%	11,922	3.25%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	535	3.90%	—	—%	535	3.90%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	392,725	2.40%	392,725	2.40%
Total	$203	0.77%	$16,267	4.59%	$25,523	4.53%	$14,244	2.88%	$392,725	2.40%	$448,962	2.62%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Mortgage-backed securities—residential issued by government sponsored entities	$—	—%	$—	—%	$—	—%	$—	—%	$552,203	1.87%	$552,203	1.87%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,690	2.24%	—	—%	3,690	2.24%
Total	$—	—%	$—	—%	$—	—%	$3,690	2.24%	$552,203	1.87%	$555,893	1.87%
Held-to-maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$13,989	2.85%	$—	—%	$13,989	2.85%
Corporate bonds	—	—%	10,000	4.87%	15,000	5.37%					25,000	5.17%
State and political subdivisions—tax exempt	205	0.77%	814	2.04%	11,374	3.33%	615	3.95%	—	—%	13,008	3.24%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	537	3.89%	—	—%	537	3.89%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	384,428	2.38%	384,428	2.38%
Total	$205	0.77%	$10,814	4.66%	$26,374	4.48%	$15,141	2.93%	$384,428	2.38%	$436,962	2.58%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at March 31, 2015 or December 31, 2014.

Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of March 31, 2015, our core deposits, which we define as demand deposits, savings and money market accounts, increased by $99.0 million as compared to December 31, 2014. Net new checking and money market accounts growth contributed to the increase in core deposits during the three months ended March 31, 2015, as we are building our deposit base around service-oriented customer relationships. The average contractual rate on core deposits decreased to 0.13% during three months ended March 31, 2015, from 0.14% at December 31, 2014.
Time deposit balances increased by $9.4 million during three months ended March 31, 2015. At March 31, 2015, our wholesale time deposits increased by $13.3 million as compared to December 31, 2014, providing a lower cost source of funding than higher rate legacy time deposits. The $3.9 million decreased in retail time deposit accounts was primarily a result of planned shrinkage in these high-cost legacy time deposits. The average contractual rate on time deposits decreased to 1.00% from 1.01% at December 31, 2014. The total cost of deposits remained flat at 0.34% during the three months ended March 31, 2015.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015			December 31, 2014			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand	$1,114,423	20.8%	—%	$1,054,128	20.1%	—%	$60,295	5.7%
Negotiable order of withdrawal	1,405,390	26.2%	0.14%	1,383,990	26.3%	0.15%	21,400	1.5%
Savings	491,394	9.2%	0.21%	500,028	9.5%	0.22%	(8,634)	(1.7)%
Money market	924,228	17.2%	0.24%	898,254	17.1%	0.23%	25,974	2.9%
Total core deposits	3,935,435	73.4%	0.13%	3,836,400	73.0%	0.14%	99,035	2.6%
Customer time deposits	1,152,735	21.5%	1.07%	1,156,597	22.0%	1.10%	(3,862)	(0.3)%
Wholesale time deposits	275,386	5.1%	0.68%	262,103	5.0%	0.59%	13,283	5.1%
Total time deposits	1,428,121	26.6%	1.00%	1,418,700	27.0%	1.01%	9,421	0.7%
Total deposits	$5,363,556	100.0%	0.36%	$5,255,100	100.0%	0.37%	$108,456	2.1%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2015		December 31, 2014
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest-bearing demand	$1,066,401	—%	$1,047,135	—%
Interest-bearing
Negotiable order of withdrawal	1,397,011	0.17%	1,351,295	0.17%
Savings	496,907	0.22%	508,979	0.22%
Money market	914,385	0.25%	905,225	0.24%
Time deposits (1)	1,409,605	0.86%	1,434,775	0.86%
Total deposits	$5,284,309	0.34%	$5,247,409	0.34%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by maturity and deposit amount:

(Dollars in thousands)	March 31, 2015
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of Less than $100K	Total
Three or less	$123,550	$148,948	$272,498
Over three to six	72,065	132,299	204,364
Over six to twelve	99,484	152,070	251,554
Over twelve	296,322	403,383	699,705
Total deposits	$591,421	$836,700	$1,428,121

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
As of March 31, 2015 and December 31, 2014, we had 13.22% and 13.63% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.
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

(Dollars in thousands)
	March 31, 2015	December 31, 2014
Total shareholders' equity	$1,054,349	$1,063,574
Less: goodwill and intangible assets	(152,465)	(153,419)
Tangible common equity	$901,884	$910,155
Total assets	$6,976,736	$6,831,410
Less: goodwill and intangible assets	(152,465)	(153,419)
Tangible assets	$6,824,271	$6,677,991
Tangible common equity ratio	13.22%	13.63%
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of March 31, 2015, we had a Tier 1 leverage ratio of 14.4%, which provided us with $295.2 million in excess capital relative to the 10% Tier 1 leverage ratio required for the Bank under the OCC Operating Agreement and $428.9 million in excess capital relative to our longer-term target of 8%. As of March 31, 2015, Capital Bank, N.A. had a 10.9% Tier 1 leverage ratio, a 13.0% common equity Tier 1 risk-based ratio, a 13.0% Tier 1 risk-based ratio and a 14.0% total risk-based capital ratio.
As of December 31, 2014, we had a Tier 1 leverage ratio of 14.3%, which provided us with $279.7 million in excess capital relative to the 10% Tier 1 leverage ratio required for the Bank under the OCC Operating Agreement and $410.4 million in excess capital relative to our longer-term target of 8%. As of December 31, 2014, Capital Bank, N.A. had a 13.5% Tier 1 leverage ratio, a 17.0% Tier 1 risk-based ratio and an 18.1% total risk-based capital ratio.
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
The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of March 31, 2015 and December 31, 2014 are presented in the following tables:

(Dollars in thousands)			Actual
	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2015	December 31, 2014
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	14.4%	14.3%
Capital Bank, N.A.	≥ 5.0%	≥ 4.0%	10.9%	13.5%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	16.0%	N/A
Capital Bank, N.A.	≥ 6.5%	≥ 4.5%	13.0%	N/A
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	17.3%	18.0%
Capital Bank, N.A.	≥ 8.0%	≥ 6.0%	13.0%	17.0%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	18.2%	19.1%
Capital Bank, N.A.	≥ 10.0%	≥ 8.0%	14.0%	18.1%

	Actual
(Dollars in thousands)	March 31, 2015	December 31, 2014
CBF Consolidated
Tier 1 Capital	$963,616	$933,335
Excess Tier 1 Capital:
vs. 10% regulatory requirement	295,177	279,723
vs. 8% target	428,865	410,446
Capital Bank, N.A.
Tier 1 Capital	724,780	881,395
Excess Tier 1 Capital:
vs. 10% regulatory requirement	59,266	229,295
vs. 8% target	192,369	359,715

In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule establishes an integrated regulatory capital framework and introduces the “Standardized Approach” for risk weighted assets, which replaces the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, the date we became subject to the new rules.
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of March 31, 2015, our capital buffer would be 5.98%; exceeding the 2.5% 2019 requirement.
The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).
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
As of March 31, 2015 and December 31, 2014, cash and liquid securities totaled 18.2% and 17.3.% of assets, respectively, providing us with $220.9 million and $158.7 million, respectively, of excess liquidity relative to our planning target. As of March 31, 2015 and December 31, 2014, the ratio of wholesale to total funding was 14.7% and 13.6%, respectively, which is below our planning target of 15%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At March 31, 2015 and December 31, 2014, there were $356.0 million and $296.1 million, respectively, in FHLB advances outstanding. In addition, we had $25.4 million and $25.7 million in letters of credit outstanding as of March 31, 2015 and December 31, 2014, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $204.1 million and $247.7 million, respectively.
We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.

As of March 31, 2015 and December 31, 2014, our holding company had cash of approximately $210.2 million and $54.8 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The increase in cash was due to the $199.4 million dividend to the Company by its subsidiary Capital Bank N.A., which was paid on January 30, 2015, upon Board and regulatory approval, partially offset by $25.0 million of share buybacks. We may use this dividend for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars and shares in thousands, except per share amounts)
	March 31, 2015	December 31, 2014
Total shareholders' equity	$1,054,349	$1,063,574
Less: goodwill and intangible assets, net of taxes	(145,622)	(146,168)
Tangible book value	$908,727	$917,406
Common shares outstanding	46,632	47,593
Book value per share	$22.61	$22.35
Tangible book value per share	$19.49	$19.28

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At March 31, 2015, approximately 53% of the loan portfolio was variable rate and, of the remaining fixed rate loans, the vast majority had terms of five years or less. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At March 31, 2015, securities accounted for 15% of assets, and the effective duration of the portfolio was 3.7 years with limited extension risk to 3.9 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At March 31, 2015, core deposits accounted for 73% of total deposits, and checking balances accounted for 64% of core deposits.
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
Based upon the current interest rate environment, as of March 31, 2015, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$24,944	10.5%	$81,821	8.2%
200	17,060	7.2%	62,440	6.2%
100	8,292	3.5%	35,560	3.5%
—	—	—%	—	—%
(25)	(2,016)	(0.9)%	(10,785)	(1.1)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps and cash flow hedges. As of March 31, 2015, we were in compliance with all of the limits and policies established by our Board of Directors for rising rate scenarios. The model indicated the maximum negative impact to net interest income in year two of a 25 basis point parallel falling interest rate scenario was marginally out of compliance as of March 31, 2015 at negative 1.8% (as compared to an imputed proportional limit of negative 1.5%). We believe the Company is more asset sensitive than the median bank based on a recent regulatory study published by the OCC. We continuously evaluate all balance sheet strategies to optimize the Company’s interest rate risk position and plan to take prudent and deliberate actions which we anticipate will moderate our asset sensitivity and move the Company back into compliance with the limits and policies established by our Board of Directors. As a component of these strategies, the Company entered into a $70.0 million notional receive-fixed interest rate swap during the first quarter of 2015.
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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.

ITEM 1A: RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSERT
RAPIMAG
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31	—	$—	—	$26,810,259
February 1-28	937,271	25.98	937,271	2,449,448
March 1-31	23,986	26.51	23,986	101,813,600
Total	961,257	$25.99	961,257	$101,813,600
During 2013 and 2014, the Company’s Board of Directors authorized stock repurchase plans of up to $200.0 million. On March 12, 2015 the Company’s Board of Directors authorized an additional repurchase of up to $100.0 million under the program. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three months ended March 31, 2015, the Company repurchased $25.0 million, or 961,257 common shares at an average price of $25.99 per share.
As of March 31, 2015, the Company has repurchased a total of $198.2 million or 9,046,956 common shares at an average price of $21.91 per share, and had $101.8 million of remaining availability for future share repurchases.

ITEM 3: DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

Exhibit Number	Description

31.1	Chief Executive Officer's certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer's certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer's certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer's certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANK FINANCIAL CORP.

Date:	April 28, 2015	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	April 28, 2015	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)