Form 10-Q
period 2015-06-30
Capital Bank Financial Corp.
filed 2015-07-31
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

Class A Voting Common Stock, $0.01 Par Value	29,886,155
Class B Non-Voting Common Stock, $0.01 Par Value	16,553,429
Class	Outstanding as of July 27, 2015

CAPITAL BANK FINANCIAL CORP.
FORM 10-Q
For the quarter ended June 30, 2015

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$93,637	$106,193
Interest-bearing deposits in other banks	107,649	81,942
Total cash and cash equivalents	201,286	188,135
Trading securities	2,898	2,410
Investment securities available-for-sale at fair value (amortized cost $600,053 and $554,488, respectively)	600,138	555,893
Investment securities held-to-maturity at amortized cost (fair value $431,764 and $443,379, respectively)	426,427	436,962
Loans held for sale	7,127	5,516
Loans, net of deferred loan costs and fees	5,199,287	4,994,703
Less: Allowance for loan and lease losses	48,063	50,211
Loans, net	5,151,224	4,944,492
Other real estate owned	63,737	77,626
FDIC indemnification asset	11,764	16,762
Receivable from FDIC	2,652	3,661
Premises and equipment, net	163,070	173,176
Goodwill	134,522	134,522
Intangible assets, net	16,995	18,897
Deferred income tax asset, net	117,151	129,624
Other assets	155,510	143,734
Total Assets	$7,054,501	$6,831,410
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,132,085	$1,054,128
Interest bearing demand	1,367,123	1,383,990
Money market	991,520	898,254
Savings	479,885	500,028
Time deposits	1,521,810	1,418,700
Total deposits	5,492,423	5,255,100
Federal Home Loan Bank advances	355,995	296,091
Short-term borrowings	18,466	23,407
Long-term borrowings	84,688	139,681
Accrued expenses and other liabilities	43,583	53,557
Total liabilities	5,995,155	5,767,836

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 37,160 issued and 29,886 outstanding and 36,936 issued and 30,150 outstanding, respectively.	372	370
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,327 issued and 16,554 outstanding and 18,743 issued and 17,443 outstanding, respectively.	183	187
Additional paid in capital	1,078,740	1,081,628
Retained earnings	182,782	158,403
Accumulated other comprehensive loss	(4,545)	(3,824)
Treasury stock, at cost, 9,047 and 8,086 shares, respectively	(198,186)	(173,190)
Total shareholders’ equity	1,059,346	1,063,574
Total Liabilities and Shareholders’ Equity	$7,054,501	$6,831,410
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest and dividend income
Loans, including fees	$61,400	$61,667	$121,659	$124,886
Investment securities:
Taxable interest income	5,089	4,393	10,002	8,940
Tax-exempt interest income	126	155	266	311
Dividends	14	15	27	30
Interest-bearing deposits in other banks	36	38	69	63
Other earning assets	646	578	1,334	1,159
Total interest and dividend income	67,311	66,846	133,357	135,389
Interest expense
Deposits	4,838	4,245	9,248	8,561
Long-term borrowings	1,645	1,719	3,370	3,423
Federal Home Loan Bank advances	134	41	309	102
Other borrowings	9	10	16	19
Total interest expense	6,626	6,015	12,943	12,105
Net Interest Income	60,685	60,831	120,414	123,284
Provision for loan and lease losses	1,299	1,404	458	1,380
Net interest income after provision for loan and lease losses	59,386	59,427	119,956	121,904
Non-Interest Income
Service charges on deposit accounts	5,189	5,672	9,894	11,108
Debit card income	3,176	3,103	6,140	5,947
Fees on mortgage loans originated and sold	1,278	1,123	2,425	1,882
Investment advisory and trust fees	1,125	910	2,131	2,171
FDIC indemnification asset expense	(2,499)	(2,064)	(4,938)	(4,229)
Investment securities gains (losses), net	231	(28)	321	146
Other-than-temporary impairment loss on investments:
Gross impairment loss	(288)	—	(288)	—
Less: Impairment recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	(288)	—	(288)	—
Other income	2,151	3,171	4,598	6,231
Total non-interest income	10,363	11,887	20,283	23,256
Non-Interest Expense
Salaries and employee benefits	21,881	23,449	45,762	46,947
Stock-based compensation expense	108	1,020	392	1,748
Net occupancy and equipment expense	7,754	8,723	15,883	17,322
Computer services	3,343	3,389	6,740	6,642
Software expense	2,082	1,940	4,224	3,808
Telecommunication expense	1,367	1,628	2,747	3,236
OREO valuation expense	1,710	3,022	3,100	6,595
Net gains on sales of OREO	(957)	(3,192)	(964)	(3,913)
Foreclosed asset related expense	600	991	1,274	2,450

Loan workout expense	795	1,117	1,418	2,294
Professional fees	1,723	2,038	3,457	4,042
Losses on extinguishment of debt	1,438	—	1,438	—
Contingent value right expense	4	327	120	1,094
Regulatory assessments	1,831	1,648	3,526	3,277
Restructuring charges, net	178	—	2,519	—
Other expense	5,645	5,173	10,513	10,955
Total non-interest expense	49,502	51,273	102,149	106,497
Income before income taxes	20,247	20,041	38,090	38,663
Income tax expense	7,257	7,616	13,711	14,824
Net income	$12,990	$12,425	$24,379	$23,839

Earnings per share:
Basic	$0.28	$0.25	$0.53	$0.48
Diluted	$0.28	$0.25	$0.51	$0.47

Weighted average shares outstanding:
Basic	45,913	49,090	46,102	49,800
Diluted	47,220	50,261	47,427	51,092
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income	$12,990	$12,425	$24,379	$23,839
Other comprehensive (loss) income before tax:
Unrealized holding (losses) gains on investment securities available-for-sale	(6,624)	4,286	(1,007)	6,674
Reclassification adjustment for gains realized in net income on securities available-for-sale	(262)	(26)	(313)	(322)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	391	367	754	705
Unrealized holding losses on cash flow hedges	(835)	—	(32)	—
Reclassification adjustments for net gains included in net income on cash flow hedges	(459)	—	(567)	—
Other comprehensive (loss) income, before tax:	(7,789)	4,627	(1,165)	7,057
Tax effect	2,970	(1,797)	444	(2,741)
Other comprehensive (loss) income, net of tax:	(4,819)	2,830	(721)	4,316
Comprehensive income	$8,171	$15,255	$23,658	$28,155
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2014	30,150	$370	17,443	$187	$1,081,628	$158,403	$(3,824)	$(173,190)	$1,063,574
Net income	—	—	—	—	—	24,379	—	—	24,379
Other comprehensive loss, net of tax benefit of $444	—	—	—	—	—	—	(721)	—	(721)
Stock-based compensation	—	—	—	—	392	—	—	—	392
Excess tax benefit from share-based payment	—	—	—	—	2,179	—	—	—	2,179
Restricted stock cancelled	(192)	(2)	—	—	(5,459)	—	—	—	(5,461)
Purchase of treasury stock	(487)	—	(474)	—	—	—	—	(24,996)	(24,996)
Conversion of shares	415	4	(415)	(4)	—	—	—	—	—
Balance, June 30, 2015	29,886	$372	16,554	$183	$1,078,740	$182,782	$(4,545)	$(198,186)	$1,059,346

Balance, December 31, 2013	33,051	$362	19,047	$196	$1,082,235	$107,485	$(7,528)	$(69,962)	$1,112,788
Net income	—	—	—	—	—	23,839	—	—	23,839
Other comprehensive income, net of tax expense of $2,741	—	—	—	—	—	—	4,316	—	4,316
Stock-based compensation	—	—	—	—	1,748	—	—	—	1,748
Full value stock awards	11	—	—	—	—	—	—	—	—
Excess tax benefit from share-based payment	—	—	—	—	1,603	—	—	—	1,603
Restricted stock cancelled	(192)	(1)	—	—	(4,851)	—	—	—	(4,852)
Purchase of treasury stock	(2,567)	—	(200)	—	—	—	—	(65,884)	(65,884)
Conversion of shares	622	6	(622)	(6)	—	—	—	—	—
Balance, June 30, 2014	30,925	$367	18,225	$190	$1,080,735	$131,324	$(3,212)	$(135,846)	$1,073,558

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$24,379	$23,839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchased credit impaired loans	(49,892)	(64,183)
Depreciation and amortization	9,031	9,664
Impairment of premises and equipment	1,525	—
Provision for loan and lease losses	458	1,380
Deferred income tax	12,917	13,054
Net amortization of investment securities premium/discount	3,293	4,272
Other than temporary impairment of investment	288	—
Net realized gains on sales of investment securities	(321)	(146)
Stock-based compensation expense	392	1,748
Net gains on sales of OREO	(964)	(3,913)
OREO valuation expense	3,100	6,595
Other	2	21
Net deferred loan origination fees	(3,837)	(3,022)
Losses on extinguishment of debt	1,438	—
Mortgage loans originated for sale	(92,276)	(68,141)
Proceeds from sales of mortgage loans originated for sale	93,090	68,109
Fees on mortgage loans originated and sold	(2,425)	(1,882)
FDIC indemnification asset expense	4,938	4,229
Gains on sales/disposals of premises and equipment	(335)	(44)
Net proceeds from FDIC loss share agreements	1,128	7,327
Change in other assets	(5,260)	(3,364)
Change in accrued expenses and other liabilities	1,260	(8,919)
Net cash provided by (used in) operating activities	1,929	(13,376)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(137,382)	(108,257)
Purchases of investment securities held-to-maturity	(29,912)	(44,143)
Proceeds from sale of investment securities available-for-sale	52,179	150,328
Repayments of principal and maturities of investment securities available-for-sale	36,850	51,660
Repayments of principal and maturities of investment securities held-to-maturity	40,529	33,804
Net purchases of FHLB and FRB stock	(1,995)	(498)
Redemption of contingent value right	(17,162)	—
Net increase in loans	(160,518)	(121,816)
Purchases of premises and equipment	(3,154)	(4,503)
Proceeds from sales of premises and equipment	698	115
Proceeds from sales of OREO	18,810	48,295
Net cash (used in) provided by investing activities	(201,057)	4,985

Cash flows from financing activities
Net increase in demand, money market and savings accounts	134,213	64,163
Net increase (decrease) in time deposits	103,110	(87,769)
Net (decrease) increase in federal funds purchased and securities sold under agreement to repurchase	(6,308)	7,963
Prepayment of long-term repurchase agreements	(52,295)	—
Net increase (decrease) in short-term FHLB advances	60,000	(55,000)
Net (decrease) increase in long-term FHLB advances	(95)	119,907
Prepayment of subordinated debt	(3,529)	—
Excess tax benefit from share-based payment	2,179	1,603
Purchases of treasury stock	(24,996)	(65,884)
Net cash provided by (used in) financing activities	212,279	(15,017)
Net increase (decrease) in cash and cash equivalents	13,151	(23,408)
Cash and cash equivalents at beginning of period	188,135	164,441
Cash and cash equivalents at end of period	$201,286	$141,033

Supplemental disclosures of cash:
Interest paid	$10,787	$10,556
Cash collections of contractual interest on purchased credit impaired loans	31,324	44,245
Income taxes paid	1,242	705
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers	$7,058	$17,864
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
Nature of Operations and Principles of Consolidation
Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in late 2009 in Delaware and headquartered in Florida whose business is conducted primarily through Capital Bank, National Association (“Capital Bank, NA” or the “Bank”). The Company was incorporated with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. CBF has raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of its common stock. Since inception, CBF has acquired seven depository institutions, including the assets and certain deposits from failed banks. CBF has a total of 153 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia. Through its branches CBF offers a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
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
In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures”. ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of ASU 2014-11 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted average number of shares outstanding:
Basic	45,913	49,090	46,102	49,800
Dilutive effect of options outstanding	800	527	743	486
Dilutive effect of unvested restricted shares	507	644	582	806
Diluted	47,220	50,261	47,427	51,092
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Anti-dilutive stock options	9	14	9	14
Anti-dilutive unvested restricted shares	—	—	—	—

3. Investment Securities
Trading securities totaled $2.9 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014, are presented below:

(Dollars in thousands)	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$22,682	$960	$—	$23,642
Mortgage-backed securities—residential issued by government sponsored entities	573,962	2,415	3,384	572,993
Industrial revenue bonds	3,409	94	—	3,503
Total	$600,053	$3,469	$3,384	$600,138
Held-to-Maturity
U.S. Government agencies	$13,450	$208	$—	$13,658
Corporate bonds	30,067	244	30	30,281
State and political subdivisions—tax exempt	10,869	382	—	11,251
State and political subdivisions—taxable	533	18	—	551
Mortgage-backed securities—residential issued by government sponsored entities	371,508	4,955	440	376,023
Total	$426,427	$5,807	$470	$431,764

(Dollars in thousands)	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$3,127	$1,832	$552,203
Industrial revenue bonds	3,580	110	—	3,690
Total	$554,488	$3,237	$1,832	$555,893
Held-to-Maturity
U.S. Government agencies	$13,989	$230	$—	$14,219
Corporate bonds	25,000	163	—	25,163
State and political subdivisions—tax exempt	13,008	431	3	13,436
State and political subdivisions—taxable	537	26	—	563
Mortgage-backed securities—residential issued by government sponsored entities	384,428	5,626	56	389,998
Total	$436,962	$6,476	$59	$443,379

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Proceeds from sales of securities were $31.9 million and $52.2 million for the three and six months ended June 30, 2015, respectively. Gross gains of $0.3 million and $0.3 million were realized on sales of these investments during the three and six months ended June 30, 2015, respectively.
Proceeds from sales of securities were $149.5 million and $150.3 million for the three and six months ended June 30, 2014, respectively. Gross gains of $0.8 million and gross losses of $0.8 million were realized on sales of these investments during the three months ended June 30, 2014. Gross gains of $1.1 million and gross losses of $0.8 million were realized on sales of these investments during the six months ended June 30, 2014.
The estimated fair value of investment securities at June 30, 2015, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	June 30, 2015
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	—	—	—%
Due after ten years	26,091	27,145	2.44%
Mortgage-backed securities—residential issued by government sponsored entities	573,962	572,993	1.94%
Total	$600,053	$600,138	1.96%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$3	$3	1.10%
Due after one year through five years	16,265	16,333	4.59%
Due after five years through ten years	24,668	25,196	4.58%
Due after ten years	13,983	14,209	2.88%
Mortgage-backed securities—residential issued by government sponsored entities	371,508	376,023	2.34%
Total	$426,427	$431,764	2.22%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2015	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$282,383	$2,933	$20,766	$451	$303,149	$3,384
Total	$282,383	$2,933	$20,766	$451	$303,149	$3,384
Held-to-Maturity
U.S. government agencies	$—	$—	$13,658	$422	$13,658	$422
Corporate bonds	5,037	30	—	—	5,037	30
Mortgage-backed securities—residential issued by government sponsored entities	115,555	1,310	144,088	2,919	259,643	4,229
Total	$120,592	$1,340	$157,746	$3,341	$278,338	$4,681

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Total	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Held-to-Maturity
U.S Government agencies	$—	$—	$14,219	$445	$14,219	$445
Mortgage-backed securities—residential issued by government sponsored entities	47,696	476	204,112	3,710	251,808	4,186
Total	$47,696	$476	$218,331	$4,155	$266,027	$4,631
As of June 30, 2015, the Company’s security portfolio consisted of 129 securities, 32 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and variable-rate corporate securities.
All of the mortgage-backed securities at June 30, 2015 and December 31, 2014 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015 or December 31, 2014.
Investment securities having carrying values of approximately $347.3 million and $339.0 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

4. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Non-owner occupied commercial real estate	$834,351	$798,556
Other commercial construction and land	182,283	200,755
Multifamily commercial real estate	76,754	89,132
1-4 family residential construction and land	78,572	68,658
Total commercial real estate	1,171,960	1,157,101
Owner occupied commercial real estate	1,030,111	1,046,736
Commercial and industrial	1,181,451	1,073,791
Lease financing	1,661	2,005
Total commercial	2,213,223	2,122,532
1-4 family residential	959,224	925,698
Home equity loans	375,271	378,475
Other consumer loans	341,590	272,453
Total consumer	1,676,085	1,576,626
Other	145,146	143,960
Total loans	$5,206,414	$5,000,219

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Total loans include $7.1 million and $5.5 million of 1-4 family residential loans held for sale and $14.0 million and $10.1 million of net deferred loan origination costs and fees as of June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015, other loans include $43.9 million, $81.1 million and $1.8 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2014, other loans include $41.3 million, $76.9 million and $1.7 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
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
As of June 30, 2015, covered loans and OREO subject to the commercial shared-loss agreements expiring during the quarter ending September 30, 2015, were $91.9 million and $8.0 million, respectively. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. Covered loans and OREO subject to the single family shared-loss agreements expiring during the quarter ending September 30, 2020, were $84.3 million and $0.4 million, respectively. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010.
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

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Accretable Yield
Balance at beginning of period	$246,109	$346,995	$292,633	$383,775
Accretion of income	(25,052)	(31,021)	(49,892)	(64,183)
Reclassification from nonaccretable difference	19,111	29,229	45,628	35,896
Other	(7,718)	(15,782)	(55,919)	(26,067)
Balance at end of period	$232,450	$329,421	$232,450	$329,421

Nonaccretable difference, balance at the end of the period	$190,771	$232,776	$190,771	$232,776

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
Non-covered Loans
The following is a summary of the major categories of non-covered loans outstanding as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Non-PCI Loans
June 30, 2015	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$431,689	$56,370	$318,206	$806,265
Other commercial construction and land	74,556	217	96,649	171,422
Multifamily commercial real estate	41,943	6,873	23,372	72,188
1-4 family residential construction and land	75,749	—	2,823	78,572
Total commercial real estate	623,937	63,460	441,050	1,128,447
Owner occupied commercial real estate	750,869	39,653	197,410	987,932
Commercial and industrial loans	1,081,441	8,517	85,325	1,175,283
Lease financing	1,661	—	—	1,661
Total commercial	1,833,971	48,170	282,735	2,164,876
1-4 family residential	632,566	37,927	240,590	911,083
Home equity loans	125,256	140,834	73,644	339,734
Other consumer loans	333,147	4,148	4,130	341,425
Total consumer	1,090,969	182,909	318,364	1,592,242
Other	106,473	2,418	35,755	144,646
Total loans	$3,655,350	$296,957	$1,077,904	$5,030,211

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$372,793	$58,552	$333,433	$764,778
Other commercial construction and land	66,817	161	123,398	190,376
Multifamily commercial real estate	47,765	12,327	24,377	84,469
1-4 family residential construction and land	58,046	—	9,742	67,788
Total commercial real estate	545,421	71,040	490,950	1,107,411
Owner occupied commercial real estate	745,728	38,122	215,059	998,909
Commercial and industrial loans	958,628	10,564	97,228	1,066,420
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,686	312,287	2,067,334
1-4 family residential	560,106	43,921	269,768	873,795
Home equity loans	103,644	152,797	82,121	338,562
Other consumer loans	261,935	4,647	5,772	272,354
Total consumer	925,685	201,365	357,661	1,484,711
Other	99,610	3,603	39,903	143,116
Total loans	$3,277,077	$324,694	$1,200,801	$4,802,572
Covered Loans
The following is a summary of the major categories of covered loans outstanding as of June 30, 2015, and December 31, 2014:

(Dollars in thousands)	Non-PCI Loans
June 30, 2015	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$28,086	$28,086
Other commercial construction and land	—	—	10,861	10,861
Multifamily commercial real estate	—	—	4,566	4,566
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	43,513	43,513
Owner occupied commercial real estate	—	—	42,179	42,179
Commercial and industrial loans	—	211	5,957	6,168
Lease financing	—	—	—	—
Total commercial	—	211	48,136	48,347
1-4 family residential	—	1,989	46,152	48,141
Home equity loans	—	27,084	8,453	35,537
Other consumer loans	—	—	165	165
Total consumer	—	29,073	54,770	83,843
Other	—	—	500	500
Total loans	$—	$29,284	$146,919	$176,203

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$33,778	$33,778
Other commercial construction and land	—	—	10,379	10,379
Multifamily commercial real estate	—	—	4,663	4,663
1-4 family residential construction and land	—	—	870	870
Total commercial real estate	—	—	49,690	49,690
Owner occupied commercial real estate	—	—	47,827	47,827
Commercial and industrial loans	—	214	7,157	7,371
Lease financing	—	—	—	—
Total commercial	—	214	54,984	55,198
1-4 family residential	—	1,512	50,391	51,903
Home equity loans	—	30,473	9,440	39,913
Other consumer loans	—	—	99	99
Total consumer	—	31,985	59,930	91,915
Other	—	—	844	844
Total loans	$—	$32,199	$165,448	$197,647

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of June 30, 2015:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$463	$—	$—	$—	$140	$—	$603
Other commercial construction and land	10	—	—	—	331	—	341
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	473	—	—	—	471	—	944
Owner occupied commercial real estate	1,724	—	—	—	3,736	—	5,460
Commercial and industrial loans	42	—	—	—	1,481	66	1,589
Lease financing	—	—	—	—	—	—	—
Total commercial	1,766	—	—	—	5,217	66	7,049
1-4 family residential	123	—	—	—	1,380	40	1,543
Home equity loans	835	—	—	—	1,387	306	2,528
Other consumer loans	2,603	—	—	—	940	—	3,543
Total consumer	3,561	—	—	—	3,707	346	7,614
Other	—	—	—	—	—	—	—
Total loans	$5,800	$—	$—	$—	$9,395	$412	$15,607

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$2,072	$101	$2,185	$298	$—	$—	$4,656
Other commercial construction and land	1,053	3	3,414	235	—	—	4,705
Multifamily commercial real estate	—	—	406	—	—	—	406
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	3,125	104	6,005	533	—	—	9,767
Owner occupied commercial real estate	550	515	4,751	698	—	—	6,514
Commercial and industrial loans	1,414	10	1,363	11	—	—	2,798
Lease financing	—	—	—	—	—	—	—
Total commercial	1,964	525	6,114	709	—	—	9,312
1-4 family residential	2,266	232	3,618	1,001	—	—	7,117
Home equity loans	1,322	69	609	424	—	—	2,424
Other consumer loans	146	—	25	—	—	—	171
Total consumer	3,734	301	4,252	1,425	—	—	9,712
Other	55	—	43	—	—	—	98
Total loans	$8,878	$930	$16,414	$2,667	$—	$—	$28,889
The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2014:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$534	$—	$534
Other commercial construction and land	31	—	—	—	233	—	264
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	31	—	—	—	767	—	798
Owner occupied commercial real estate	744	—	—	—	2,524	—	3,268
Commercial and industrial loans	70	—	—	—	1,654	66	1,790
Lease financing	—	—	—	—	—	—	—
Total commercial	814	—	—	—	4,178	66	5,058
1-4 family residential	357	—	—	—	1,284	69	1,710
Home equity loans	627	225	—	—	1,758	443	3,053
Other consumer loans	2,508	—	—	—	909	—	3,417
Total consumer	3,492	225	—	—	3,951	512	8,180
Other	30	—	—	—	10	—	40
Total loans	$4,367	$225	$—	$—	$8,906	$578	$14,076

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$1,314	$—	$4,036	$1,636	$—	$—	$6,986
Other commercial construction and land	2,789	—	9,928	2,696	—	—	15,413
Multifamily commercial real estate	249	—	1,392	—	—	—	1,641
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	4,352	—	15,356	4,332	—	—	24,040
Owner occupied commercial real estate	2,531	—	3,957	1,029	—	—	7,517
Commercial and industrial loans	240	—	4,485	92	—	—	4,817
Lease financing	—	—	—	—	—	—	—
Total commercial	2,771	—	8,442	1,121	—	—	12,334
1-4 family residential	3,480	352	5,251	2,010	—	—	11,093
Home equity loans	1,524	335	788	780	—	—	3,427
Other consumer loans	152	—	26	27	—	—	205
Total consumer	5,156	687	6,065	2,817	—	—	14,725
Other	2,012	—	—	—	—	—	2,012
Total loans	$14,291	$687	$29,863	$8,270	$—	$—	$53,111
* Pooled PCI loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans, excluding PCI loans by internal rating at June 30, 2015:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$485,104	$1,180	$1,635	$140	$—	$488,059
Other commercial construction and land	74,369	46	27	331	—	74,773
Multifamily commercial real estate	48,816	—	—	—	—	48,816
1-4 family residential construction and land	72,881	419	2,449	—	—	75,749
Total commercial real estate	681,170	1,645	4,111	471	—	687,397
Owner occupied commercial real estate	773,935	9,097	3,754	3,736	—	790,522
Commercial and industrial loans	1,072,482	12,332	3,808	1,547	—	1,090,169
Lease financing	1,661	—	—	—	—	1,661
Total commercial	1,848,078	21,429	7,562	5,283	—	1,882,352
1-4 family residential	668,621	256	2,185	1,420	—	672,482
Home equity loans	289,552	57	1,872	1,693	—	293,174
Other consumer loans	336,355	—	—	940	—	337,295
Total consumer	1,294,528	313	4,057	4,053	—	1,302,951
Other	108,439	452	—	—	—	108,891
Total loans	$3,932,215	$23,839	$15,730	$9,807	$—	$3,981,591

The following table summarizes loans, excluding PCI loans by internal rating at December 31, 2014:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$429,126	$835	$850	$534	$—	$431,345
Other commercial construction and land	66,667	47	31	233	—	66,978
Multifamily commercial real estate	60,092	—	—	—	—	60,092
1-4 family residential construction and land	56,551	—	1,495	—	—	58,046
Total commercial real estate	612,436	882	2,376	767	—	616,461
Owner occupied commercial real estate	766,822	6,687	7,817	2,524	—	783,850
Commercial and industrial loans	963,273	2,235	2,178	1,720	—	969,406
Lease financing	2,005	—	—	—	—	2,005
Total commercial	1,732,100	8,922	9,995	4,244	—	1,755,261
1-4 family residential	601,738	283	2,165	1,353	—	605,539
Home equity loans	282,597	59	2,057	2,201	—	286,914
Other consumer loans	265,673	—	—	909	—	266,582
Total consumer	1,150,008	342	4,222	4,463	—	1,159,035
Other	102,730	473	—	10	—	103,213
Total loans	$3,597,274	$10,619	$16,593	$9,484	$—	$3,633,970

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

5. Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of period	$48,225	$55,606	$50,211	$56,851
Reversal of provision for loan losses for PCI loans	(524)	(940)	(2,450)	(3,428)
PCI loans charged-off	(162)	—	(162)	—
Provision for loan losses for non-PCI loans	1,823	2,344	2,908	4,808
Non-PCI loans charged-off	(2,010)	(2,176)	(3,909)	(4,132)
Recoveries of non-PCI loans previously charged-off	711	473	1,465	1,208
Balance, end of period	$48,063	$55,307	$48,063	$55,307

The following tables present the roll forward of the allowance for loan and lease losses for the three and six months ended June 30, 2015 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2015	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	June 30, 2015
Non-owner occupied commercial real estate	$1,890	$2,012	$63	$3,965
Other commercial construction and land	12,575	(2,158)	5	10,422
Multifamily commercial real estate	223	(22)	—	201
1-4 family residential construction and land	1,020	334	2	1,356
Total commercial real estate	15,708	166	70	15,944
Owner occupied commercial real estate	2,575	279	(95)	2,759
Commercial and industrial loans	9,217	35	203	9,455
Lease financing	—	—	—	—
Total commercial	11,792	314	108	12,214
1-4 family residential	13,530	(504)	(57)	12,969
Home equity loans	2,789	61	(197)	2,653
Other consumer loans	4,142	918	(983)	4,077
Total consumer	20,461	475	(1,237)	19,699
Other	264	344	(402)	206
Total loans	$48,225	$1,299	$(1,461)	$48,063

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2014	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	June 30, 2015
Non-owner occupied commercial real estate	$2,022	$1,877	$66	$3,965
Other commercial construction and land	12,181	(1,925)	166	10,422
Multifamily commercial real estate	252	(51)	—	201
1-4 family residential construction and land	1,102	251	3	1,356
Total commercial real estate	15,557	152	235	15,944
Owner occupied commercial real estate	2,504	462	(207)	2,759
Commercial and industrial loans	9,502	(347)	300	9,455
Lease financing	—	—	—	—
Total commercial	12,006	115	93	12,214
1-4 family residential	15,451	(2,214)	(268)	12,969
Home equity loans	2,815	103	(265)	2,653
Other consumer loans	4,122	1,671	(1,716)	4,077
Total consumer	22,388	(440)	(2,249)	19,699
Other	260	631	(685)	206
Total loans	$50,211	$458	$(2,606)	$48,063

The following tables present the roll forward of the allowance for loan and lease losses for the three and six months ended June 30, 2014 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2014	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	June 30, 2014
Non-owner occupied commercial real estate	$3,829	$785	$(127)	$4,487
Other commercial construction and land	8,892	2,605	5	11,502
Multifamily commercial real estate	403	77	—	480
1-4 family residential construction and land	1,559	69	3	1,631
Total commercial real estate	14,683	3,536	(119)	18,100
Owner occupied commercial real estate	3,530	(206)	(7)	3,317
Commercial and industrial loans	8,198	519	(72)	8,645
Lease financing	1	—	—	1
Total commercial	11,729	313	(79)	11,963
1-4 family residential	20,383	(3,169)	(76)	17,138
Home equity loans	4,875	(153)	(432)	4,290
Other consumer loans	3,063	1,003	(635)	3,431
Total consumer	28,321	(2,319)	(1,143)	24,859
Other	873	(126)	(362)	385
Total loans	$55,606	$1,404	$(1,703)	$55,307

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2013	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	June 30, 2014
Non-owner occupied commercial real estate	$4,635	$(34)	$(114)	$4,487
Other commercial construction and land	8,217	3,480	(195)	11,502
Multifamily commercial real estate	320	160	—	480
1-4 family residential construction and land	1,558	71	2	1,631
Total commercial real estate	14,730	3,677	(307)	18,100
Owner occupied commercial real estate	4,450	(1,013)	(120)	3,317
Commercial and industrial loans	8,310	330	5	8,645
Lease financing	3	(2)	—	1
Total commercial	12,763	(685)	(115)	11,963
1-4 family residential	21,724	(4,492)	(94)	17,138
Home equity loans	3,869	901	(480)	4,290
Other consumer loans	2,682	2,023	(1,274)	3,431
Total consumer	28,275	(1,568)	(1,848)	24,859
Other	1,083	(44)	(654)	385
Total loans	$56,851	$1,380	$(2,924)	$55,307

The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and six months ended June 30, 2015 and 2014, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30, 2015			June 30, 2014
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,295	$26,930	$48,225	$20,194	$35,412	$55,606
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(204)	—	(204)
Other commercial construction and land	—	—	—	1	—	1
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	1	—	1
Total commercial real estate	—	—	—	(202)	—	(202)
Owner occupied commercial real estate	(95)	—	(95)	(8)	—	(8)
Commercial and industrial loans	(41)	—	(41)	(106)	—	(106)
Lease financing	—	—	—	—	—	—
Total commercial	(136)	—	(136)	(114)	—	(114)
1-4 family residential	(80)	—	(80)	(80)	—	(80)
Home equity loans	(247)	—	(247)	(465)	—	(465)
Other consumer loans	(969)	(162)	(1,131)	(781)	—	(781)
Total consumer	(1,296)	(162)	(1,458)	(1,326)	—	(1,326)
Other	(578)	—	(578)	(534)	—	(534)
Total charge-offs	(2,010)	(162)	(2,172)	(2,176)	—	(2,176)
Recoveries:
Non-owner occupied commercial real estate	63	—	63	77	—	77
Other commercial construction and land	5	—	5	4	—	4
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	70	—	70	83	—	83
Owner occupied commercial real estate	—	—	—	1	—	1
Commercial and industrial loans	244	—	244	34	—	34
Lease financing	—	—	—	—	—	—
Total commercial	244	—	244	35	—	35
1-4 family residential	23	—	23	4	—	4
Home equity loans	50	—	50	33	—	33
Other consumer loans	148	—	148	146	—	146
Total consumer	221	—	221	183	—	183
Other	176	—	176	172	—	172
Total recoveries	711	—	711	473	—	473
Net charge-offs	(1,299)	(162)	(1,461)	(1,703)	—	(1,703)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(47)	2,059	2,012	159	626	785
Other commercial construction and land	66	(2,224)	(2,158)	(1)	2,606	2,605
Multifamily commercial real estate	(20)	(2)	(22)	(13)	90	77
1-4 family residential construction and land	144	190	334	(36)	105	69
Total commercial real estate	143	23	166	109	3,427	3,536
Owner occupied commercial real estate	294	(15)	279	(183)	(23)	(206)
Commercial and industrial loans	(134)	169	35	347	172	519
Lease financing	—	—	—	(1)	1	—
Total commercial	160	154	314	163	150	313
1-4 family residential	25	(529)	(504)	303	(3,472)	(3,169)
Home equity loans	229	(168)	61	473	(626)	(153)
Other consumer loans	942	(24)	918	899	104	1,003
Total consumer	1,196	(721)	475	1,675	(3,994)	(2,319)
Other	324	20	344	397	(523)	(126)
Total provision (reversal) for loan and lease losses	1,823	(524)	1,299	2,344	(940)	1,404
Allowance for loan and lease losses at the end of the period	$21,819	$26,244	$48,063	$20,835	$34,472	$55,307

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30, 2015			June 30, 2014
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	(8)	—	(8)	(204)	—	(204)
Other commercial construction and land	—	—	—	(207)	—	(207)
Multifamily commercial real estate	—	—	—	(2)	—	(2)
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(8)	—	(8)	(413)	—	(413)
Owner occupied commercial real estate	(207)	—	(207)	(144)	—	(144)
Commercial and industrial loans	(95)	—	(95)	(161)	—	(161)
Lease financing	—	—	—	—	—	—
Total commercial	(302)	—	(302)	(305)	—	(305)
1-4 family residential	(295)	—	(295)	(101)	—	(101)
Home equity loans	(407)	—	(407)	(594)	—	(594)
Other consumer loans	(1,836)	(162)	(1,998)	(1,588)	—	(1,588)
Total consumer	(2,538)	(162)	(2,700)	(2,283)	—	(2,283)
Other	(1,061)	—	(1,061)	(1,131)	—	(1,131)
Total charge-offs	(3,909)	(162)	(4,071)	(4,132)	—	(4,132)
Recoveries:
Non-owner occupied commercial real estate	66	—	66	90	—	90
Other commercial construction and land	174	—	174	12	—	12
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	3	—	3	4	—	4
Total commercial real estate	243	—	243	106	—	106
Owner occupied commercial real estate	—	—	—	24	—	24
Commercial and industrial loans	395	—	395	166	—	166
Lease financing	—	—	—	—	—	—
Total commercial	395	—	395	190	—	190
1-4 family residential	27	—	27	7	—	7
Home equity loans	142	—	142	114	—	114
Other consumer loans	282	—	282	314	—	314
Total consumer	451	—	451	435	—	435
Other	376	—	376	477	—	477
Total recoveries	1,465	—	1,465	1,208	—	1,208
Net charge-offs	(2,444)	(162)	(2,606)	(2,924)	—	(2,924)
Provision (reversal) for loan losses:
Non-owner occupied commercial real estate	(15)	1,892	1,877	181	(215)	(34)
Other commercial construction and land	(138)	(1,787)	(1,925)	499	2,981	3,480
Multifamily commercial real estate	(24)	(27)	(51)	(24)	184	160
1-4 family residential construction and land	115	136	251	(70)	141	71
Total commercial real estate	(62)	214	152	586	3,091	3,677
Owner occupied commercial real estate	594	(132)	462	39	(1,052)	(1,013)
Commercial and industrial loans	(347)	—	(347)	382	(52)	330
Lease financing	1	(1)	—	(2)	—	(2)
Total commercial	248	(133)	115	419	(1,104)	(685)
1-4 family residential	132	(2,346)	(2,214)	557	(5,049)	(4,492)
Home equity loans	284	(181)	103	614	287	901
Other consumer loans	1,689	(18)	1,671	2,087	(64)	2,023
Total consumer	2,105	(2,545)	(440)	3,258	(4,826)	(1,568)
Other	617	14	631	545	(589)	(44)
Total provision (reversal) for loan losses	2,908	(2,450)	458	4,808	(3,428)	1,380
Allowance for loan losses at the end of the period	$21,819	$26,244	$48,063	$20,835	$34,472	$55,307

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of June 30, 2015:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$2	$1,612	$2,351	$463	$487,596	$346,292
Other commercial construction and land	—	1,440	8,982	—	74,773	107,510
Multifamily commercial real estate	—	102	99	—	48,816	27,938
1-4 family residential construction and land	—	856	500	—	75,749	2,823
Total commercial real estate	2	4,010	11,932	463	686,934	484,563
Owner occupied commercial real estate	517	1,999	243	5,855	784,667	239,589
Commercial and industrial loans	—	7,696	1,759	1,996	1,088,173	91,282
Lease financing	—	—	—	—	1,661	—
Total commercial	517	9,695	2,002	7,851	1,874,501	330,871
1-4 family residential	5	2,699	10,265	73	665,282	286,742
Home equity loans	14	643	1,996	204	292,970	82,097
Other consumer loans	9	3,957	111	198	337,097	4,295
Total consumer	28	7,299	12,372	475	1,295,349	373,134
Other	—	268	(62)	—	108,891	36,255
Total loans	$547	$21,272	$26,244	$8,789	$3,965,675	$1,224,823

(1)	Loans collectively evaluated for impairment include $326.0 million of acquired loans which are presented net of unamortized purchase discounts of $9.7 million.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the three and six months ended June 30, 2015 and 2014, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s Consolidated Financial Statements or on the determination of the allowance for loan and lease losses at June 30, 2015 and 2014. The Company had loans modified in TDRs with recorded investments of $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively. The Company had loans modified in TDRs with recorded investments of $3.1 million and $3.4 million for the three and six months ended June 30, 2014, respectively.

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
The loss sharing agreements consist of three (one for each Failed Bank) single-family shared-loss agreements and three (one for each Failed Bank) commercial and other loans shared-loss agreements. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010 for single-family residential loans. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. As of June 30, 2015, covered loans and OREO subject to the commercial shared-loss agreements that expire during the quarter ending September 30, 2015, were $91.9 million and $8.0 million, respectively.
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)

Balance, December 31, 2014	$16,762
Indemnification asset income	129
Amortization of indemnification asset	(5,067)
Cash received on reimbursable losses	(60)
Balance, June 30, 2015	$11,764

Balance, December 31, 2013	$33,610
Indemnification asset income	423
Amortization of indemnification asset	(4,652)
Cash received on reimbursable losses	(3,852)
Balance, June 30, 2014	$25,529

7. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2015 and 2014 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC for these

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

periods were $8.4 million and $17.0 million, respectively. Non-covered OREO ending balances for these periods were $55.3 million and $79.3 million, respectively.
For the three and six months ended June 30, 2015, proceeds on sales of OREO were $10.9 million and $18.8 million, respectively and net gains on sales were $1.0 million in each period. For the three and six months ended June 30, 2014, proceeds on sales of OREO were $32.3 million and $48.3 million, respectively and net gains were $3.2 million and $3.9 million, respectively.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of period	$71,453	$120,270	$77,626	$129,396
Real estate acquired from borrowers	3,959	8,159	7,058	17,864
Valuation allowance	(1,710)	(3,022)	(3,100)	(6,595)
Properties sold	(9,965)	(29,124)	(17,847)	(44,382)
Balance, end of period	$63,737	$96,283	$63,737	$96,283

8. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at June 30, 2015 and December 31, 2014 were $18.5 million and $23.4 million, respectively, and were collateralized by $24.9 million and $34.9 million, respectively, of agency mortgage-backed securities.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at June 30, 2015 and December 31, 2014 provided for incremental borrowing availability of up to $331.4 million and $247.7 million, respectively.
At June 30, 2015 and December 31, 2014, the Bank had $25.4 million and $25.7 million in letters of credit issued by the FHLB respectively, of which $25.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida.
The advances as of June 30, 2015 and December 31, 2014 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount
June 30, 2015	Maturity Date	Interest Rate as of June 30, 2015
$105,000	May 19, 2016	0.36%
50,000	December 31, 2019	0.20%	(1 Month FRC + 2 bps)*
502	November 6, 2017	0.50%
50,000	November 20, 2017	0.21%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.21%	(1 Month FRC + 2 bps)*
40,000	November 25, 2016	0.21%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.20%	(1 Month FRC + 2 bps)*
493	February 10, 2026	—%
$355,995

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
$296,091

(*) FRC = FHLB Fixed Rate Credit interest rate.

9. Long-Term Borrowings
Structured repurchase agreements
During the three months ended June 30, 2015, the Company prepaid $52.3 million of repurchase agreements acquired through the Company's legacy acquisitions. The Company recorded a $1.6 million loss on extinguishment of debt as a result of this prepayment.
The repurchase agreements as of December 31, 2014 consisted of the following:

(Dollars in thousands)
Carrying Amount
December 31, 2014	Contractual Amount	Maturity Date	Contractual Rate
$10,540	$10,000	November 6, 2016	4.75%
10,582	10,000	March 30, 2017	4.50%
10,394	10,000	December 18, 2017	3.79%
10,372	10,000	December 18, 2017	3.72%
10,638	10,000	March 22, 2019	3.56%
$52,526	$50,000
These repurchase agreements had a weighted-average rate of 4.06% at December 31, 2014 and were collateralized by $61.4 million of mortgage-backed securities.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

subject to prior approval by the Federal Reserve Board (“FRB”), if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default.
The subordinated debentures as of June 30, 2015 and December 31, 2014 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	June 30, 2015	December 31, 2014	Interest Rate as of June 30, 2015		Maturity Date
July 31, 2001	$5,000	$3,929	$3,900	3.86%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,732	2,699	3.86%	(3 Month LIBOR + 358 bps)	July 31, 2031
June 26, 2003	10,000	6,067	6,017	3.38%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,591	6,516	3.13%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	5,853	5,802	3.13%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,620	1,594	1.97%	(3 Month LIBOR + 168 bps)	June 28, 2035
December 22, 2005	10,000	4,668	4,607	1.69%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	6,775	6,668	1.83%	(3 Month LIBOR + 154 bps)	March 15, 2036
June 23, 2006	20,000	11,636	11,488	1.83%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	29,340	28,904	1.94%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,477	5,426	1.71%	(3 Month LIBOR + 143 bps)	September 6, 2037
	$151,000	$84,688	$83,621
Other Subordinated Debentures

On April 1, 2015, the Company prepaid a subordinated promissory note with a fixed interest rate of 10.0% due March 18, 2020 assumed through the acquisition of CBKN. The Company recorded a $0.1 million gain on extinguishment of debt as a result of this prepayment. The note had a carrying value of $3.5 million as of March 31, 2015 and December 31, 2014.
At June 30, 2015, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2015	$—	$—	$—
Due in 2016	—	—	—
Due in 2017	—	—	—
Due in 2018	—	—	—
Due in 2019	—	—	—
Thereafter	—	84,688	84,688
Total	$—	$84,688	$84,688

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 common, Tier 1 risk-based and Total Risk-based ratios. At June 30, 2015 and December 31, 2014 the Bank maintained capital ratios exceeding the requirement to be considered

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$269,111	≥ 4.0%	$986,167	14.7%
Capital Bank, N.A.	$334,648	≥ 5.0%	$267,718	≥ 4.0%	$745,997	11.2%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$256,127	≥ 4.5%	$914,613	16.1%
Capital Bank, N.A.	$367,868	≥ 6.5%	$254,678	≥ 4.5%	$745,997	13.2%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$341,503	≥ 6.0%	$986,167	17.3%
Capital Bank, N.A.	$452,761	≥ 8.0%	$339,571	≥ 6.0%	$745,997	13.2%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$455,337	≥ 8.0%	$1,034,687	18.2%
Capital Bank, N.A.	$565,951	≥ 10.0%	$452,761	≥ 8.0%	$797,910	14.1%

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$261,445	≥ 4.0%	$933,335	14.3%
Capital Bank, N.A.	$326,050	≥ 5.0%	$260,840	≥ 4.0%	$881,395	13.5%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$207,370	≥ 4.0%	$933,335	18.0%
Capital Bank, N.A.	$310,245	≥ 6.0%	$206,830	≥ 4.0%	$881,395	17.0%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$414,740	≥ 8.0%	$987,535	19.1%
Capital Bank, N.A.	$517,074	≥ 10.0%	$413,660	≥ 8.0%	$935,455	18.1%
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
As of June 30, 2015 and December 31, 2014, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of June 30, 2015, our capital buffer would be 6.10%; exceeding the 2.5% 2019 requirement.
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

Dividend Program

The Company's board of directors has approved a quarterly common dividend program commencing in the third quarter at an amount to be determined.
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
During the three months ended June 30, 2015, the Company did not repurchase any stock under the aforementioned plans. During the six months ended June 30, 2015, the Company repurchased $25.0 million, or 961,257 common shares at an average price of $25.99 per share. As of June 30, 2015, the Company has repurchased a total of $198.2 million, or 9,046,956 common shares at an average price of $21.91 per share with $101.8 million of remaining availability for future share repurchases.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

11. Stock-Based Compensation
As of June 30, 2015, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended June 30, 2015 and 2014:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock options	$104	$171	$288	$366
Restricted stock	4	849	104	1,382
Total stock-based compensation expense	$108	$1,020	$392	$1,748
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $41 thousand and $391 thousand for the three months ended June 30, 2015 and 2014, respectively and $150 thousand and $670 thousand for the six months ended June 30, 2015 and 2014, respectively.
At June 30, 2015, there was no unrecognized stock-based compensation expense related to stock options and restricted stock.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. No stock options were granted under these plans during the three and six months ended June 30, 2015 and 2014.
ASC 718 requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. During the three and six months ended June 30, 2015 and 2014, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30, 2015		June 30, 2014
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,111	$20.26	3,123	$20.50
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled, expired or forfeited	(2)	372.68	(9)	59.60
Balance, June 30,	3,109	$20.12	3,114	$20.39

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2015, the weighted average remaining contractual life for outstanding stock options was approximately 5.15 years and the aggregate intrinsic values were $28.6 million for stock options outstanding and exercisable.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at June 30, 2015 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	236	7.89 years	$18.00	236	$18.00
$20.00	2,864	4.93 years	20.00	2,864	20.00
$28.44 - $2,026.00	9	3.09 years	108.52	9	108.52
$18.00 - $2,026.00	3,109	5.15 years	$20.12	3,109	$20.12

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees provide for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share; (2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day period exceeding the applicable price target. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. No restricted stock awards were granted under the 2013 Plan during the three and six months ended June 30, 2015 and 2014.
On May 22, 2015, 405,129 restricted stock awards vested upon achievement of the $28.00 stock price goal. The Company recognized $2.2 million in excess tax benefits relating to the vesting of such awards.
The following table summarizes unvested restricted stock activity for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015		June 30, 2014
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	810	$13.89	1,215	$14.28
Granted	—	—	—	—
Vested or released	(405)	14.33	(405)	15.07
Canceled, expired or forfeited	—	—	—	—
Balance, June 30,	405	$13.45	810	$13.89

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

12. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the three and six months ended June 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income before income taxes	$20,247	$20,041	$38,090	$38,663
Income taxes computed at Federal statutory tax rate	7,086	7,014	13,331	13,532
Effect of:		—
State taxes (net of federal benefit)	783	738	1,235	1,483
Tax-exempt interest income, net	(60)	(158)	(549)	(333)
Contingent value right expense (CVR)	(118)	114	(118)	383
Other, net	(434)	(92)	(188)	(241)
Total income tax expense	$7,257	$7,616	$13,711	$14,824
The Company uses an estimated annual effective tax rate method of computing its interim tax provision. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three and six months ended June 30, 2015, the effective income tax rate was 36%. For the three and six months ended June 30, 2014, the effective income tax rate was 38%. The change in effective income tax rate was mainly due to the favorable impact from higher tax-exempt interest income and lower non-deductible CVR expense in the current year.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South and North Carolina and Tennessee. The net deferred tax assets as of June 30, 2015 and December 31, 2014 were $117.2 million and $129.6 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at June 30, 2015 and December 31, 2014.
At June 30, 2015 and December 31, 2014, the company had $79.2 million and $91.1 million of gross federal net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to annual cumulative limitation of $10.9 million.
At June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

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
As of June 30, 2015, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

adjustments to comparable sales data are typically reconciled directly with the independent appraiser prior to acceptance of the final appraisal.
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of June 30, 2015, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$2,898	$—	$2,898	$—
Available-for-sale securities:
Mortgage-backed securities—residential	572,993	—	572,993	—
Industrial revenue bonds	3,503	—	—	3,503
Corporate bonds	23,642	—	23,642	—
Available-for-sale securities	$600,138	$—	$596,635	$3,503
Gross asset value of derivatives	$125	$—	$125	$—
Liabilities
Gross liability value of derivatives	$713	$—	$713	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the six months ended June 30, 2015.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$2,410	$—	$2,410	$—
Available-for-sale securities:
Mortgage-backed securities-residential	552,203	—	552,203	—
Industrial revenue bonds	3,690	—	—	3,690
Available-for-sale securities	$555,893	$—	$552,203	$3,690
Gross asset value of derivatives	$4	$—	$4	$—
Liabilities
Gross liability value of derivatives	$26	$—	$26	$—
 There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2014.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended and held at June 30, 2015:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, April 1, 2015	$3,537
Principal reduction	—
Included in other comprehensive income	(34)
Ending balance, June 30, 2015	$3,503

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2015	$3,690
Principal reduction	(170)
Included in other comprehensive income	(17)
Ending balance, June 30, 2015	$3,503

The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended and held at June 30, 2014:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, April 1, 2014	$3,727
Included in other comprehensive income	9
Ending balance, June 30, 2014	$3,736

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2014	$3,859
Principal reduction	(170)
Included in other comprehensive income	47
Ending balance, June 30, 2014	$3,736

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,503	Discounted cash flow	Discount rate	3.5% - 3.6%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,690	Discounted cash flow	Discount rate	3.5% - 3.6%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$41,292
Other repossessed assets	—	189	—
Impaired loans	—	—	204
Other real estate owned measured at fair value as of June 30, 2015 had a carrying amount of $54.4 million, less valuation allowances totaling $13.1 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

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
Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$41,292	Fair value of property	Appraised value less cost to sell	7.82%
Impaired loans	204	Fair value of collateral	Appraised value less cost to sell	7.10%

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$66,048	Fair value of property	Appraised value less cost to sell	7.86%
Impaired loans	754	Fair value of collateral	Appraised value less cost to sell	7.60%

Carrying amount and estimated fair values of financial instruments were as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement
June 30, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$201,286	$201,286	$201,286	$—	$—
Trading securities	2,898	2,898	—	2,898	—
Investment securities available-for-sale	600,138	600,138	—	596,635	3,503
Investment securities held-to-maturity	426,427	431,764	—	431,764	—
Loans, net	5,158,351	5,251,624	—	7,127	5,244,497
FDIC indemnification asset	11,764	11,764	—	—	11,764
Receivable from FDIC	2,652	2,652	—	2,652	—
Other earning assets (1)	52,651	52,651	—	—	52,651
Gross asset value of derivatives	125	125	—	125	—
Total financial assets	$6,456,292	$6,554,902	$201,286	$1,041,201	$5,312,415
Financial Liabilities
Non-contractual deposits	$3,970,613	$3,970,613	$—	$—	$3,970,613
Contractual deposits	1,521,810	1,516,474	—	—	1,516,474
Federal Home Loan Bank advances	355,995	355,990	—	355,990	—
Short-term borrowings	18,466	18,466	—	18,466	—
Subordinated debentures	84,688	96,612	—	—	96,612
Gross liability value of derivatives	713	713	—	713	—
Total financial liabilities	$5,952,285	$5,958,868	$—	$375,169	$5,583,699

(1) Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stocks.

(Dollars in thousands)	Fair Value Measurement
December 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$188,135	$188,135	$188,135	$—	$—
Trading securities	2,410	2,410	—	2,410	—
Investment securities available-for-sale	555,893	555,893	—	552,203	3,690
Investment securities held-to-maturity	436,962	443,379	—	443,379	—
Loans, net	4,950,008	5,058,352	—	5,516	5,052,836
FDIC indemnification asset	16,762	16,762	—	—	16,762
Receivable from FDIC	3,661	3,661	—	3,661	—
Other earning assets (1)	50,943	50,943	—	—	50,943
Gross asset value of derivatives	4	4	—	4	—
Total financial assets	$6,204,778	$6,319,539	$188,135	$1,007,173	$5,124,231
Financial Liabilities
Non-contractual deposits	$3,836,400	$3,836,400	$—	$—	$3,836,400
Contractual deposits	1,418,700	1,415,122	—	—	1,415,122
Federal Home Loan Bank advances	296,091	296,038	—	296,038	—
Short-term borrowings	23,407	23,407	—	23,407	—
Long-term borrowings	52,526	54,235	—	—	54,235
Subordinated debentures	87,155	97,913	—	—	97,913
Gross liability value of derivatives	26	26	—	26	—
Total financial liabilities	$5,714,305	$5,723,141	$—	$319,471	$5,403,670

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
During 2015, the company entered into LIBOR-based interest rate swaps with the objective of limiting the variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. These interest rate swaps are designated as cash flow hedges involving the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of the derivatives is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.
During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest income from amounts reported in accumulated comprehensive income. During the six months ended June 30, 2015, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The interest rate derivative contracts are not designated as hedging instruments or otherwise qualify for hedge accounting treatment and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three and six months ended June 30, 2015, the Company recorded $31 thousand and $36 thousand, respectively, in non-interest income and $(46) thousand and $1 thousand, respectively, in non-interest expense as a result of changes in fair value of derivatives. For the three and six months ended June 30, 2014, the company recorded $0.6 million and $1.7 million, respectively, in non-interest income and $16 thousand and $35 thousand, respectively, in non-interest expense as a result of changes in fair value of derivatives.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's balance sheet is presented below:

(Dollars in thousands)			June 30, 2015		December 31, 2014
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Asset derivatives
Derivatives designated as hedging instruments
Interest rate swap	1	Other assets	$86	$70,000	$—	$—

Derivatives not designated as hedging instruments
Forward loan sales contracts	37	Other assets	39	6,847	4	1,640

Total asset derivatives			$125	$76,847	$4	$1,640

Liability derivatives
Derivatives designated as hedging instruments
Interest rate swap	2	Other liabilities	$685	$115,000	$—	$—

Derivatives not designated as hedging instruments
Forward loan sales contracts	24	Other liabilities	28	5,448	26	7,578

Total liability derivatives			$713	$120,448	$26	$7,578

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The table below present the effect off the Company's derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2015:

(Dollars in thousands)	Three Months Ended June 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(835)	Interest income	$459	N/A	$—

(Dollars in thousands)	Six Months Ended June 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(32)	Interest income	$567	N/A	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2015:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Offsetting of derivative assets:
Interest rate swap	$86	$—	$86		$—	$86
Total	$86	$—	$86	$—	$—	$86

Offsetting of derivative liabilities:
Interest rate swap	$685	$—	$685		$820	$(135)
Total	$685	$—	$685	$—	$820	$(135)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain its status as a well capitalized institution, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.
As of June 30, 2015, the fair value of cash flow derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $564 thousand . The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. These collateral levels are based on the credit rating of the counterparties.

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
Our financial information is prepared in accordance with U.S. GAAP, for more information on our accounting policies and estimates, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements
included in our annual report on Form 10-K for the fiscal year ended December 31, 2014. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our Consolidated Financial Statements and accompanying notes. For more information on our accounting policies and estimates, refer to the Company’s Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2015, and statements of income for the three and six months then ended.
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
Overview
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits from the Failed Banks. We operate 153 branches in Florida, North and South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
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

Quarterly Summary
For the three months ended June 30, 2015, we had net income of $13.0 million, or $0.28 per diluted share, and core net income of $14.0 million, or $0.30 per diluted share. Net income rose 14% sequentially and 5% year over year, while net income per diluted share rose 17% and 12%, respectively. Results include the following non-core items: $1.4 million of losses on extinguishment of legacy debt; $0.2 million of additional costs associated with the branch closures announced in the first quarter; and $0.1 million of net losses on investment securities.
Operating and financial highlights for the quarter include the following:

•	Record new loans of $489 million, up 55% sequentially and 11% year over year;

•	Loan portfolio grew sequentially at a 10% annualized rate;

•	Deposits grew sequentially at a 10% annualized rate;

•	EPS grew 17% sequentially and 12% year over year; and

•	ROA, Core ROA and Core ROA excluding non-single-family FDIC indemnification expense, increased to 0.75%, 0.82% and 0.90%, respectively.

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

In the net interest margin and rate/volume analysis below, interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis. In the rate/volume analysis, average loan volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended June 30, 2015 compared to three months ended March 31, 2015:
Net interest income for the three months ended June 30, 2015 increased by $1.0 million, or 2%, to $60.7 million from $59.7 million. The net interest margin declined two basis points to 3.94% from 3.96% and the net interest spread declined to 3.79% from 3.83%. Loan yields remained flat at 4.87% from 4.88%. During the quarter, we originated record new loans of $489.2 million with an average yield of 3.49% compared to $316.5 million and 3.67% in the prior quarter. The implementation of interest rate swaps during the first half of the year resulted in $0.5 million in additional interest income during the second quarter and had a four basis point impact on the margin. New loans represent 76% of our total loan portfolio, up from 74% at March 31, 2015. The cost of core deposits remained flat at 0.15%. The cost of total deposits increased two basis points to 0.36% mainly due to an increase in time deposits as a result of a new CD product which raised $37.6 million in new balances. Additionally, wholesale time deposits increased by $57.2 million, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding costs increased one basis point to 0.46%. Average balances of long-term borrowings decreased slightly as a result of the $52.3 million extinguishment of repurchase agreements with a weighted average rate of 4.06% and $3.5 million of 10% coupon subordinated debt assumed through the Company's legacy acquisitions.

(Dollars in thousands)	Three Months Ended June 30, 2015			Three Months Ended March 31, 2015
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,079,878	$61,717	4.87%	$5,044,763	$60,710	4.88%
Investment securities	1,038,269	5,296	2.05%	1,014,448	5,141	2.06%
Interest bearing deposits in other banks	55,553	36	0.26%	58,654	33	0.23%
Other earning assets	47,694	646	5.43%	50,803	688	5.49%
Total interest earning assets	6,221,394	$67,695	4.36%	6,168,668	$66,572	4.38%
Non-interest earning assets	664,119			685,654
Total assets	$6,885,513			$6,854,322
Interest bearing liabilities
Time deposits	$1,464,552	$3,402	0.93%	$1,409,605	$2,999	0.86%
Money market	943,160	600	0.25%	914,385	554	0.25%
Interest bearing demand	1,381,609	578	0.17%	1,397,011	592	0.17%
Savings	484,622	259	0.21%	496,907	265	0.22%
Total interest bearing deposits	4,273,943	4,839	0.45%	4,217,908	4,410	0.42%
Short-term borrowings and FHLB advances	261,030	143	0.22%	319,901	182	0.23%
Long-term borrowings	129,029	1,645	5.11%	137,394	1,725	5.09%
Total interest bearing liabilities	4,664,002	$6,627	0.57%	4,675,203	$6,317	0.55%
Non-interest bearing demand	1,123,466			1,066,401
Other liabilities	36,966			51,653
Shareholders’ equity	1,061,079			1,061,065
Total liabilities and shareholders’ equity	$6,885,513			$6,854,322
Net interest income and spread		$61,068	3.79%		$60,255	3.83%
Net interest margin			3.94%			3.96%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended June 30, 2015 Compared to Three Months Ended March 31, 2015 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans	$424	$583	$1,007
Investment securities	121	34	155
Interest bearing deposits in other banks	(2)	5	3
Other earning assets	(42)	—	(42)
Total interest income	501	622	1,123
Interest expense
Time deposits	120	283	403
Money market	18	28	46
Interest bearing demand	(6)	(8)	(14)
Savings	(7)	1	(6)
Short-term borrowings and FHLB advances	(32)	(7)	(39)
Long-term borrowings	(106)	26	(80)
Total interest expense	(13)	323	310
Change in net interest income	$514	$299	$813

Three months ended June 30, 2015 compared to three months ended June 30, 2014:
Net interest income for the three months ended June 30, 2015 remained flat at $60.7 million. The net interest margin declined thirty-two basis points to 3.94% from 4.26% and the net interest spread declined to 3.79% from 4.12%. Loan yields declined to 4.87% from 5.40% due to the lower average yield on new loans in addition to the decline of our higher yielding legacy acquired loan portfolio as we continue to resolve legacy problem assets. Partially offsetting the decline in yields, was the increase in new loan balances. During the quarter, we originated record new loans of $489.2 million with an average yield of 3.49%, as compared to $441.7 million new loans with an average yield of 3.50% originated during the three months ended June 30, 2014. The implementation of interest rate swaps during the first half of 2015 resulted in $0.5 million in additional interest income during the second quarter and had a four basis point impact on the margin. New loans represent 76% of our total loan portfolio, up from 66% at June 30, 2014. The weighted average yield of acquired impaired loans outstanding at June 30, 2015 is 8.25%. Investment securities yields increased due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased one basis point to 0.15%. The cost of total deposits increased three basis points to 0.36% mainly due to an increase in wholesale time deposits, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding cost increased one basis point to 0.46%. Average balances of long-term borrowings decreased slightly as a result of the $52.3 million extinguishment of repurchase agreements with a weighted average rate of 4.06% and $3.5 million of 10% coupon subordinated debt assumed through the Company's legacy acquisitions.

(Dollars in thousands)	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,079,878	$61,717	4.87%	$4,593,337	$61,826	5.40%
Investment securities	1,038,269	5,296	2.05%	1,060,611	4,648	1.76%
Interest bearing deposits in other banks	55,553	36	0.26%	62,172	37	0.24%
Other earning assets	47,694	646	5.43%	40,346	578	5.75%
Total interest earning assets	6,221,394	67,695	4.36%	5,756,466	67,089	4.67%
Non-interest earning assets	664,119			763,185
Total assets	$6,885,513			$6,519,651
Interest bearing liabilities
Time deposits	$1,464,552	$3,402	0.93%	$1,358,478	$2,878	0.85%
Money market	943,160	600	0.25%	931,867	523	0.23%
Interest bearing demand	1,381,609	578	0.17%	1,330,856	556	0.17%
Savings	484,622	259	0.21%	531,414	286	0.22%
Total interest bearing deposits	4,273,943	4,839	0.45%	4,152,615	4,243	0.41%
Short-term borrowings and FHLB advances	261,030	143	0.22%	98,002	50	0.20%
Long-term borrowings	129,029	1,645	5.11%	135,831	1,719	5.08%
Total interest bearing liabilities	4,664,002	6,627	0.57%	4,386,448	6,012	0.55%
Non-interest bearing demand	1,123,466			1,002,757
Other liabilities	36,966			45,281
Shareholders’ equity	1,061,079			1,085,165
Total liabilities and shareholders’ equity	$6,885,513			$6,519,651
Net interest income and spread		$61,068	3.79%		$61,077	4.12%
Net interest margin			3.94%			4.26%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans	$6,217	$(6,326)	$(109)
Investment securities	(100)	748	648
Interest bearing deposits in other banks	(4)	3	(1)
Other earning assets	101	(33)	68
Total interest income	6,214	(5,608)	606
Interest expense
Time deposits	234	290	524
Money market	6	71	77
Interest bearing demand	21	1	22
Savings	(25)	(2)	(27)
Short-term borrowings and FHLB advances	89	4	93
Long-term borrowings	(87)	13	(74)
Total interest expense	238	377	615
Change in net interest income	$5,976	$(5,985)	$(9)

Six months ended June 30, 2015 compared to six months ended June 30, 2014:

Net interest income for the six months ended June 30, 2015 declined by $2.9 million, or 2%, to $120.4 million from $123.3 million. The decline was due to the lower average yield on new loans, partially offset by increased loan balances and higher yields on investment securities. The net interest margin declined thirty-eight basis points to 3.95% from 4.33% and the net interest spread declined to 3.81% from 4.20%. Loan yields declined to 4.88% from 5.53% due to the lower average yield on new loans in addition to the decline of our higher yielding legacy acquired loan portfolio as we continue to resolve legacy problem assets. During the six months ended June 30, 2015, we originated new loans of $805.7 million with an average yield of 3.56%, as compared to $694.2 million new loans with an average yield of 3.68% originated during the six months ended June 30, 2014. The implementation of interest rate swaps during the first half of 2015 resulted in $0.6 million in additional interest income and had a two basis point impact on the margin. New loans represent 76% of our total loan portfolio, up from 66% at June 30, 2014. The weighted average yield of acquired impaired loans outstanding at June 30, 2015 is 8.25%. Investment securities yields increased due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits remained flat at 0.15%. The cost of total deposits increased one basis point to 0.35% mainly due to an increase in wholesale time deposits, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding cost remained flat at 0.45%. Average balances of long-term borrowings decreased slightly as a result of the $52.3 million extinguishment of repurchase agreements with a weighted average rate of 4.06% and $3.5 million of 10% coupon subordinated debt assumed through the Company's legacy acquisitions.

(Dollars in thousands)	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,062,417	$122,428	4.88%	$4,567,937	$125,230	5.53%
Investment securities	1,026,424	10,439	2.05%	1,100,698	9,449	1.73%
Interest bearing deposits in other banks	57,095	69	0.24%	54,890	63	0.23%
Other earning assets	49,240	1,334	5.46%	41,727	1,159	5.60%
Total interest earning assets	6,195,176	$134,270	4.37%	5,765,252	$135,901	4.75%
Non-interest earning assets	674,827			775,274
Total assets	$6,870,003			$6,540,526
Interest bearing liabilities
Time deposits	$1,437,231	$6,400	0.90%	$1,385,952	$5,850	0.85%
Money market	928,852	1,153	0.25%	940,256	1,049	0.22%
Interest bearing demand	1,389,267	1,170	0.17%	1,322,325	1,094	0.17%
Savings	490,731	524	0.22%	532,115	568	0.22%
Total interest bearing deposits	4,246,081	9,247	0.44%	4,180,648	8,561	0.41%
Short-term borrowings and FHLB advances	290,304	325	0.23%	100,910	121	0.24%
Long-term borrowings	133,188	3,371	5.10%	135,575	3,423	5.09%
Total interest bearing liabilities	4,669,573	$12,943	0.56%	4,417,133	$12,105	0.55%
Non-interest bearing demand	1,095,092			972,549
Other liabilities	44,266			50,872
Shareholders’ equity	1,061,072			1,099,972
Total liabilities and shareholders’ equity	$6,870,003			$6,540,526
Net interest income and spread		$121,327	3.81%		$123,796	4.20%
Net interest margin			3.95%			4.33%

(Dollars in thousands)	Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans	$12,791	$(15,593)	$(2,802)
Investment securities	(669)	1,659	990
Interest bearing deposits in other banks	3	3	6
Other earning assets	204	(29)	175
Total interest income	12,329	(13,960)	(1,631)
Interest expense
Time deposits	221	329	550
Money market	(13)	117	104
Interest bearing demand	56	20	76
Savings	(44)	—	(44)
Short-term borrowings and FHLB advances	213	(9)	204
Long-term borrowings	(60)	8	(52)
Total interest expense	373	465	838
Change in net interest income	$11,956	$(14,425)	$(2,469)

Provision for Loan and Lease Losses
The following table presents the provision for loan and lease losses for PCI and non-PCI Loans for the three and six months ended June 30, 2015 and 2014:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Reversal of provision for loan and lease losses on PCI Loans	$(524)	$(940)	$(2,450)	$(3,428)
Provision for loan and lease losses on non-PCI Loans	1,823	2,344	2,908	4,808
Provision for Loan and Lease Losses	$1,299	$1,404	$458	$1,380
Three months ended June 30, 2015 compared to three months ended June 30, 2014:
The provision for loan and lease losses for the three months ended June 30, 2015 was $1.3 million compared to a provision of $1.4 million for the three months ended June 30, 2014. In each period, the reversal of impairment associated with PCI Loans was due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs and resolutions. Improvement in cash flows for covered and non-covered loans resulted in reversals of impairment of $0.2 million and $0.3 million, respectively. The provision on the new loan portfolio declined to $1.8 million for the three months ended June 30, 2015, from $2.3 million for the three months ended June 30, 2014, primarily due to a $0.4 million reduction in net charge-offs.
Six months ended June 30, 2015 compared to six months ended June 30, 2014:
The provision for loan and lease losses for the six months ended June 30, 2015 was $0.5 million compared to a provision of $1.4 million for the six months ended June 30, 2014. The reversal of impairment associated with PCI Loans was due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs and resolutions. Improvement in cash flows for covered and non-covered loans resulted in reversals of impairment of $0.5 million and $1.9 million, respectively. The provision on the new loan portfolio declined to $2.9 million for the six months ended June 30, 2015, from $4.8 million for the six months ended June 30, 2014, primarily due to a $0.5 million decrease in net charge-offs and lower historical loss rates from the peer group used in determining loss factors in our allowance model.

The table below illustrates the impact of our second quarter of 2015 estimates of expected cash flows on PCI Loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (2)	Weighted Average Note Rate	Weighted Average Life (Years)
Covered loan pools (1)	$8,980	6.09%	8.91%	$146,919	4.72%	2.66
Non-covered loans pools	17,264	5.59%	8.16%	1,077,904	4.80%	2.77
Total	$26,244	5.67%	8.25%	$1,224,823	4.79%	2.76

(1)
Covered loan pools are comprised of loans acquired in acquisition of the Failed Banks with loan types guaranteed by the FDIC under loss sharing agreements. Accordingly, certain pools classified as covered may include individual loans which are not, or are no longer covered.

(2)	Loan balance represents the recorded investment of all loans in the covered and non-covered pools, respectively. Not all covered loans are classified as PCI.

Non-interest Income
Three months ended June 30, 2015 compared to three months ended June 30, 2014:
Non-interest income declined $1.5 million, or 13%, to $10.4 million for the three months ended June 30, 2015 from $11.9 million for the three months ended June 30, 2014. The decline was mainly due to $0.5 million in lower service charges on deposits accounts as a result of a decline in non-sufficient funds and overdraft protection income, a decline of $0.4 million in OREO rental income reflecting the continued resolution of special assets, an increase of $0.4 million in FDIC indemnification asset amortization due to improvements in cash flow estimates on covered loans, and an other than temporary impairment to fully write-off a $0.3 million on a cost method legacy investment. Partially offsetting the decline, investment advisory and trust fees increased $0.2 million due to an increase in commissions on investment products sold, and fees on mortgage loans originated and sold increased $0.2 million, or 14%, as residential mortgages sold increased 6% year over year. Debit card income increased $0.1 million due to an increase in debit card usage.
As a result of expiration of the FDIC agreement for non-single asset loss sharing at the end of the third quarter of 2015, FDIC indemnification expense is expected to decline significantly in the fourth quarter of 2015.

Six months ended June 30, 2015 compared to six months ended June 30, 2014:
Non-interest income declined $3.0 million, or 13%, to $20.3 million for the six months ended June 30, 2015 from $23.3 million for the six months ended June 30, 2014. The decline was mainly due to $1.2 million in lower service charges on deposits accounts as a result of a decline in non-sufficient funds and overdraft protection income, a decline of $0.8 million in OREO rental income reflecting the continued resolution of special assets, an increase of $0.7 million in FDIC indemnification asset amortization due to improvements in cash flow estimates on covered loans, and an other than temporary impairment to fully write-off a $0.3 million on a cost method legacy investment. Partially offsetting the decline, fees on mortgage loans originated and sold increased $0.5 million, or 29%, as residential mortgages sold increased 12% year over year. Debit card income increased $0.2 million due to the increase in debit card usage as a result of our continued focus on lower cost deposit growth and related service fees.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service charges on deposit accounts	$5,189	5,672	9,894	11,108
Debit card income	3,176	3,103	6,140	5,947
Fees on mortgage loans originated and sold	1,278	1,123	2,425	1,882
Investment advisory and trust fees	1,125	910	2,131	2,171
FDIC indemnification asset expense	(2,499)	(2,064)	(4,938)	(4,229)
Investment securities gains (losses), net	231	(28)	321	146
Net impairment loss recognized in earnings	(288)	—	(288)	—
OREO revenues	167	538	363	1,196
Earnings on bank owned life insurance policies	388	396	770	863
Wire transfer fees	206	188	407	366
Other income	1,390	2,049	3,058	3,806
Total non-interest income	$10,363	$11,887	$20,283	$23,256
Non-interest Expense
Three months ended June 30, 2015 compared to three months ended June 30, 2014:
Non-interest expense declined $1.8 million, or 3.5%, to $49.5 million for the three months ended June 30, 2015 from $51.3 million for the three months ended June 30, 2014. The improvement was mainly due to a reduction of $1.6 million in salaries and employee benefits and $1.0 million in net occupancy expense as a result of cost savings initiatives, a reduction in stock-based compensation expense of $0.9 million, which has fully amortized, and a reduction in CVR expense of $0.3 million due to the early redemption of the CVR associated with Southern Community Financial Corporation.
Partially offsetting the decline, were $1.4 million of net losses on extinguishment of debt assumed through the Company's legacy acquisitions; a component of the cost savings initiatives which will result in approximately $1.1 million in annual interest savings going forward, and $0.2 million of restructuring charges related to facility consolidation activities and severance announced in the first quarter.
As a result of expiration of the FDIC agreement for non-single asset loss sharing at the end of the third quarter of 2015, FDIC indemnification expense is expected to decline significantly in the fourth quarter of 2015.
Our efficiency ratios for the three months ended June 30, 2015 and 2014 were 69.67% and 70.51%, respectively. Our core efficiency ratios for the three months ended June 30, 2015 and 2014 were 67.32% and 69.30%, respectively. Excluding the impact of the FDIC indemnification expense, the Company's efficiency and core efficiency ratios declined to 67.53% and 65.25%, respectively.
Six months ended June 30, 2015 compared to six months ended June 30, 2014:
Non-interest expense declined $4.3 million, or 4.1%, to $102.1 million for the six months ended June 30, 2015 from $106.5 million for the six months ended June 30, 2014. The improvement was due to a $2.6 million reduction in the OREO valuation expense, foreclosed asset and loan workout expense components of our legacy credit expenses; a reflection of the continued resolution of special assets. Contributing to the improvement in non-interest expense, was a reduction of $1.2 million in salaries and employee benefits and $1.4 million in net occupancy expense as a result of cost savings initiatives, a reduction in stock-based compensation expense of $1.4 million, which has fully amortized, and a reduction in CVR expense of $1.0 million due to the early redemption of the CVR associated with Southern Community Financial Corporation.
Partially offsetting the decline, were $2.5 million of restructuring charges, net, related to the closure of nine branch facilities and related consolidation activities, which included $2.0 million of facility write-downs, $0.6 million of lease termination costs and $0.2 million in other costs, partially offset by a $0.3 million of gain on sale on one of the closed branches. Excluding the impact of the facility related charges and debt extinguishment discussed above, non-interest expense declined $8.3 million, or 8%, year over year. In addition, as a result of the facility closure activities, we have $4.8 million of premises and equipment as assets held for sale presented in other assets in our consolidated balance sheet.

OREO sales during the six months ended June 30, 2015 resulted in $18.8 million in cash proceeds, including $1.0 million in net gains, reducing our OREO balance by 18% and 34% from December 31, 2014 and June 30, 2014, respectively.
Our efficiency ratios for the six months ended June 30, 2015 and 2014 were 72.60% and 72.67%, respectively. Our core efficiency ratios for the six months ended June 30, 2015 and 2014 were 69.56% and 71.27%, respectively.
The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Salaries and employee benefits	$21,881	23,449	$45,762	46,947
Stock-based compensation expense	108	1,020	392	1,748
Net occupancy and equipment expense	7,754	8,723	15,883	17,322
Computer services	3,343	3,389	6,740	6,642
Software expense	2,082	1,940	4,224	3,808
Telecommunication expense	1,367	1,628	2,747	3,236
OREO valuation expense	1,710	3,022	3,100	6,595
Net gains on sales of OREO	(957)	(3,192)	(964)	(3,913)
Foreclosed asset related expense	600	991	1,274	2,450
Loan workout expense	795	1,117	1,418	2,294
Professional fees	1,723	2,038	3,457	4,042
Losses on extinguishment of debt	1,438	—	1,438	—
Restructuring charges, net	178		2,519	—
Contingent value right expense	4	327	120	1,094
Regulatory assessments	1,831	1,648	3,526	3,277
Amortization of intangibles	932	1,186	1,852	2,400
Other expense	4,713	3,987	8,661	8,555
Total non-interest expense	$49,502	$51,273	$102,149	$106,497

Legacy credit expenses for the three and six months ended June 30, 2015 and 2014 are presented below:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Reversal of provision on legacy loans	$(524)	$(940)	$(2,450)	$(3,428)
FDIC indemnification asset expense	2,499	2,064	4,938	4,229
OREO valuation expense	1,710	3,022	3,100	6,595
Net gains on sales of OREO	(957)	(3,192)	(964)	(3,913)
Foreclosed asset related expense	600	991	1,274	2,450
Loan workout expense	795	1,117	1,418	2,294
Salaries and employee benefits	797	1,270	1,629	2,540
Total legacy credit expenses	$4,920	$4,332	$8,945	$10,767

The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three and six months ended June 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net interest income	$60,685	$60,831	$120,414	$123,284
Reported non-interest income	10,363	11,887	20,283	23,256
Less: Securities (gains) losses	(57)	(28)	33	146
Core non-interest income	$10,420	$11,915	$20,250	$23,110

Reported non-interest expense	$49,502	$51,273	$102,149	$106,497
Less: Stock-based compensation	—	531	95	1,064
Contingent value right expense	4	327	120	1,094
Restructuring charges	178	—	2,519	—
Severance expense	14	—	125	—
Loss on extinguishment of debt	1,438	—	1,438	—
Core non-interest expense	$47,868	$50,415	$97,852	$104,339

Less: FDIC indemnification asset expense (non-single family)	$2,253

Efficiency ratio	69.67%	70.51%	72.60%	72.67%
Core efficiency ratio	67.32%	69.30%	69.56%	71.27%
Efficiency ratio (excluding FDIC indemnification expense)	67.53%
Core efficiency ratio (excluding FDIC indemnification asset expense)	65.25%
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

Income Taxes
The provision for income taxes was $7.3 million and $13.7 million for the three and six months ended June 30, 2015, respectively. The effective income tax rate was 36% for these periods. The provision for income taxes was $7.6 million and $14.8 million for the three and six months ended June 30, 2014, respectively. The effective income tax rate was 38% for these periods. The lower effective rate was mainly due to the favorable impact from higher tax exempt interest income and lower non-deductible CVR expense in the 2015 periods.
At June 30, 2015 and December 31, 2014, the Company had no amounts recorded for uncertain tax positions and no unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 12. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.

Financial Condition
Our assets totaled $7.1 billion at June 30, 2015 and $6.8 billion at December 31, 2014. Total loans increased $206.2 million to $5.2 billion at June 30, 2015 compared to $5.0 billion at December 31, 2014. The increase in total loans was due to $805.7 million of new loans, partially offset by $68.1 million in resolutions of problem loans and $531.4 million in net principal repayments. Investment securities increased by $34.2 million mainly due to $167.3 million of investment purchases, partially offset by $129.6 million of principal reductions and sales. Total deposits increased by $0.2 billion or 5% to $5.5 billion at June 30, 2015 compared to $5.3 billion at December 31, 2014. Deposit growth was primarily from core deposits which increased by $134.2 million. Non-interest bearing checking accounts increased $78.0 million, or 14.8% annualized, and money market balances increased $93.3 million. Core deposits represent 72.3% and 73.0% of total deposits at June 30, 2015 and December 31, 2014, respectively. Time deposits increased by $103.1 million as a result of increased lower-cost brokered time deposits. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $459.1 million and $459.2 million at June 30, 2015 and December 31, 2014, respectively. During 2015, we extinguished $55.8 million of debt assumed through the Company's legacy acquisitions.This higher cost debt was replaced by lower cost short-term FHLB advances, which increased by $59.9 million.
Shareholders’ equity was $1.1 billion at June 30, 2015 and December 31, 2014. During 2013, 2014 and 2015, the Company’s Board of Directors authorized stock repurchase plans of up to $300.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three months ended June 30, 2015, the Company did not repurchase any stock under the aforementioned plans. During the six months ended June 30, 2015, the Company repurchased $25.0 million, or 961,257 common shares at an average price of $25.99 per share. As of June 30, 2015, the Company has repurchased a total of $198.2 million, or 9,046,956 common shares at an average price of $21.91 per share, and had $101.8 million of remaining availability for future share repurchases.
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

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income	$12,990	$12,425	$24,379	$23,839
Adjustments
Non-interest income
Security (gains) losses	$57	$28	$(33)	$(146)
Non-interest expense
Stock-based compensation expense	—	531	95	1,064
Contingent value right expense	4	327	120	1,094
Severance expense	14	—	125	—
Loss on extinguishment of debt*	1,438	—	1,438	—
Restructuring charges	178	—	2,519	—
Tax effect of adjustments	(648)	(218)	(1,634)	(355)
Core Net Income	$14,033	$13,093	$27,009	$25,496

Less: FDIC indemnification asset expense (non-single family)	$1,397

Average Assets	$6,885,513	$6,519,651	$6,870,003	$6,540,526

ROA	0.75%	0.76%	0.71%	0.73%
Core ROA	0.82%	0.80%	0.79%	0.78%
ROA (excluding FDIC indemnification asset expense)	0.84%
Core ROA (excluding FDIC indemnification asset expense)	0.90%

As a result of expiration of the FDIC agreement for non-single asset loss sharing at the end of the third quarter of 2015, FDIC indemnification expense is expected to decline significantly in the fourth quarter of 2015. For the quarter ended June 30, 2015, excluding the impact of the non-single-family FDIC indemnification expense, the Company's ROA and Core ROA increased to 0.84% and 0.90%, respectively.

Loans
Our loan portfolio is our primary earning asset category. Our strategy is to grow the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. Additionally, we have worked to reduce excessive concentrations in commercial real estate loans, which were the predominant portion of the acquisitions’ legacy portfolios, in order to achieve a more diversified portfolio mix.

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	June 30, 2015		December 31, 2014		Year to Date Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$834,351	16.0%	$798,556	16.0%	$35,795	4.5%
Other commercial construction and land	182,283	3.5%	200,755	4.0%	(18,472)	(9.2)%
Multifamily commercial real estate	76,754	1.5%	89,132	1.8%	(12,378)	(13.9)%
1-4 family residential construction and land	78,572	1.5%	68,658	1.4%	9,914	14.4%
Total commercial real estate	1,171,960	22.5%	1,157,101	23.2%	14,859	1.3%
Owner occupied commercial real estate	1,030,111	19.8%	1,046,736	20.9%	(16,625)	(1.6)%
Commercial and industrial	1,181,451	22.7%	1,073,791	21.5%	107,660	10.0%
Lease financing	1,661	—%	2,005	—%	(344)	(17.2)%
Total commercial	2,213,223	42.5%	2,122,532	42.4%	90,691	4.3%
1-4 family residential	959,224	18.4%	925,698	18.5%	33,526	3.6%
Home equity loans	375,271	7.2%	378,475	7.6%	(3,204)	(0.8)%
Other consumer loans	341,590	6.6%	272,453	5.4%	69,137	25.4%
Total consumer	1,676,085	32.2%	1,576,626	31.5%	99,459	6.3%
Other	145,146	2.8%	143,960	2.9%	1,186	0.8%
Total loans	$5,206,414	100.0%	$5,000,219	100.0%	$206,195	4.1%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	June 30, 2015
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$431,689	$56,370	$346,292	$834,351
Other commercial construction and land	74,556	217	107,510	182,283
Multifamily commercial real estate	41,943	6,873	27,938	76,754
1-4 family residential construction and land	75,749	—	2,823	78,572
Total commercial real estate	623,937	63,460	484,563	1,171,960
Owner occupied commercial real estate	750,869	39,653	239,589	1,030,111
Commercial and industrial	1,081,441	8,728	91,282	1,181,451
Lease financing	1,661	—	—	1,661
Total commercial	1,833,971	48,381	330,871	2,213,223
1-4 family residential	632,566	39,916	286,742	959,224
Home equity loans	125,256	167,918	82,097	375,271
Other consumer loans	333,147	4,148	4,295	341,590
Total consumer	1,090,969	211,982	373,134	1,676,085
Other	106,473	2,418	36,255	145,146
Total loans	$3,655,350	$326,241	$1,224,823	$5,206,414

(Dollars in thousands)	December 31, 2014
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$372,793	$58,552	$367,211	$798,556
Other commercial construction and land	66,817	161	133,777	200,755
Multifamily commercial real estate	47,765	12,327	29,040	89,132
1-4 family residential construction and land	58,046	—	10,612	68,658
Total commercial real estate	545,421	71,040	540,640	1,157,101
Owner occupied commercial real estate	745,728	38,122	262,886	1,046,736
Commercial and industrial	958,628	10,778	104,385	1,073,791
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,900	367,271	2,122,532
1-4 family residential	560,106	45,433	320,159	925,698
Home equity loans	103,644	183,270	91,561	378,475
Other consumer loans	261,935	4,647	5,871	272,453
Total consumer	925,685	233,350	417,591	1,576,626
Other	99,610	3,603	40,747	143,960
Total loans	$3,277,077	$356,893	$1,366,249	$5,000,219
During the six months ended June 30, 2015, our loan portfolio increased by $206.2 million, as $805.7 million of new loans were partially offset by $68.1 million in resolutions of problem loans and $531.4 million in net principal repayments. New and acquired non-impaired loans represent 76% of our total loan portfolio as compared to 73% at December 31, 2014.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 43% and 37%, respectively, of new loan production for the six months ended June 30, 2015. We expect that this production will be more balanced going forward, as we expect commercial real estate to comprise a larger proportion of new loan production.
The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Six Months Ended
	June 30, 2015		June 30, 2014
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$81,877	10.2%	$66,717	9.6%
Other commercial construction and land	36,900	4.6%	36,324	5.2%
Multifamily commercial real estate	5,178	0.6%	3,606	0.5%
1-4 family residential construction and land	32,717	4.1%	24,890	3.6%
Total commercial real estate	156,672	19.5%	131,537	18.9%
Owner occupied commercial real estate	87,226	10.8%	77,137	11.1%
Commercial and industrial	261,201	32.4%	241,489	34.8%
Lease financing	—	—%	—	—%
Total commercial	348,427	43.2%	318,626	45.9%
1-4 family residential	117,113	14.5%	128,115	18.5%
Home equity loans	34,705	4.3%	25,530	3.7%
Other consumer loans	126,866	15.7%	84,678	12.2%
Total consumer	278,684	34.5%	238,323	34.4%
Other	21,877	2.8%	5,750	0.8%
Total loans	$805,660	100.0%	$694,236	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration of our portfolio over time, which had characterized our acquired loan portfolios.

Florida, North Carolina, South Carolina and Tennessee accounted for 31.3%, 31.6%, 10.5% and 26.6%% of our new loans, respectively, for the six months ended June 30, 2015. Florida, North Carolina, South Carolina and Tennessee accounted for 31.9%, 31.2%, 13.4% and 23.5% of our new loans, respectively, for the six months ended June 30, 2014.

Asset Quality
Consistent with our strategy of operating with a sound risk profile, we focus on originating loans we believe to be of high quality, and disposing of non-performing assets rapidly and at reasonable valuations. To achieve these objectives, we underwrite new loans and manage existing loans in accordance with our underwriting standards under the direction of our Chief Credit Officer. Additionally, we have assigned senior credit officers to oversee the Florida, Tennessee and Carolinas markets, and we have established a special assets division to dispose of legacy problem loans and OREO.
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

Covered Loans
As of June 30, 2015, covered loans were $176.2 million, representing 3.4% of our loan portfolio of which 0.5% were past due 30-89 days, 3.1% were nonperforming PCI (of which 1.5% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2014, covered loans were $197.6 million, representing 4.0% of our loan portfolio of which 0.2% were past due 30-89 days, 6.5% were nonperforming PCI (of which 4.2% were >90 days past due and still accreting) and 0.3% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date.
As of June 30, 2015, covered loans and OREO subject to the commercial shared-loss agreements expiring during the third quarter of 2015, were $91.9 million and $8.0 million, respectively. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. Covered loans and OREO subject to the single family shared-loss agreements expiring on July 16, 2020, were $84.3 million and $0.4 million, respectively. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010.
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
Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through June 30, 2015, totaling $133.9 million, have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.
Non-Covered Loans
As of June 30, 2015, non-covered loans were $5.0 billion, representing 96.6% of our loan portfolio, of which 0.2% were past due 30-89 days, 1.6% were nonperforming PCI (of which 0.3% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2014, non-covered loans were $4.8 billion, representing 96.0% of our loan portfolio, of which 0.2% were past due 30-89 days, 2.3% were nonperforming PCI (of which 0.6% were >90 days past due and still accreting) and 0.2% were nonaccrual.
At June 30, 2015, 27.3% of the non-covered loans were acquired impaired loans. Like our covered loans, these acquired loans had disproportionate commercial real estate concentrations. However, the credit quality of these loans is generally higher than that of the covered loans. In connection with the acquisitions, we applied acquisition accounting adjustments to the acquired non-covered loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.
Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	June 30, 2015				December 31, 2014
	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$28,086	0.4%	1.1%	—%	$33,778	—%	4.8%	—%
Other commercial construction and land	10,861	—%	4.1%	—%	10,379	—%	39.0%	—%
Multifamily commercial real estate	4,566	—%	—%	—%	4,663	—%	—%	—%
1-4 family residential construction and land	—	—%	—%	—%	870	—%	—%	—%
Total commercial real estate	43,513	0.2%	1.7%	—%	49,690	—%	11.4%	—%
Owner occupied commercial real estate	42,179	1.2%	1.7%	—%	47,827	—%	2.4%	—%
Commercial and industrial loans	6,168	0.2%	0.4%	1.1%	7,371	—%	0.9%	0.9%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	48,347	1.1%	1.5%	0.1%	55,198	—%	2.2%	0.1%
1-4 family residential	48,141	0.2%	6.0%	0.1%	51,903	0.2%	9.0%	0.1%
Home equity loans	35,537	0.2%	2.9%	0.9%	39,913	0.6%	3.3%	1.1%
Other consumer loans	165	—%	18.2%	—%	99	—%	27.3%	—%
Total consumer	83,843	0.2%	4.7%	0.4%	91,915	0.4%	6.5%	0.6%
Other	500	—%	—%	—%	844	—%	—%	—%
Total covered loans	$176,203	0.5%	3.1%	0.2%	$197,647	0.2%	6.5%	0.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$806,265	0.1%	0.9%	—%	$764,778	—%	2.0%	0.1%
Other commercial construction and land	171,422	0.5%	11.6%	0.2%	190,376	0.1%	12.9%	0.1%
Multifamily commercial real estate	72,188	—%	1.5%	—%	84,469	—%	2.3%	—%
1-4 family residential construction and land	78,572	—%	—%	—%	67,788	—%	1.3%	—%
Total commercial real estate	1,128,447	0.2%	2.5%	—%	1,107,411	—%	3.8%	0.1%
Owner occupied commercial real estate	987,932	0.2%	1.1%	0.4%	998,909	0.2%	1.5%	0.3%
Commercial and industrial loans	1,175,283	—%	1.8%	0.1%	1,066,420	—%	2.2%	0.2%
Lease financing	1,661	—%	—%	—%	2,005	—%	—%	—%
Total commercial	2,164,876	0.1%	1.5%	0.2%	2,067,334	0.1%	1.9%	0.2%
1-4 family residential	911,083	0.2%	1.6%	0.2%	873,795	0.2%	2.4%	0.1%
Home equity loans	339,734	0.4%	0.8%	0.4%	338,562	0.5%	1.1%	0.5%
Other consumer loans	341,425	0.8%	0.1%	0.3%	272,354	1.0%	0.1%	0.3%
Total consumer	1,592,242	0.4%	1.1%	0.2%	1,484,711	0.4%	1.7%	0.3%
Other	144,646	—%	0.2%	—%	143,116	0.1%	1.8%	—%
Total non-covered loans	$5,030,211	0.2%	1.6%	0.2%	$4,802,572	0.2%	2.3%	0.2%
Total loans	$5,206,414	0.2%	1.6%	0.2%	$5,000,219	0.2%	2.4%	0.2%
Of the loans that were nonperforming PCI as of June 30, 2015 and December 31, 2014, $5.4 million (or approximately 6.5%) and $12.9 million (or approximately 10.6%) were covered by loss sharing agreements with the FDIC, respectively. Of these loans $2.7 million (or approximately 1.5%) and $8.2 million (or approximately 4.2%) were >90 days past due and still accreting as of June 30, 2015 and December 31, 2014, respectively. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of June 30, 2015 declined by $37.3 million, or 29%, to $93.3 million as compared to $130.6 million at December 31, 2014. The change in non-performing loans during the six months ended June 30, 2015 was attributable to $45.9 million in resolutions and $7.1 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $15.7 million of loans that became non-performing. Non-performing loans have declined 76% from a peak of $382.5 million at December 31, 2011.
During the six months ended June 30, 2015, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 50.1% consisted of residential loans and 35.7% consisted of commercial real estate loans.

The customer-owed principal balances and carrying amounts as of June 30, 2015 and December 31, 2014 are set forth in the tables below:

(Dollars in thousands)	June 30, 2015
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$70,517	$28,086	39.8%	$298	1.1%
Other commercial construction and land	67,656	10,861	16.1%	447	4.1%
Multifamily commercial real estate	10,066	4,566	45.4%	—	—%
1-4 family residential construction and land	3,170	—	—%	—	—%
Total commercial real estate	151,409	43,513	28.7%	745	1.7%
Owner occupied commercial real estate	56,336	42,179	74.9%	698	1.7%
Commercial and industrial loans	16,540	6,168	37.3%	93	1.5%
Lease financing	—	—	—%	—	—%
Total commercial	72,876	48,347	66.3%	791	1.6%
1-4 family residential	76,427	48,141	63.0%	2,946	6.1%
Home equity loans	51,854	35,537	68.5%	1,348	3.8%
Other consumer loans	232	165	71.1%	30	18.2%
Total consumer	128,513	83,843	65.2%	4,324	5.2%
Other	15,638	500	3.2%	—	—%
Total covered loans	$368,436	$176,203	47.8%	$5,860	3.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$892,658	$806,265	90.3%	$7,765	1.0%
Other commercial construction and land	430,843	171,422	39.8%	20,136	11.7%
Multifamily commercial real estate	80,315	72,188	89.9%	1,074	1.5%
1-4 family residential construction and land	107,317	78,572	73.2%	—	—%
Total commercial real estate	1,511,133	1,128,447	74.7%	28,975	2.6%
Owner occupied commercial real estate	1,057,258	987,932	93.4%	14,141	1.4%
Commercial and industrial loans	1,277,640	1,175,283	92.0%	22,613	1.9%
Lease financing	1,661	1,661	100.0%	—	—%
Total commercial	2,336,559	2,164,876	92.7%	36,754	1.7%
1-4 family residential	976,250	911,083	93.3%	16,040	1.8%
Home equity loans	390,087	339,734	87.1%	4,249	1.3%
Other consumer loans	349,238	341,425	97.8%	1,113	0.3%
Total consumer	1,715,575	1,592,242	92.8%	21,402	1.3%
Other	143,228	144,646	101.0%	331	0.2%
Total non-covered loans	$5,706,495	$5,030,211	88.1%	$87,462	1.7%
Total loans	$6,074,931	$5,206,414	85.7%	$93,322	1.8%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $192.2 million, or 52.2%, and $676.3 million or 11.9%, respectively.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

(Dollars in thousands)	December 31, 2014
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$79,101	$33,778	42.7%	$1,636	4.8%
Other commercial construction and land	71,888	10,379	14.4%	4,043	30.9%
Multifamily commercial real estate	10,780	4,663	43.3%	—	—%
1-4 family residential construction and land	3,170	870	27.4%	—	—%
Total commercial real estate	164,939	49,690	30.1%	5,679	11.4%
Owner occupied commercial real estate	61,872	47,827	77.3%	1,131	2.4%
Commercial and industrial loans	17,493	7,371	42.1%	129	1.8%
Lease financing	—	—	—%	—	—%
Total commercial	79,365	55,198	69.5%	1,260	2.3%
1-4 family residential	81,325	51,903	63.8%	4,751	9.2%
Home equity loans	56,631	39,913	70.5%	1,743	4.4%
Other consumer loans	230	99	43.0%	27	27.3%
Total consumer	138,186	91,915	66.5%	6,521	7.1%
Other	15,952	844	5.3%	—	—%
Total covered loans	$398,442	$197,647	49.6%	$13,460	6.8%
Non-covered Portfolio
Non-owner occupied commercial real estate	$850,602	$764,778	89.9%	$15,477	2.0%
Other commercial construction and land	458,778	190,376	41.5%	24,835	13.0%
Multifamily commercial real estate	93,140	84,469	90.7%	1,924	2.3%
1-4 family residential construction and land	101,241	67,788	67.0%	873	1.3%
Total commercial real estate	1,503,761	1,107,411	73.6%	43,109	3.9%
Owner occupied commercial real estate	1,071,105	998,909	93.3%	17,713	1.8%
Commercial and industrial loans	1,170,378	1,066,420	91.1%	24,769	2.3%
Lease financing	2,005	2,005	100.0%	—	—%
Total commercial	2,243,488	2,067,334	92.1%	42,482	2.1%
1-4 family residential	953,159	873,795	91.7%	22,508	2.6%
Home equity loans	392,304	338,562	86.3%	5,372	1.6%
Other consumer loans	287,553	272,354	94.7%	1,083	0.4%
Total consumer	1,633,016	1,484,711	90.9%	28,963	2.0%
Other	151,642	143,116	94.4%	2,607	1.8%
Total non-covered loans	$5,531,907	$4,802,572	86.8%	$117,161	2.4%
Total loans	$5,930,349	$5,000,219	84.3%	$130,621	2.6%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $200.8 million, or 50.4%, and $729.3 million, or 13.2%, respectively.

(2)	Includes loans greater than 90 days past due and nonperforming loans less than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At June 30, 2015, the allowance for loan and lease losses was $48.1 million, of which $26.2 million was associated with PCI loans and $21.8 million related to new loans or acquired non-PCI loans. At June 30, 2015, the allowance for loan and lease losses represents 0.92% of our total $5.2 billion loan portfolio. At December 31, 2014, the allowance for loan and lease losses was $50.2 million, of which $28.9 million was associated with PCI loans and $21.3 million related to new loans or acquired non-PCI loans. At December 31, 2014, the allowance for loan and lease losses represented 1.0% of our total $5.0 billion loan portfolio.
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
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and six months ended June 30, 2015 and 2014 by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	June 30, 2015			June 30, 2014
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,295	$26,930	$48,225	$20,194	$35,412	$55,606
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(204)	—	(204)
Other commercial construction and land	—	—	—	1	—	1
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	1	—	1
Total commercial real estate	—	—	—	(202)	—	(202)
Owner occupied commercial real estate	(95)	—	(95)	(8)	—	(8)
Commercial and industrial loans	(41)	—	(41)	(106)	—	(106)
Lease financing	—	—	—	—	—	—
Total commercial	(136)	—	(136)	(114)	—	(114)
1-4 family residential	(80)	—	(80)	(80)	—	(80)
Home equity loans	(247)	—	(247)	(465)	—	(465)
Other consumer loans	(969)	(162)	(1,131)	(781)	—	(781)
Total consumer	(1,296)	(162)	(1,458)	(1,326)	—	(1,326)
Other	(578)	—	(578)	(534)	—	(534)
Total charge-offs	(2,010)	(162)	(2,172)	(2,176)	—	(2,176)
Recoveries:
Non-owner occupied commercial real estate	63	—	63	77	—	77
Other commercial construction and land	5	—	5	4	—	4
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	70	—	70	83	—	83
Owner occupied commercial real estate	—	—	—	1	—	1
Commercial and industrial loans	244	—	244	34	—	34
Lease financing	—	—	—	—	—	—
Total commercial	244	—	244	35	—	35
1-4 family residential	23	—	23	4	—	4
Home equity loans	50	—	50	33	—	33
Other consumer loans	148	—	148	146	—	146
Total consumer	221	—	221	183	—	183
Other	176	—	176	172	—	172
Total recoveries	711	—	711	473	—	473
Net charge-offs	(1,299)	(162)	(1,461)	(1,703)	—	(1,703)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(47)	2,059	2,012	159	626	785
Other commercial construction and land	66	(2,224)	(2,158)	(1)	2,606	2,605
Multifamily commercial real estate	(20)	(2)	(22)	(13)	90	77
1-4 family residential construction and land	144	190	334	(36)	105	69
Total commercial real estate	143	23	166	109	3,427	3,536
Owner occupied commercial real estate	294	(15)	279	(183)	(23)	(206)
Commercial and industrial loans	(134)	169	35	347	172	519
Lease financing	—	—	—	(1)	1	—
Total commercial	160	154	314	163	150	313
1-4 family residential	25	(529)	(504)	303	(3,472)	(3,169)
Home equity loans	229	(168)	61	473	(626)	(153)
Other consumer loans	942	(24)	918	899	104	1,003
Total consumer	1,196	(721)	475	1,675	(3,994)	(2,319)
Other	324	20	344	397	(523)	(126)
Total provision (reversal) for loan and lease losses	1,823	(524)	1,299	2,344	(940)	1,404
Allowance for loan and lease losses at the end of the period	$21,819	$26,244	$48,063	$20,835	$34,472	$55,307

	Six Months Ended
(Dollars in thousands)	June 30, 2015			June 30, 2014
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	(8)	—	(8)	(204)	—	(204)
Other commercial construction and land	—	—	—	(207)	—	(207)
Multifamily commercial real estate	—	—	—	(2)	—	(2)
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(8)	—	(8)	(413)	—	(413)
Owner occupied commercial real estate	(207)	—	(207)	(144)	—	(144)
Commercial and industrial loans	(95)	—	(95)	(161)	—	(161)
Lease financing	—	—	—	—	—	—
Total commercial	(302)	—	(302)	(305)	—	(305)
1-4 family residential	(295)	—	(295)	(101)	—	(101)
Home equity loans	(407)	—	(407)	(594)	—	(594)
Other consumer loans	(1,836)	(162)	(1,998)	(1,588)	—	(1,588)
Total consumer	(2,538)	(162)	(2,700)	(2,283)	—	(2,283)
Other	(1,061)	—	(1,061)	(1,131)	—	(1,131)
Total charge-offs	(3,909)	(162)	(4,071)	(4,132)	—	(4,132)
Recoveries:
Non-owner occupied commercial real estate	66	—	66	90	—	90
Other commercial construction and land	174	—	174	12	—	12
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	3	—	3	4	—	4
Total commercial real estate	243	—	243	106	—	106
Owner occupied commercial real estate	—	—	—	24	—	24
Commercial and industrial loans	395	—	395	166	—	166
Lease financing	—	—	—	—	—	—
Total commercial	395	—	395	190	—	190
1-4 family residential	27	—	27	7	—	7
Home equity loans	142	—	142	114	—	114
Other consumer loans	282	—	282	314	—	314
Total consumer	451	—	451	435	—	435
Other	376	—	376	477	—	477
Total recoveries	1,465	—	1,465	1,208	—	1,208
Net charge-offs	(2,444)	(162)	(2,606)	(2,924)	—	(2,924)
Provision (reversal) for loan losses:
Non-owner occupied commercial real estate	(15)	1,892	1,877	181	(215)	(34)
Other commercial construction and land	(138)	(1,787)	(1,925)	499	2,981	3,480
Multifamily commercial real estate	(24)	(27)	(51)	(24)	184	160
1-4 family residential construction and land	115	136	251	(70)	141	71
Total commercial real estate	(62)	214	152	586	3,091	3,677
Owner occupied commercial real estate	594	(132)	462	39	(1,052)	(1,013)
Commercial and industrial loans	(347)	—	(347)	382	(52)	330
Lease financing	1	(1)	—	(2)	—	(2)
Total commercial	248	(133)	115	419	(1,104)	(685)
1-4 family residential	132	(2,346)	(2,214)	557	(5,049)	(4,492)
Home equity loans	284	(181)	103	614	287	901
Other consumer loans	1,689	(18)	1,671	2,087	(64)	2,023
Total consumer	2,105	(2,545)	(440)	3,258	(4,826)	(1,568)
Other	617	14	631	545	(589)	(44)
Total provision (reversal) for loan losses	2,908	(2,450)	458	4,808	(3,428)	1,380
Allowance for loan losses at the end of the period	$21,819	$26,244	$48,063	$20,835	$34,472	$55,307

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015			December 31, 2014
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$488,059	$1,614	0.3%	$431,345	$1,563	0.4%
Other commercial construction and land	74,773	1,440	1.9%	66,978	1,411	2.1%
Multifamily commercial real estate	48,816	102	0.2%	60,092	126	0.2%
1-4 family residential construction and land	75,749	856	1.1%	58,046	739	1.3%
Total commercial real estate	687,397	4,012	0.6%	616,461	3,839	0.6%
Owner occupied commercial real estate	790,522	2,516	0.3%	783,850	2,129	0.3%
Commercial and industrial	1,090,169	7,696	0.7%	969,406	7,742	0.8%
Lease financing	1,661	—	—%	2,005	—	—%
Total commercial	1,882,352	10,212	0.5%	1,755,261	9,871	0.6%
1-4 family residential	665,355	2,704	0.4%	600,023	2,840	0.5%
Home equity loans	293,174	657	0.2%	286,914	639	0.2%
Other consumer loans	337,295	3,966	1.2%	266,582	3,830	1.4%
Total consumer	1,295,824	7,327	0.6%	1,153,519	7,309	0.6%
Other	108,891	268	0.2%	103,213	336	0.3%
Total loans	$3,974,464	$21,819	0.5%	$3,628,454	$21,355	0.6%

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

The following table summarizes criticized and classified loans at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015 (1)			December 31, 2014 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$8,602	$65,733	$74,335	$9,076	$91,895	$100,971
Other commercial construction and land	5,270	50,052	55,322	6,912	52,278	59,190
Multifamily commercial real estate	840	3,445	4,285	811	4,760	5,571
1-4 family residential construction and land	—	2,868	2,868	870	3,011	3,881
Total commercial real estate	14,712	122,098	136,810	17,669	151,944	169,613
Owner occupied commercial real estate	9,660	44,646	54,306	16,679	53,738	70,417
Commercial and industrial	3,592	42,476	46,068	3,748	36,631	40,379
Lease financing	—	—	—	—	—	—
Total commercial	13,252	87,122	100,374	20,427	90,369	110,796
1-4 family residential	5,322	35,539	40,861	8,785	43,379	52,164
Home equity loans	1,489	7,064	8,553	2,073	8,356	10,429
Other consumer loans	30	1,147	1,177	27	1,127	1,154
Total consumer	6,841	43,750	50,591	10,885	52,862	63,747
Other	500	2,346	2,846	844	4,226	5,070
Total loans	$35,305	$255,316	$290,621	$49,825	$299,401	$349,226
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $58.6 million, or 34% annualized, during the six months ended June 30, 2015 as a result of 7.1 million in transfers to other real estate owned and $84.0 million of pay downs, charge offs and upgrades. Loan downgrades of $32.5 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of June 30, 2015, there were 28 loans individually evaluated for impairment and 20 deemed impaired with a related allowance for loan and lease losses of $533 thousand. At December 31, 2014, there were 22 loans individually evaluated for impairment and 14 deemed impaired with a related allowance for loan and lease losses of $43 thousand.
Due to the pool method of accounting for purchased credit impaired loans, non-performing PCI loans may be reported as 90 days past due and still accruing/accreting. Going forward, additional acquired loans not classified as purchased credit impaired and new loans originated by us may become impaired and will be classified as such. Impaired loans also include loans which were not classified as non-accrual, but otherwise meet the criteria for classification as an impaired loan (i.e., loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). In our evaluation of the adequacy of the allowance for loan and lease losses, we consider (1) purchased credit impaired loans and loans classified as impaired, (2) our historical portfolio loss experience and trends as well as that of peers and (3) certain other quantitative and qualitative factors.

Non-Performing Assets
Non-performing assets include accruing/accreting loans delinquent 90 days or more, accreting PCI loans less than 90 days with expected cash flows less than contractual, non-accrual loans, repossessed personal property and other real estate. Non-PCI loans are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when such assets are 90 days past due. Non-performing assets were as follows:

(Dollars in thousands)	June 30, 2015			December 31, 2014
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$412	$9,395	$9,807	$578	$8,906	$9,484
Accruing/accreting loans delinquent 90 days or more	2,667	16,414	19,081	8,270	29,863	38,133
Accreting PCI loans <90 days with expected cash flows less than contractual	2,782	61,652	64,434	4,612	78,392	83,004
Total non-performing loans	5,861	87,461	93,322	13,460	117,161	130,621
Repossessed personal property	—	189	189	—	150	150
Other real estate owned	8,436	55,301	63,737	15,714	61,912	77,626
Total non-performing assets	$14,297	$142,951	$157,248	$29,174	$179,223	$208,397
Allowance for loan and lease losses	$9,162	$38,901	$48,063	$9,794	$40,417	$50,211
Non-performing assets as a percent of total assets	0.20%	2.03%	2.23%	0.43%	2.62%	3.05%
Non-performing loans as a percent of total loans	0.11%	1.68%	1.79%	0.27%	2.34%	2.61%
Allowance for loan and lease losses as a percent of non-performing loans	156.32%	44.48%	51.50%	72.76%	34.50%	38.44%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans			0.55%			0.59%
At June 30, 2015 and December 31, 2014, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 4. Loans in our Consolidated Financial Statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at June 30, 2015 declined by $51.1 million to $157.2 million compared to $208.4 million at December 31, 2014. The change in non-performing assets was attributable to the net decline in non-performing loans and other real estate owned of $37.3 million and $13.9 million, respectively. The net decline in non-performing loans was due to $45.9 million in resolutions and $7.1 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $15.7 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $17.8 million, partially offset by acquisitions as noted above.
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
Trading securities related to our non-qualified deferred compensation program totaled $2.9 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively.

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following tables set forth our investment securities as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$22,682	$23,642	3.9%	2.47%	11.30
Mortgage-backed securities—residential issued by government sponsored entities	573,962	572,993	95.5%	1.94%	4.48
Industrial revenue bonds	3,409	3,503	0.6%	2.24%	0.24
Total	$600,053	$600,138	100.0%	1.96%	4.72
Held-to-Maturity
U.S. Government agencies	$13,450	$13,658	3.2%	2.84%	5.29
Corporate bonds	30,067	30,281	7.0%	5.06%	4.44
State and political subdivisions—tax exempt	10,869	11,251	2.6%	3.30%	4.45
State and political subdivisions—taxable	533	551	0.1%	3.91%	3.48
Mortgage-backed securities—residential issued by government sponsored entities	371,508	376,023	87.1%	2.34%	3.85
Total	$426,427	$431,764	100.0%	2.22%	4.40

(Dollars in thousands)	December 31, 2014
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$552,203	99.3%	1.87%	4.02
Industrial revenue bonds	3,580	3,690	0.7%	2.24%	0.24
Total	$554,488	$555,893	100.0%	1.87%	3.99
Held-to-maturity
U.S. Government agencies	$13,989	$14,219	3.2%	2.85%	5.37
Corporate bonds	25,000	25,163	5.7%	5.17%	4.97
State and political subdivisions—tax exempt	13,008	13,436	3.0%	3.24%	4.18
State and political subdivisions—taxable	537	563	0.1%	3.89%	3.90
Mortgage-backed securities—residential issued by government sponsored entities	384,428	389,998	88.0%	2.38%	4.09
Total	$436,962	$443,379	100.0%	2.58%	4.18

Contractual maturities of investment securities at June 30, 2015 and December 31, 2014 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
June 30, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$23,642	2.47%	$—	—%	$23,642	2.47%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	572,993	1.94%	572,993	1.94%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,503	2.24%	—	—%	3,503	2.24%
Total	$—	—%	$—	—%	$—	—%	$27,145	2.44%	$572,993	1.94%	$600,138	1.96%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$13,450	2.84%	$—	—%	$13,450	2.84%
Corporate bonds	—	—%	15,067	4.75%	15,000	5.37%	—	—%	—	—%	30,067	5.06%
State and political subdivisions—tax exempt	3	1.10%	1,198	2.64%	9,668	3.38%	—	—%	—	—%	10,869	3.30%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	533	3.91%	—	—%	533	3.91%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	371,508	2.34%	371,508	2.34%
Total	$3	1.10%	$16,265	4.59%	$24,668	4.58%	$13,983	2.88%	$371,508	2.34%	$426,427	2.22%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Mortgage-backed securities—residential issued by government sponsored entities	$—	—%	$—	—%	$—	—%	$—	—%	$552,203	1.87%	$552,203	1.87%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,690	2.24%	—	—%	3,690	2.24%
Total	$—	—%	$—	—%	$—	—%	$3,690	2.24%	$552,203	1.87%	$555,893	1.87%
Held-to-maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$13,989	2.85%	$—	—%	$13,989	2.85%
Corporate bonds	—	—%	10,000	4.87%	15,000	5.37%					25,000	5.17%
State and political subdivisions—tax exempt	205	0.77%	814	2.04%	11,374	3.33%	615	3.95%	—	—%	13,008	3.24%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	537	3.89%	—	—%	537	3.89%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	384,428	2.38%	384,428	2.38%
Total	$205	0.77%	$10,814	4.66%	$26,374	4.48%	$15,141	2.93%	$384,428	2.38%	$436,962	2.58%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at June 30, 2015 or December 31, 2014 other than as discussed below.

During the quarter ended June 30, 2015, a correspondent bank in which we owned a cost method equity investment filed for bankruptcy protection. Accordingly, we recorded an other than temporary impairment of $288 thousand and completely wrote-off this investment which was acquired along with one of our legacy acquisitions.

Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of June 30, 2015, our core deposits, which we define as demand deposits, savings and money market accounts, increased by $134.2 million as compared to December 31, 2014. Net new checking and money market accounts growth contributed to the increase in core deposits during the six months ended June 30, 2015, as we are building our deposit base around service-oriented customer relationships. The average contractual rate on core deposits decreased to 0.13% during six months ended June 30, 2015, from 0.14% at December 31, 2014.
Time deposit balances increased by $103.1 million during the six months ended June 30, 2015. At June 30, 2015, our wholesale time deposits increased by $70.5 million as compared to December 31, 2014, providing a lower cost source of funding than higher rate legacy time deposits and the legacy debt extinguished during the quarter. The $32.6 million net increase in retail time deposit accounts was primarily a result of a new CD product which raised approximately $57.2 million in new balances. The average contractual rate on time deposits decreased to 0.96% from 1.01% at December 31, 2014. The total cost of deposits slightly decreased to 0.36% during the six months ended June 30, 2015 from 0.37% at December 31, 2014.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015			December 31, 2014			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest bearing demand	$1,132,085	20.6%	—%	$1,054,128	20.1%	—%	$77,957	7.4%
Interest bearing demand	1,367,123	24.9%	0.14%	1,383,990	26.3%	0.15%	(16,867)	(1.2)%
Savings	479,885	8.7%	0.22%	500,028	9.5%	0.22%	(20,143)	(4.0)%
Money market	991,520	18.1%	0.25%	898,254	17.1%	0.23%	93,266	10.4%
Total core deposits	3,970,613	72.3%	0.13%	3,836,400	73.0%	0.14%	134,213	3.5%
Customer time deposits	1,189,185	21.7%	1.07%	1,156,597	22.0%	1.10%	32,588	2.8%
Wholesale time deposits	332,625	6.1%	0.57%	262,103	5.0%	0.59%	70,522	26.9%
Total time deposits	1,521,810	27.7%	0.96%	1,418,700	27.0%	1.01%	103,110	7.3%
Total deposits	$5,492,423	100.0%	0.36%	$5,255,100	100.0%	0.37%	$237,323	4.5%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	June 30, 2015		December 31, 2014
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand	$1,123,466	—%	$1,047,135	—%
Interest bearing
Interest bearing demand	1,381,609	0.17%	1,351,295	0.17%
Savings	484,622	0.21%	508,979	0.22%
Money market	943,160	0.25%	905,225	0.24%
Time deposits (1)	1,464,552	0.93%	1,434,775	0.86%
Total deposits	$5,397,409	0.36%	$5,247,409	0.34%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by maturity and deposit amount:

(Dollars in thousands)	June 30, 2015
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of Less than $100K	Total
Three or less	$151,564	$137,943	$289,507
Over three to six	84,503	94,569	179,072
Over six to twelve	88,359	160,560	248,919
Over twelve	353,569	450,743	804,312
Total deposits	$677,995	$843,815	$1,521,810

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
As of June 30, 2015 and December 31, 2014, we had 13.15% and 13.63% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.
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

(Dollars in thousands)
	June 30, 2015	December 31, 2014
Total shareholders' equity	$1,059,346	$1,063,574
Less: goodwill and intangible assets	(151,517)	(153,419)
Tangible common equity	$907,829	$910,155
Total assets	$7,054,501	$6,831,410
Less: goodwill and intangible assets	(151,517)	(153,419)
Tangible assets	$6,902,984	$6,677,991
Tangible common equity ratio	13.15%	13.63%
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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars and shares in thousands, except per share amounts)
	June 30, 2015	December 31, 2014
Total shareholders' equity	$1,059,346	$1,063,574
Less: goodwill and intangible assets, net of taxes	(145,035)	(146,168)
Tangible book value	$914,311	$917,406
Common shares outstanding	46,440	47,593
Book value per share	$22.81	$22.35
Tangible book value per share	$19.69	$19.28
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of June 30, 2015, we had a Tier 1 leverage ratio of 14.7%, which provided us with $313.4 million in excess capital relative to the 10% Tier 1 leverage ratio required for the Bank under the OCC Operating Agreement and $447.9 million in excess capital relative to our longer-term target of 8%. As of June 30, 2015, Capital Bank, N.A. had a 11.2% Tier 1 leverage ratio, a 13.2% Tier 1 common capital ratio, 13.2% Tier 1 risk-based ratio and a 14.1% Total risk-based capital ratio.
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

The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of June 30, 2015 and December 31, 2014 are presented in the following tables:

(Dollars in thousands)			Actual
June 30, 2015	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2015	December 31, 2014
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	14.7%	14.3%
Capital Bank, N.A.	≥ 5.0%	≥ 4.0%	11.2%	13.5%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	16.1%	N/A
Capital Bank, N.A.	≥ 6.5%	≥ 4.5%	13.2%	N/A
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	17.3%	18.0%
Capital Bank, N.A.	≥ 8.0%	≥ 6.0%	13.2%	17.0%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	18.2%	19.1%
Capital Bank, N.A.	≥ 10.0%	≥ 8.0%	14.1%	18.1%

	Actual
(Dollars in thousands)	June 30, 2015	December 31, 2014
CBF Consolidated
Tier 1 Leverage Capital	$986,167	$933,335
Excess Tier 1 Leverage Capital:
vs. 10% regulatory requirement	313,389	279,723
vs. 8% target	447,945	410,446
Capital Bank, N.A.
Tier 1 Leverage Capital	745,997	881,395
Excess Tier 1 Leverage Capital:
vs. 10% regulatory requirement	76,701	229,295
vs. 8% target	210,560	359,715
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and

2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of June 30, 2015, our capital buffer would be 6.10%; well exceeding the 2.5% 2019 requirement.
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

Dividend Program
The Company's board of directors has approved a quarterly common dividend program commencing in the third quarter at an amount to be determined.
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
As of June 30, 2015 and December 31, 2014, cash and liquid securities totaled 17.4% and 17.3% of assets, respectively, providing us with $172.6 million and $158.7 million, respectively, of excess liquidity relative to our planning target. As of June 30, 2015, the ratio of wholesale to total funding was 15.1%, which is consistent with our planning target of 15%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At June 30, 2015 and December 31, 2014, there were $356.0 million and $296.1 million, respectively, in FHLB advances outstanding. In addition, we had $25.4 million and $25.7 million in letters of credit outstanding as of June 30, 2015 and December 31, 2014, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $331.4 million and $247.7 million, respectively.
We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.
As of June 30, 2015 and December 31, 2014, our holding company had cash of approximately $199.6 million and $54.8 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The increase in cash was due to the $199.4 million dividend to the Company by its subsidiary Capital Bank N.A., which was paid on January 30, 2015, upon Board and regulatory approval, partially offset by $25.0 million of share buybacks. We may use this dividend for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At June 30, 2015, approximately 53% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of five years or less. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At June 30, 2015, securities accounted for 15% of assets, and the effective duration of the portfolio was 3.9 years with limited extension risk to 4.1 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At June 30, 2015, core deposits accounted for 72% of total deposits, and checking balances accounted for 63% of core deposits.
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
Based upon the current interest rate environment, as of June 30, 2015, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$21,835	9.1%	$43,751	4.2%
200	15,121	6.3%	37,066	3.6%
100	7,414	3.1%	22,734	2.2%
—	—	—%	—	—%
(25)	(1,738)	(0.7)%	(6,766)	(0.6)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps and cash flow hedges. As of June 30, 2015, we were in compliance with all of the limits and policies established by our Board of Directors for rising rate scenarios. The model indicated the maximum negative impact to net interest income in year two of a 25 basis point parallel falling interest rate scenario was marginally out of compliance as of June 30, 2015 at negative 1.6% (as compared to an imputed proportional limit of negative 1.5%). We believe the Company is more asset sensitive than the median bank based on a recent regulatory study published by the OCC. We continuously evaluate all balance sheet strategies to optimize the Company’s interest rate risk position and plan to take prudent and deliberate actions which we anticipate will moderate our asset sensitivity and move the Company back into compliance with the limits and policies established by our Board of Directors. As a component of these strategies, the Company has entered into $185.0 million of notional receive-fixed interest rate swaps during the six months ended June 30, 2015.
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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSERT
RAPIMAG
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30	—	$—	—	$101,813,600
May 1-31	—	—	—	101,813,600
June 1-30	—	—	—	101,813,600
Total	—	$—	—	$101,813,600
During 2013, 2014 and 2015 the Company’s Board of Directors authorized stock repurchase plans of up to $300.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three months ended June 30, 2015, the Company did not purchase common shares under the current authorization.
As of June 30, 2015, the Company has repurchased a total of $198.2 million or 9,046,956 common shares at an average price of $21.91 per share, and had $101.8 million of remaining availability for future share repurchases.

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

CAPITAL BANK FINANCIAL CORP.

Date:	July 31, 2015	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	July 31, 2015	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)