Form 10-Q
period 2015-09-30
Capital Bank Financial Corp.
filed 2015-11-06
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

Class A Voting Common Stock, $0.01 Par Value	27,215,416
Class B Non-Voting Common Stock, $0.01 Par Value	16,553,429
Class	Outstanding as of October 30, 2015

CAPITAL BANK FINANCIAL CORP.
FORM 10-Q
For the quarter ended September 30, 2015

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$80,642	$106,193
Interest-bearing deposits in other banks	53,947	81,942
Total cash and cash equivalents	134,589	188,135
Trading securities	2,893	2,410
Investment securities available-for-sale at fair value (amortized cost $640,447 and $554,488, respectively)	647,423	555,893
Investment securities held-to-maturity at amortized cost (fair value $475,428 and $443,379, respectively)	467,544	436,962
Loans held for sale	8,515	5,516
Loans, net of deferred loan costs and fees	5,396,429	4,994,703
Less: Allowance for loan and lease losses	46,278	50,211
Loans, net	5,350,151	4,944,492
Other real estate owned	54,691	77,626
FDIC indemnification asset	9,789	16,762
Receivable from FDIC	1,052	3,661
Premises and equipment, net	161,342	173,176
Goodwill	134,522	134,522
Intangible assets, net	16,045	18,897
Deferred income tax asset, net	104,950	129,624
Other assets	167,690	143,734
Total Assets	$7,261,196	$6,831,410
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,099,252	$1,054,128
Interest bearing demand	1,251,365	1,383,990
Money market	1,005,406	898,254
Savings	436,385	500,028
Time deposits	1,773,170	1,418,700
Total deposits	5,565,578	5,255,100
Federal Home Loan Bank advances	520,947	296,091
Short-term borrowings	16,708	23,407
Long-term borrowings	85,230	139,681
Accrued expenses and other liabilities	50,091	53,557
Total liabilities	6,238,554	5,767,836

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 37,178 issued and 27,912 outstanding and 36,936 issued and 30,150 outstanding, respectively.	372	370
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,327 issued and 16,554 outstanding and 18,743 issued and 17,443 outstanding, respectively.	183	187
Additional paid in capital	1,079,229	1,081,628
Retained earnings	198,103	158,403
Accumulated other comprehensive income (loss)	2,578	(3,824)
Treasury stock, at cost, 11,039 and 8,086 shares, respectively	(257,823)	(173,190)
Total shareholders’ equity	1,022,642	1,063,574
Total Liabilities and Shareholders’ Equity	$7,261,196	$6,831,410
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest and dividend income
Loans, including fees	$62,126	$61,942	$183,785	$186,828
Investment securities:
Taxable interest income	5,668	4,913	15,670	13,853
Tax-exempt interest income	133	152	399	463
Dividends	13	14	40	44
Interest-bearing deposits in other banks	19	18	88	81
Other earning assets	759	604	2,093	1,763
Total interest and dividend income	68,718	67,643	202,075	203,032
Interest expense
Deposits	5,396	4,362	14,644	12,923
Long-term borrowings	1,413	1,731	4,783	5,154
Federal Home Loan Bank advances	266	115	575	217
Other borrowings	6	10	22	29
Total interest expense	7,081	6,218	20,024	18,323
Net Interest Income	61,637	61,425	182,051	184,709
Provision for loan and lease losses	799	(1,332)	1,257	48
Net interest income after provision for loan and lease losses	60,838	62,757	180,794	184,661
Non-Interest Income
Service charges on deposit accounts	5,472	5,565	15,366	16,673
Debit card income	3,113	3,017	9,253	8,964
Fees on mortgage loans originated and sold	990	1,195	3,415	3,077
Investment advisory and trust fees	860	1,183	2,991	3,354
FDIC indemnification asset expense	(1,418)	(3,881)	(6,356)	(8,110)
Investment securities gains (losses), net	(43)	317	278	463
Other-than-temporary impairment loss on investments:
Gross impairment loss	—	—	(288)	—
Less: Impairment recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	—	(288)	—
Other income	2,444	2,561	7,042	8,792
Total non-interest income	11,418	9,957	31,701	33,213
Non-Interest Expense
Salaries and employee benefits	22,620	22,590	68,382	69,537
Stock-based compensation expense	309	443	701	2,191
Net occupancy and equipment expense	7,621	8,475	23,504	25,797
Computer services	3,471	3,332	10,211	9,974
Software expense	2,198	1,932	6,422	5,740
Telecommunication expense	1,515	1,406	4,262	4,642
OREO valuation expense	2,075	2,752	5,175	9,347

Net gains on sales of OREO	(351)	(223)	(1,315)	(4,136)
Foreclosed asset related expense	872	845	2,146	3,295
Loan workout expense	194	911	1,612	3,205
Professional fees	1,958	1,532	5,415	5,574
Losses on extinguishment of debt	—	—	1,438	—
Contingent value right expense	—	278	120	1,372
Regulatory assessments	1,423	1,637	4,949	4,914
Restructuring charges, net	23	—	2,542	—
Other expense	4,418	5,508	14,931	16,463
Total non-interest expense	48,346	51,418	150,495	157,915
Income before income taxes	23,910	21,296	62,000	59,959
Income tax expense	8,589	8,053	22,300	22,877
Net income	$15,321	$13,243	$39,700	$37,082

Earnings per share:
Basic	$0.34	$0.28	$0.87	$0.75
Diluted	$0.33	$0.27	$0.84	$0.74

Weighted average shares outstanding:
Basic	45,359	47,912	45,852	49,164
Diluted	46,534	49,069	47,129	50,406
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income	$15,321	$13,243	$39,700	$37,082
Other comprehensive (loss) income before tax:
Unrealized holding (losses) gains on investment securities available-for-sale	6,904	(4,634)	5,897	2,040
Reclassification adjustment for gains realized in net income on securities available-for-sale	(13)	(333)	(326)	(655)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	402	379	1,156	1,084
Unrealized holding losses on cash flow hedges	5,000	—	4,968	—
Reclassification adjustments for net gains included in net income on cash flow hedges	(778)	—	(1,345)	—
Other comprehensive (loss) income, before tax:	11,515	(4,588)	10,350	2,469
Tax effect	(4,392)	1,782	(3,948)	(959)
Other comprehensive (loss) income, net of tax:	7,123	(2,806)	6,402	1,510
Comprehensive income	$22,444	$10,437	$46,102	$38,592
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2014	30,150	$370	17,443	$187	$1,081,628	$158,403	$(3,824)	$(173,190)	$1,063,574
Net income	—	—	—	—	—	39,700	—	—	39,700
Other comprehensive loss, net of tax expense of $3,948	—	—	—	—	—	—	6,402	—	6,402
Stock-based compensation	—	—	—	—	701	—	—	—	701
Excess tax benefit from share-based payment	—	—	—	—	2,202	—	—	—	2,202
Full value stock award	10	—	—	—	—	—	—	—	—
Nonqualified stock option exercise	9	—	—	—	157	—	—	—	157
Restricted stock cancelled	(192)	(2)	—	—	(5,459)	—	—	—	(5,461)
Purchase of treasury stock	(2,480)	—	(474)	—	—	—	—	(84,633)	(84,633)
Conversion of shares	415	4	(415)	(4)	—	—	—	—	—
Balance, September 30, 2015	27,912	$372	16,554	$183	$1,079,229	$198,103	$2,578	$(257,823)	$1,022,642

Balance, December 31, 2013	33,051	$362	19,047	$196	$1,082,235	$107,485	$(7,528)	$(69,962)	$1,112,788
Net income	—	—	—	—	—	37,082	—	—	37,082
Other comprehensive income, net of tax expense of $959	—	—	—	—	—	—	1,510	—	1,510
Stock-based compensation	—	—	—	—	2,191	—	—	—	2,191
Full value stock awards	12	—	—	—	—	—	—	—	—
Excess tax benefit from share-based payment	—	—	—	—	1,603	—	—	—	1,603
Restricted stock cancelled	(192)	(1)	—	—	(4,852)	—	—	—	(4,853)
Purchase of treasury stock	(3,387)	—	(200)	—	—	—	—	(85,382)	(85,382)
Conversion of shares	630	6	(630)	(6)	—	—	—	—	—
Balance, September 30, 2014	30,114	$367	18,217	$190	$1,081,177	$144,567	$(6,018)	$(155,344)	$1,064,939

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net income	$39,700	$37,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchased credit impaired loans	(73,770)	(92,743)
Depreciation and amortization	13,510	14,248
Impairment of premises and equipment	1,525	—
Provision for loan and lease losses	1,257	48
Deferred income tax	20,728	23,879
Net amortization of investment securities premium/discount	4,680	6,375
Other than temporary impairment of investment	288	—
Net realized gains on sales of investment securities	(278)	(463)
Stock-based compensation expense	701	2,191
Net gains on sales of OREO	(1,315)	(4,136)
OREO valuation expense	5,175	9,347
Other	22	39
Net deferred loan origination fees	(5,459)	(5,417)
Losses on extinguishment of debt	1,438	—
Mortgage loans originated for sale	(135,387)	(107,232)
Proceeds from sales of mortgage loans originated for sale	135,803	111,882
Fees on mortgage loans originated and sold	(3,415)	(3,077)
FDIC indemnification asset expense	6,356	8,110
Gains on sales/disposals of premises and equipment	(803)	(45)
Net proceeds from FDIC loss share agreements	2,600	9,616
Change in other assets	(7,474)	(7,220)
Change in accrued expenses and other liabilities	8,474	(4,218)
Net cash provided by (used in) operating activities	14,356	(1,734)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(250,348)	(140,653)
Purchases of investment securities held-to-maturity	(89,174)	(44,143)
Proceeds from sale of investment securities available-for-sale	108,557	172,594
Repayments of principal and maturities of investment securities available-for-sale	51,644	73,896
Repayments of principal and maturities of investment securities held-to-maturity	59,051	53,897
Net purchases of FHLB and FRB stock	(9,006)	(3,421)
Redemption of contingent value right	(17,162)	—
Net increase in loans	(336,593)	(212,736)
Proceeds from the sale of loans	—	2,564
Purchases of premises and equipment	(4,362)	(5,241)
Proceeds from sales of premises and equipment	2,202	139
Proceeds from sales of OREO	27,982	64,360
Net cash used in investing activities	(457,209)	(38,744)

Cash flows from financing activities
Net (decrease) increase in demand, money market and savings accounts	(43,991)	7,783
Net increase (decrease) in time deposits	354,470	(17,390)
Net decrease in short-term borrowings	(6,700)	(1,027)
Prepayment of long-term repurchase agreements	(53,661)	—
Net increase in short-term FHLB advances	225,000	129,720
Net (decrease) increase in long-term FHLB advances	(144)	140
Prepayment of subordinated debt	(3,393)	—
Excess tax benefit from share-based payment	2,202	1,603
Proceeds from exercise of stock options	157	—
Purchases of treasury stock	(84,633)	(85,382)
Net cash provided by financing activities	389,307	35,447
Net decrease in cash and cash equivalents	(53,546)	(5,031)
Cash and cash equivalents at beginning of period	188,135	164,441
Cash and cash equivalents at end of period	$134,589	$159,410

Supplemental disclosures of cash:
Interest paid	$18,421	$17,869
Cash collections of contractual interest on purchased credit impaired loans	45,348	63,528
Income taxes paid	1,411	1,315
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers	$8,905	$30,452
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
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2015-15, "Interest—Imputation of interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". The amendments in ASU 2015-15, adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2015, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2015-14, "Revenue from contracts with customers (Topic 606) - Deferral of the Effective Date". The amendments in ASU 2015-14 establish December 15, 2017 as the effective date of the information related to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The Company is currently evaluating ASU 2014-9 to determine the impact on its consolidated financial position, results of operations and cash flows.
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
In November 2014, the FASB issued ASU 2014-16, “Derivative and Hedging (Topic 815)”. The amendments in ASU 2014-16 do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

amendments explain that an entity should consider all relevant terms and features in evaluating the nature of the host contract. Furthermore, the amendments specify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features. The amendments in ASU 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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

(Shares in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted average number of shares outstanding:
Basic	45,359	47,912	45,852	49,164
Dilutive effect of options outstanding	855	498	786	490
Dilutive effect of unvested restricted shares	320	659	491	752
Diluted	46,534	49,069	47,129	50,406
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Anti-dilutive stock options	9	12	9	12
Anti-dilutive unvested restricted shares	—	—	—	—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

3. Investment Securities
Trading securities totaled $2.9 million and $2.4 million at September 30, 2015 and December 31, 2014, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014, are presented below:

(Dollars in thousands)	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$22,776	$1,129	$30	$23,875
Mortgage-backed securities—residential issued by government sponsored entities	614,262	6,544	702	620,104
Industrial revenue bonds	3,409	35	—	3,444
Total	$640,447	$7,708	$732	$647,423
Held-to-Maturity
U.S. Government agencies	$13,022	$334	$—	$13,356
Corporate bonds	70,063	—	321	69,742
State and political subdivisions—tax exempt	10,805	451	—	11,256
State and political subdivisions—taxable	530	21	—	551
Mortgage-backed securities—residential issued by government sponsored entities	373,124	7,428	29	380,523
Total	$467,544	$8,234	$350	$475,428

(Dollars in thousands)	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$3,127	$1,832	$552,203
Industrial revenue bonds	3,580	110	—	3,690
Total	$554,488	$3,237	$1,832	$555,893
Held-to-Maturity
U.S. Government agencies	$13,989	$230	$—	$14,219
Corporate bonds	25,000	163	—	25,163
State and political subdivisions—tax exempt	13,008	431	3	13,436
State and political subdivisions—taxable	537	26	—	563
Mortgage-backed securities—residential issued by government sponsored entities	384,428	5,626	56	389,998
Total	$436,962	$6,476	$59	$443,379

Proceeds from sales of securities were $56.4 million and $108.6 million for the three and nine months ended September 30, 2015, respectively. Gross gains of $0.2 million and $0.5 million were realized on sales of investments during the three and nine months ended September 30, 2015. Gross losses of $0.1 million and $0.2 million were realized on sales of these investments during the three and nine months ended September 30, 2015.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Proceeds from sales of securities were $22.3 million and $172.6 million for the three and nine months ended September 30, 2014, respectively. Gross gains of $0.3 million and $1.4 million were realized on sales of these investments during the three and nine months ended September 30, 2014. Gross losses of $0.8 million were realized on sales of these investments during the nine months ended September 30, 2014.
The estimated fair value of investment securities at September 30, 2015, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	September 30, 2015
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	—	—	—%
Due after ten years	26,185	27,319	2.47%
Mortgage-backed securities—residential issued by government sponsored entities	614,262	620,104	2.08%
Total	$640,447	$647,423	2.09%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$3	$3	1.10%
Due after one year through five years	19,139	19,176	4.39%
Due after five years through ten years	61,726	61,819	4.88%
Due after ten years	13,552	13,907	2.87%
Mortgage-backed securities—residential issued by government sponsored entities	373,124	380,523	2.38%
Total	$467,544	$475,428	2.80%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2015	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$8,400	$30	$—	$—	$8,400	$30
Mortgage-backed securities—residential issued by government sponsored entities	158,055	554	19,844	148	177,899	702
Total	$166,455	$584	$19,844	$148	$186,299	$732
Held-to-Maturity
U.S. government agencies	$—	$—	$13,356	$264	$13,356	$264
Corporate bonds	69,742	321	—	—	69,742	321
Mortgage-backed securities—residential issued by government sponsored entities	69,363	208	150,413	1,570	219,776	1,778
Total	$139,105	$529	$163,769	$1,834	$302,874	$2,363

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Total	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Held-to-Maturity
U.S Government agencies	$—	$—	$14,219	$445	$14,219	$445
Mortgage-backed securities—residential issued by government sponsored entities	47,696	476	204,112	3,710	251,808	4,186
Total	$47,696	$476	$218,331	$4,155	$266,027	$4,631
As of September 30, 2015, the Company’s security portfolio consisted of 129 securities, 20 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and variable-rate corporate securities.
All of the mortgage-backed securities at September 30, 2015 and December 31, 2014 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015 or December 31, 2014.
Investment securities having carrying values of approximately $277.1 million and $339.0 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

4. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Non-owner occupied commercial real estate	$847,225	$798,556
Other commercial construction and land	192,283	200,755
Multifamily commercial real estate	82,762	89,132
1-4 family residential construction and land	87,193	68,658
Total commercial real estate	1,209,463	1,157,101
Owner occupied commercial real estate	1,065,875	1,046,736
Commercial and industrial	1,219,101	1,073,791
Lease financing	1,488	2,005
Total commercial	2,286,464	2,122,532
1-4 family residential	985,982	925,698
Home equity loans	373,993	378,475
Other consumer loans	401,324	272,453
Total consumer	1,761,299	1,576,626
Other	147,718	143,960
Total loans	$5,404,944	$5,000,219
Total loans include $8.5 million and $5.5 million of 1-4 family residential loans held for sale and $15.6 million and $10.1 million of net deferred loan origination costs and fees as of September 30, 2015 and December 31, 2014, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015, other loans include $44.1 million, $92.3 million and $1.7 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2014, other loans include $41.3 million, $76.9 million and $1.7 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
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
Covered loans and OREO that were subject to the commercial shared-loss agreements which expired during the quarter ending September 30, 2015 were reclassified and are presented as non-covered. The commercial shared-loss agreements provided for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010.
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

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Accretable Yield
Balance at beginning of period	$232,450	$329,421	$292,633	$383,775
Accretion of income	(23,878)	(28,560)	(73,770)	(92,743)
Reclassification from nonaccretable difference	28,172	12,720	73,800	48,616
Other	(6,952)	(6,394)	(62,871)	(32,461)
Balance at end of period	$229,792	$307,187	$229,792	$307,187

Nonaccretable difference, balance at the end of the period	$165,699	$210,101	$165,699	$210,101

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
Non-covered Loans
The following is a summary of the major categories of non-covered loans outstanding as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Non-PCI Loans
September 30, 2015	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$482,476	$49,011	$315,738	$847,225
Other commercial construction and land	93,060	216	98,926	192,202
Multifamily commercial real estate	51,608	6,608	24,546	82,762
1-4 family residential construction and land	84,261	—	2,932	87,193
Total commercial real estate	711,405	55,835	442,142	1,209,382
Owner occupied commercial real estate	800,558	38,828	226,410	1,065,796
Commercial and industrial loans	1,127,004	6,788	85,309	1,219,101
Lease financing	1,488	—	—	1,488
Total commercial	1,929,050	45,616	311,719	2,286,385
1-4 family residential	680,554	36,000	225,013	941,567
Home equity loans	138,107	130,610	71,364	340,081
Other consumer loans	393,577	4,085	3,661	401,323
Total consumer	1,212,238	170,695	300,038	1,682,971
Other	110,940	2,352	34,426	147,718
Total loans	$3,963,633	$274,498	$1,088,325	$5,326,456

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$372,793	$58,552	$333,433	$764,778
Other commercial construction and land	66,817	161	123,398	190,376
Multifamily commercial real estate	47,765	12,327	24,377	84,469
1-4 family residential construction and land	58,046	—	9,742	67,788
Total commercial real estate	545,421	71,040	490,950	1,107,411
Owner occupied commercial real estate	745,728	38,122	215,059	998,909
Commercial and industrial loans	958,628	10,564	97,228	1,066,420
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,686	312,287	2,067,334
1-4 family residential	560,106	43,921	269,768	873,795
Home equity loans	103,644	152,797	82,121	338,562
Other consumer loans	261,935	4,647	5,772	272,354
Total consumer	925,685	201,365	357,661	1,484,711
Other	99,610	3,603	39,903	143,116
Total loans	$3,277,077	$324,694	$1,200,801	$4,802,572
Covered Loans
The following is a summary of the major categories of covered loans outstanding as of September 30, 2015, and December 31, 2014:

(Dollars in thousands)	Non-PCI Loans
September 30, 2015	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$—	$—
Other commercial construction and land	—	—	81	81
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	81	81
Owner occupied commercial real estate	—	—	79	79
Commercial and industrial loans	—	—	—	—
Lease financing	—	—	—	—
Total commercial	—	—	79	79
1-4 family residential	—	1,966	42,449	44,415
Home equity loans	—	26,406	7,506	33,912
Other consumer loans	—	—	1	1
Total consumer	—	28,372	49,956	78,328
Other	—	—	—	—
Total loans	$—	$28,372	$50,116	$78,488

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$33,778	$33,778
Other commercial construction and land	—	—	10,379	10,379
Multifamily commercial real estate	—	—	4,663	4,663
1-4 family residential construction and land	—	—	870	870
Total commercial real estate	—	—	49,690	49,690
Owner occupied commercial real estate	—	—	47,827	47,827
Commercial and industrial loans	—	214	7,157	7,371
Lease financing	—	—	—	—
Total commercial	—	214	54,984	55,198
1-4 family residential	—	1,512	50,391	51,903
Home equity loans	—	30,473	9,440	39,913
Other consumer loans	—	—	99	99
Total consumer	—	31,985	59,930	91,915
Other	—	—	844	844
Total loans	$—	$32,199	$165,448	$197,647

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of September 30, 2015:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$462	$—	$—	$—	$944	$—	$1,406
Other commercial construction and land	49	—	—	—	197	—	246
Multifamily commercial real estate	88	—	—	—	—	—	88
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	599	—	—	—	1,141	—	1,740
Owner occupied commercial real estate	62	—	—	—	2,600	—	2,662
Commercial and industrial loans	365	—	—	—	1,350	—	1,715
Lease financing	—	—	—	—	—	—	—
Total commercial	427	—	—	—	3,950	—	4,377
1-4 family residential	111	—	—	—	1,240	38	1,389
Home equity loans	1,176	24	—	—	1,616	127	2,943
Other consumer loans	3,808	—	—	—	1,495	—	5,303
Total consumer	5,095	24	—	—	4,351	165	9,635
Other	—	—	—	—	40	—	40
Total loans	$6,121	$24	$—	$—	$9,482	$165	$15,792

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$4,693	$—	$1,924	$—	$—	$—	$6,617
Other commercial construction and land	130	—	5,162	—	—	—	5,292
Multifamily commercial real estate	15	—	—	—	—	—	15
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	4,838	—	7,086	—	—	—	11,924
Owner occupied commercial real estate	3,607	—	4,794	—	—	—	8,401
Commercial and industrial loans	764	—	815	—	—	—	1,579
Lease financing	—	—	—	—	—	—	—
Total commercial	4,371	—	5,609	—	—	—	9,980
1-4 family residential	2,147	8	2,430	915	—	—	5,500
Home equity loans	1,308	71	291	51	—	—	1,721
Other consumer loans	88	—	116	—	—	—	204
Total consumer	3,543	79	2,837	966	—	—	7,425
Other	—	—	40	—	—	—	40
Total loans	$12,752	$79	$15,572	$966	$—	$—	$29,369
The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2014:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$534	$—	$534
Other commercial construction and land	31	—	—	—	233	—	264
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	31	—	—	—	767	—	798
Owner occupied commercial real estate	744	—	—	—	2,524	—	3,268
Commercial and industrial loans	70	—	—	—	1,654	66	1,790
Lease financing	—	—	—	—	—	—	—
Total commercial	814	—	—	—	4,178	66	5,058
1-4 family residential	357	—	—	—	1,284	69	1,710
Home equity loans	627	225	—	—	1,758	443	3,053
Other consumer loans	2,508	—	—	—	909	—	3,417
Total consumer	3,492	225	—	—	3,951	512	8,180
Other	30	—	—	—	10	—	40
Total loans	$4,367	$225	$—	$—	$8,906	$578	$14,076

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$1,314	$—	$4,036	$1,636	$—	$—	$6,986
Other commercial construction and land	2,789	—	9,928	2,696	—	—	15,413
Multifamily commercial real estate	249	—	1,392	—	—	—	1,641
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	4,352	—	15,356	4,332	—	—	24,040
Owner occupied commercial real estate	2,531	—	3,957	1,029	—	—	7,517
Commercial and industrial loans	240	—	4,485	92	—	—	4,817
Lease financing	—	—	—	—	—	—	—
Total commercial	2,771	—	8,442	1,121	—	—	12,334
1-4 family residential	3,480	352	5,251	2,010	—	—	11,093
Home equity loans	1,524	335	788	780	—	—	3,427
Other consumer loans	152	—	26	27	—	—	205
Total consumer	5,156	687	6,065	2,817	—	—	14,725
Other	2,012	—	—	—	—	—	2,012
Total loans	$14,291	$687	$29,863	$8,270	$—	$—	$53,111
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans, excluding PCI loans by internal rating at September 30, 2015:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$528,912	$1,631	$—	$944	$—	$531,487
Other commercial construction and land	93,013	43	25	195	—	93,276
Multifamily commercial real estate	58,128	88	—	—	—	58,216
1-4 family residential construction and land	82,363	—	1,898	—	—	84,261
Total commercial real estate	762,416	1,762	1,923	1,139	—	767,240
Owner occupied commercial real estate	824,257	8,879	3,650	2,600	—	839,386
Commercial and industrial loans	1,114,883	13,787	3,772	1,350	—	1,133,792
Lease financing	1,488	—	—	—	—	1,488
Total commercial	1,940,628	22,666	7,422	3,950	—	1,974,666
1-4 family residential	714,862	207	2,172	1,279	—	718,520
Home equity loans	291,415	56	1,908	1,744	—	295,123
Other consumer loans	396,167	—	—	1,495	—	397,662
Total consumer	1,402,444	263	4,080	4,518	—	1,411,305
Other	112,822	430	—	40	—	113,292
Total loans	$4,218,310	$25,121	$13,425	$9,647	$—	$4,266,503

The following table summarizes loans, excluding PCI loans by internal rating at December 31, 2014:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$429,126	$835	$850	$534	$—	$431,345
Other commercial construction and land	66,667	47	31	233	—	66,978
Multifamily commercial real estate	60,092	—	—	—	—	60,092
1-4 family residential construction and land	56,551	—	1,495	—	—	58,046
Total commercial real estate	612,436	882	2,376	767	—	616,461
Owner occupied commercial real estate	766,822	6,687	7,817	2,524	—	783,850
Commercial and industrial loans	963,273	2,235	2,178	1,720	—	969,406
Lease financing	2,005	—	—	—	—	2,005
Total commercial	1,732,100	8,922	9,995	4,244	—	1,755,261
1-4 family residential	601,738	283	2,165	1,353	—	605,539
Home equity loans	282,597	59	2,057	2,201	—	286,914
Other consumer loans	265,673	—	—	909	—	266,582
Total consumer	1,150,008	342	4,222	4,463	—	1,159,035
Other	102,730	473	—	10	—	103,213
Total loans	$3,597,274	$10,619	$16,593	$9,484	$—	$3,633,970

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

5. Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of period	$48,063	$55,307	$50,211	$56,851
Provision (reversal of provision) for loan losses for PCI loans	490	(4,205)	(1,960)	(7,633)
PCI loans charged-off	(1,085)	—	(1,247)	—
Provision for loan losses for non-PCI loans	309	2,873	3,217	7,681
Non-PCI loans charged-off	(2,207)	(2,306)	(6,116)	(6,438)
Recoveries of non-PCI loans previously charged-off	708	665	2,173	1,873
Balance, end of period	$46,278	$52,334	$46,278	$52,334

The following tables present the roll forward of the allowance for loan and lease losses for the three and nine months ended September 30, 2015 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	June 30, 2015	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	September 30, 2015
Non-owner occupied commercial real estate	$3,965	$189	$3	$4,157
Other commercial construction and land	10,422	1,350	(1,083)	10,689
Multifamily commercial real estate	201	(14)	—	187
1-4 family residential construction and land	1,356	(142)	2	1,216
Total commercial real estate	15,944	1,383	(1,078)	16,249
Owner occupied commercial real estate	2,759	(719)	2	2,042
Commercial and industrial loans	9,455	196	(164)	9,487
Lease financing	—	—	—	—
Total commercial	12,214	(523)	(162)	11,529
1-4 family residential	12,969	(1,126)	(30)	11,813
Home equity loans	2,653	(557)	13	2,109
Other consumer loans	4,077	1,050	(795)	4,332
Total consumer	19,699	(633)	(812)	18,254
Other	206	572	(532)	246
Total loans	$48,063	$799	$(2,584)	$46,278

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2014	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	September 30, 2015
Non-owner occupied commercial real estate	$2,022	$2,066	$69	$4,157
Other commercial construction and land	12,181	(575)	(917)	10,689
Multifamily commercial real estate	252	(65)	—	187
1-4 family residential construction and land	1,102	109	5	1,216
Total commercial real estate	15,557	1,535	(843)	16,249
Owner occupied commercial real estate	2,504	(257)	(205)	2,042
Commercial and industrial loans	9,502	(151)	136	9,487
Lease financing	—	—	—	—
Total commercial	12,006	(408)	(69)	11,529
1-4 family residential	15,451	(3,340)	(298)	11,813
Home equity loans	2,815	(454)	(252)	2,109
Other consumer loans	4,122	2,721	(2,511)	4,332
Total consumer	22,388	(1,073)	(3,061)	18,254
Other	260	1,203	(1,217)	246
Total loans	$50,211	$1,257	$(5,190)	$46,278

The following tables present the roll forward of the allowance for loan and lease losses for the three and nine months ended September 30, 2014 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	June 30, 2014	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	September 30, 2014
Non-owner occupied commercial real estate	$4,487	$(1,772)	$119	$2,834
Other commercial construction and land	11,502	1,401	11	12,914
Multifamily commercial real estate	480	(17)	—	463
1-4 family residential construction and land	1,631	(386)	(2)	1,243
Total commercial real estate	18,100	(774)	128	17,454
Owner occupied commercial real estate	3,317	(430)	(10)	2,877
Commercial and industrial loans	8,645	(113)	(177)	8,355
Lease financing	1	—	—	1
Total commercial	11,963	(543)	(187)	11,233
1-4 family residential	17,138	(1,250)	(8)	15,880
Home equity loans	4,290	(371)	(299)	3,620
Other consumer loans	3,431	1,244	(851)	3,824
Total consumer	24,859	(377)	(1,158)	23,324
Other	385	362	(424)	323
Total loans	$55,307	$(1,332)	$(1,641)	$52,334

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2013	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	September 30, 2014
Non-owner occupied commercial real estate	$4,635	$(1,806)	$5	$2,834
Other commercial construction and land	8,217	4,881	(184)	12,914
Multifamily commercial real estate	320	143	—	463
1-4 family residential construction and land	1,558	(315)	—	1,243
Total commercial real estate	14,730	2,903	(179)	17,454
Owner occupied commercial real estate	4,450	(1,443)	(130)	2,877
Commercial and industrial loans	8,310	217	(172)	8,355
Lease financing	3	(2)	—	1
Total commercial	12,763	(1,228)	(302)	11,233
1-4 family residential	21,724	(5,742)	(102)	15,880
Home equity loans	3,869	530	(779)	3,620
Other consumer loans	2,682	3,267	(2,125)	3,824
Total consumer	28,275	(1,945)	(3,006)	23,324
Other	1,083	318	(1,078)	323
Total loans	$56,851	$48	$(4,565)	$52,334

The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and nine months ended September 30, 2015 and 2014, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	September 30, 2015			September 30, 2014
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,819	$26,244	$48,063	$20,835	$34,472	$55,307
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(89)	—	(89)
Other commercial construction and land	(1)	(1,085)	(1,086)	1	—	1
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	(4)	—	(4)
Total commercial real estate	(1)	(1,085)	(1,086)	(92)	—	(92)
Owner occupied commercial real estate	(125)	—	(125)	(12)	—	(12)
Commercial and industrial loans	(178)	—	(178)	(283)	—	(283)
Lease financing	—	—	—	—	—	—
Total commercial	(303)	—	(303)	(295)	—	(295)
1-4 family residential	(34)	—	(34)	(13)	—	(13)
Home equity loans	(146)	—	(146)	(337)	—	(337)
Other consumer loans	(1,018)	—	(1,018)	(984)	—	(984)
Total consumer	(1,198)	—	(1,198)	(1,334)	—	(1,334)
Other	(705)	—	(705)	(585)	—	(585)
Total charge-offs	(2,207)	(1,085)	(3,292)	(2,306)	—	(2,306)
Recoveries:
Non-owner occupied commercial real estate	3	—	3	208	—	208
Other commercial construction and land	3	—	3	10	—	10
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	8	—	8	220	—	220
Owner occupied commercial real estate	127	—	127	2	—	2
Commercial and industrial loans	14	—	14	106	—	106
Lease financing	—	—	—	—	—	—
Total commercial	141	—	141	108	—	108
1-4 family residential	4	—	4	5	—	5
Home equity loans	159	—	159	38	—	38
Other consumer loans	223	—	223	133	—	133
Total consumer	386	—	386	176	—	176
Other	173	—	173	161	—	161
Total recoveries	708	—	708	665	—	665
Net charge-offs	(1,499)	(1,085)	(2,584)	(1,641)	—	(1,641)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(317)	506	189	(76)	(1,696)	(1,772)
Other commercial construction and land	154	1,196	1,350	493	908	1,401
Multifamily commercial real estate	(26)	12	(14)	23	(40)	(17)
1-4 family residential construction and land	(62)	(80)	(142)	(70)	(316)	(386)
Total commercial real estate	(251)	1,634	1,383	370	(1,144)	(774)
Owner occupied commercial real estate	(746)	27	(719)	(29)	(401)	(430)
Commercial and industrial loans	224	(28)	196	66	(179)	(113)
Lease financing	—	—	—	—	—	—
Total commercial	(522)	(1)	(523)	37	(580)	(543)
1-4 family residential	(385)	(741)	(1,126)	395	(1,645)	(1,250)
Home equity loans	(69)	(488)	(557)	389	(760)	(371)
Other consumer loans	1,067	(17)	1,050	1,239	5	1,244
Total consumer	613	(1,246)	(633)	2,023	(2,400)	(377)
Other	469	103	572	443	(81)	362
Total provision (reversal) for loan and lease losses	309	490	799	2,873	(4,205)	(1,332)
Allowance for loan and lease losses at the end of the period	$20,629	$25,649	$46,278	$22,067	$30,267	$52,334

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30, 2015			September 30, 2014
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(292)	—	(292)
Other commercial construction and land	(9)	(1,085)	(1,094)	(207)	—	(207)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	(6)	—	(6)
Total commercial real estate	(9)	(1,085)	(1,094)	(505)	—	(505)
Owner occupied commercial real estate	(332)	—	(332)	(156)	—	(156)
Commercial and industrial loans	(273)	—	(273)	(444)	—	(444)
Lease financing	—	—	—	—	—	—
Total commercial	(605)	—	(605)	(600)	—	(600)
1-4 family residential	(329)	—	(329)	(114)	—	(114)
Home equity loans	(553)	—	(553)	(931)	—	(931)
Other consumer loans	(2,854)	(162)	(3,016)	(2,572)	—	(2,572)
Total consumer	(3,736)	(162)	(3,898)	(3,617)	—	(3,617)
Other	(1,766)	—	(1,766)	(1,716)	—	(1,716)
Total charge-offs	(6,116)	(1,247)	(7,363)	(6,438)	—	(6,438)
Recoveries:
Non-owner occupied commercial real estate	69	—	69	297	—	297
Other commercial construction and land	177	—	177	23	—	23
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	5	—	5	6	—	6
Total commercial real estate	251	—	251	326	—	326
Owner occupied commercial real estate	127	—	127	26	—	26
Commercial and industrial loans	409	—	409	272	—	272
Lease financing	—	—	—	—	—	—
Total commercial	536	—	536	298	—	298
1-4 family residential	31	—	31	12	—	12
Home equity loans	301	—	301	152	—	152
Other consumer loans	505	—	505	447	—	447
Total consumer	837	—	837	611	—	611
Other	549	—	549	638	—	638
Total recoveries	2,173	—	2,173	1,873	—	1,873
Net charge-offs	(3,943)	(1,247)	(5,190)	(4,565)	—	(4,565)
Provision (reversal) for loan losses:
Non-owner occupied commercial real estate	(332)	2,398	2,066	105	(1,911)	(1,806)
Other commercial construction and land	16	(591)	(575)	992	3,889	4,881
Multifamily commercial real estate	(50)	(15)	(65)	(1)	144	143
1-4 family residential construction and land	53	56	109	(140)	(175)	(315)
Total commercial real estate	(313)	1,848	1,535	956	1,947	2,903
Owner occupied commercial real estate	(152)	(105)	(257)	10	(1,453)	(1,443)
Commercial and industrial loans	(122)	(29)	(151)	448	(231)	217
Lease financing	—	—	—	(2)	—	(2)
Total commercial	(274)	(134)	(408)	456	(1,684)	(1,228)
1-4 family residential	(253)	(3,087)	(3,340)	952	(6,694)	(5,742)
Home equity loans	215	(669)	(454)	1,003	(473)	530
Other consumer loans	2,756	(35)	2,721	3,326	(59)	3,267
Total consumer	2,718	(3,791)	(1,073)	5,281	(7,226)	(1,945)
Other	1,086	117	1,203	988	(670)	318
Total provision (reversal) for loan losses	3,217	(1,960)	1,257	7,681	(7,633)	48
Allowance for loans and lease losses at the end of the period	$20,629	$25,649	$46,278	$22,067	$30,267	$52,334

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of September 30, 2015:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,300	$2,857	$—	$531,487	$315,738
Other commercial construction and land	—	1,597	9,092	—	93,276	99,007
Multifamily commercial real estate	—	76	111	—	58,216	24,546
1-4 family residential construction and land	—	796	420	—	84,261	2,932
Total commercial real estate	—	3,769	12,480	—	767,240	442,223
Owner occupied commercial real estate	300	1,472	270	4,180	835,206	226,489
Commercial and industrial loans	177	7,579	1,731	1,924	1,131,868	85,309
Lease financing	—	—	—	—	1,488	—
Total commercial	477	9,051	2,001	6,104	1,968,562	311,798
1-4 family residential	4	2,285	9,524	72	709,933	267,462
Home equity loans	13	588	1,508	203	294,920	78,870
Other consumer loans	12	4,225	95	255	397,407	3,662
Total consumer	29	7,098	11,127	530	1,402,260	349,994
Other	—	205	41	—	113,292	34,426
Total loans	$506	$20,123	$25,649	$6,634	$4,251,354	$1,138,441

(1)	Loans collectively evaluated for impairment include $302.6 million of acquired loans which are presented net of unamortized purchase discounts of $8.8 million.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the three and nine months ended September 30, 2015 and 2014, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s Consolidated Financial Statements or on the determination of the allowance for loan and lease losses at September 30, 2015 and 2014. The Company had loans modified in TDRs with recorded investments of $0.7 million and $1.4 million for the three and nine months ended September 30, 2015, respectively. The Company had loans modified in TDRs with recorded investments of $1.2 million and $3.7 million for the three and nine months ended September 30, 2014, respectively.
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
The loss sharing agreements consist of three (one for each Failed Bank) single-family shared-loss agreements and three (one for each Failed Bank) commercial and other loans shared-loss agreements. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010 for single-family residential loans. The commercial shared-loss agreements provide for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. Covered loans and OREO subject to the commercial shared-loss agreements that expired during the quarter ending September 30, 2015, were $89.3 million and $6.9 million, respectively.
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)

Balance, December 31, 2014	$16,762
Indemnification asset income	1,682
Amortization of indemnification asset	(8,038)
Cash received on reimbursable losses	(617)
Balance, September 30, 2015	$9,789

Balance, December 31, 2013	$33,610
Indemnification asset income	(977)
Amortization of indemnification asset	(7,133)
Cash received on reimbursable losses	(4,475)
Balance, September 30, 2014	$21,025

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

7. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2015 and 2014 is presented in the table below.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of period	$63,737	$96,283	$77,626	$129,396
Real estate acquired from borrowers	1,848	12,590	8,905	30,452
Valuation allowance	(2,075)	(2,752)	(5,175)	(9,347)
Properties sold	(8,819)	(15,844)	(26,665)	(60,224)
Balance, end of period	$54,691	$90,277	$54,691	$90,277

Ending balances for OREO covered by loss sharing agreements with the FDIC for these periods were $0.3 million and $14.9 million, respectively. OREO coverage subject to the commercial shared-loss agreements expired during the quarter ending September 30, 2015. Non-covered OREO ending balances for these periods were $54.4 million and $75.4 million, respectively.
For the three and nine months ended September 30, 2015, proceeds on sales of OREO were $9.2 million and $28.0 million, respectively and net gains were $0.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2014, proceeds on sales of OREO were $16.0 million and $64.4 million, respectively and net gains were $0.2 million and $4.1 million, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

8. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase, cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at September 30, 2015 and December 31, 2014 were $13.0 million and $23.4 million, respectively, and were collateralized by $24.1 million and $34.9 million, respectively, of agency mortgage-backed securities.
The Bank has $3.7 million of short term borrowings related to cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at September 30, 2015 and December 31, 2014 provided for incremental borrowing availability of up to $212.8 million and $247.7 million, respectively.
At September 30, 2015 and December 31, 2014, the Bank had $25.4 million and $25.7 million in letters of credit issued by the FHLB respectively, of which $25.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida.

The advances as of September 30, 2015 and December 31, 2014 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount
September 30, 2015	Maturity Date	Interest Rate as of September 30, 2015
$120,000	May 19, 2016	0.36%
50,000	December 31, 2019	0.21%	(1 Month FRC + 2 bps)*
464	November 6, 2017	0.50%
50,000	November 20, 2017	0.23%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.23%	(1 Month FRC + 2 bps)*
40,000	November 25, 2016	0.22%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.20%	(1 Month FRC + 2 bps)*
150,000	August 11, 2020	0.25%	(1 Month FRC + 2 bps)*
483	February 10, 2026	—%
$520,947

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
$296,091

(*) FRC = FHLB Fixed Rate Credit interest rate.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

9. Long-Term Borrowings
Structured repurchase agreements
During the second quarter of 2015, the Company prepaid $52.3 million of long term repurchase agreements acquired through the Company's legacy acquisitions. The Company recorded a $1.6 million loss on extinguishment of debt as a result of this prepayment.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The subordinated debentures as of September 30, 2015 and December 31, 2014 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	September 30, 2015	December 31, 2014	Interest Rate as of September 30, 2015		Maturity Date
July 31, 2001	$5,000	$3,944	$3,900	3.88%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,748	2,699	3.88%	(3 Month LIBOR + 358 bps)	July 31, 2031
June 26, 2003	10,000	6,093	6,017	3.43%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,630	6,516	3.14%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	5,879	5,802	3.15%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,632	1,594	2.02%	(3 Month LIBOR + 168 bps)	June 28, 2035
December 22, 2005	10,000	4,699	4,607	1.74%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	6,829	6,668	1.88%	(3 Month LIBOR + 154 bps)	March 15, 2036
June 23, 2006	20,000	11,711	11,488	1.84%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	29,560	28,904	1.99%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,505	5,426	1.76%	(3 Month LIBOR + 143 bps)	September 6, 2037
	$151,000	$85,230	$83,621
Other Subordinated Debentures

On April 1, 2015, the Company prepaid a subordinated promissory note with a fixed interest rate of 10.0% due March 18, 2020 assumed through the acquisition of CBKN. The Company recorded a $0.1 million gain on extinguishment of debt as a result of this prepayment. The note had a carrying value of $3.5 million as of March 31, 2015 and December 31, 2014.
At September 30, 2015, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2015	$—	$—	$—
Due in 2016	—	—	—
Due in 2017	—	—	—
Due in 2018	—	—	—
Due in 2019	—	—	—
Thereafter	—	85,230	85,230
Total	$—	$85,230	$85,230

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 common, Tier 1 risk-based and Total Risk-based ratios. At September 30, 2015 and December 31, 2014 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$276,963	≥ 4.0%	$941,487	13.6%
Capital Bank, N.A.	$345,301	≥ 5.0%	276,240	≥ 4.0%	772,914	11.2%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$270,804	≥ 4.5%	$871,066	14.5%
Capital Bank, N.A.	$389,841	≥ 6.5%	269,890	≥ 4.5%	772,914	12.9%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$361,072	≥ 6.0%	$941,487	15.6%
Capital Bank, N.A.	$479,804	≥ 8.0%	359,853	≥ 6.0%	772,914	12.9%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$481,430	≥ 8.0%	$988,242	16.4%
Capital Bank, N.A.	$599,755	≥ 10.0%	479,804	≥ 8.0%	823,063	13.7%

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$261,445	≥ 4.0%	$933,335	14.3%
Capital Bank, N.A.	$326,050	≥ 5.0%	$260,840	≥ 4.0%	$881,395	13.5%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$207,370	≥ 4.0%	$933,335	18.0%
Capital Bank, N.A.	$310,245	≥ 6.0%	$206,830	≥ 4.0%	$881,395	17.0%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$414,740	≥ 8.0%	$987,535	19.1%
Capital Bank, N.A.	$517,074	≥ 10.0%	$413,660	≥ 8.0%	$935,455	18.1%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

In August 2010, Capital Bank, NA entered into an Operating Agreement with the Office of the Comptroller of the Currency (the “OCC Operating Agreement”). The OCC Operating Agreement required Capital Bank, NA to maintain total capital equal to at least 12% of risk-weighted assets, Tier 1 Capital equal to at least 11% of risk-weighted assets and a minimum leverage ratio of 10% (Tier 1 Capital ratio). On August 31, 2015, the OCC terminated this agreement and as a result the Bank is no longer subject to special de novo capital requirements and other restrictions.
As of September 30, 2015 and December 31, 2014, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
The OCC Operating Agreement required prior approval from the OCC before paying a dividend to the Company. Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Subsequent to receiving approval from the OCC, the Company received dividends from the bank totaling $199.4 million, $56.0 million and $105.0 million on January 30, 2015, July 15, 2014 and September 24, 2013, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of September 30, 2015, our capital buffer would be 5.7%; exceeding the 2.5% 2019 requirement.
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

Dividend Program

The Company's board of directors approved a quarterly common dividend program commencing with a cash dividend of $0.10 per share declared on October 20, 2015, payable on November 16, 2015, to shareholders of record as of November 2, 2015.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

During the three months ended September 30, 2015, the Company repurchased $59.6 million, or 1,992,076 common shares at an average price of $29.94. During the nine months ended September 30, 2015, the Company repurchased $84.6 million, or 2,953,333 common shares at an average price of $28.66 per share. As of September 30, 2015, the Company has repurchased a total of $257.8 million, or 11,039,032 common shares at an average price of $23.36 per share with $42.2 million of remaining availability for future share repurchases.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

11. Stock-Based Compensation
As of September 30, 2015, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock options	$—	$195	$288	$560
Restricted stock	309	248	413	1,631
Total stock-based compensation expense	$309	$443	$701	$2,191
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively and $0.3 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. No stock options were granted under these plans during the three and nine months ended September 30, 2015 and 2014.
ASC 718 requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. During the three and nine months ended September 30, 2015 and 2014, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended
	September 30, 2015		September 30, 2014
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,111	$20.26	3,123	$20.50
Granted	—	—	—	—
Exercised	(9)	18.00	—	—
Canceled, expired or forfeited	(1)	352.15	(11)	75.94
Balance, September 30,	3,101	$20.11	3,112	$20.30

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2015, the weighted average remaining contractual life for outstanding stock options was approximately 4.89 years and the aggregate intrinsic values was $32.1 million for stock options outstanding and exercisable.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at September 30, 2015 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	228	7.64 years	$18.00	228	$18.00
$20.00	2,864	4.68 years	20.00	2,864	20.00
$28.44 - $2,026.00	9	2.85 years	106.24	9	106.24
$18.00 - $2,026.00	3,101	4.89 years	$20.11	3,101	$20.11

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees provide for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share; (2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day period exceeding the applicable price target. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. No restricted stock awards were granted under the 2013 Plan during the three and nine months ended September 30, 2015 and 2014.
On May 22, 2015, 405,129 restricted stock awards vested upon achievement of the $28.00 stock price goal. The Company recognized $2.2 million in excess tax benefits relating to the vesting of such awards.
The following table summarizes unvested restricted stock activity for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015		September 30, 2014
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	810	$13.89	1,215	$14.28
Granted	—	—	—	—
Vested or released	(213)	14.31	(405)	15.07
Canceled, expired or forfeited	(192)	14.34	—	—
Balance, September 30, 2015	405	$13.45	810	$13.89

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

12. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the three and nine months ended September 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income before income taxes	$23,910	$21,296	$62,000	$59,959
Income taxes computed at Federal statutory tax rate	8,369	7,454	21,700	20,986
Effect of:
State taxes (net of federal benefit)	483	754	1,718	2,237
Tax-exempt interest income, net	(179)	(152)	(728)	(485)
Contingent value right expense (CVR)	—	97	(118)	480
Other, net	(84)	(100)	(272)	(341)
Total income tax expense	$8,589	$8,053	$22,300	$22,877
The Company uses an estimated annual effective tax rate method of computing its interim tax provision. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three and nine months ended September 30, 2015, the effective income tax rate was 36%. For the three and nine months ended September 30, 2014, the effective income tax rate was 38%. The change in effective income tax rate was mainly due to the favorable impact from higher tax-exempt interest income and lower non-deductible CVR expense in the current year.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South and North Carolina and Tennessee. The net deferred tax assets as of September 30, 2015 and December 31, 2014 were $104.9 million and $129.6 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at September 30, 2015 and December 31, 2014.
At September 30, 2015 and December 31, 2014, the company had $81.0 million and $91.1 million of gross federal net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to annual cumulative limitation of $10.9 million.
At September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

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
As of September 30, 2015, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

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
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of September 30, 2015, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$2,893	$—	$2,893	$—
Available-for-sale securities:
Mortgage-backed securities—residential	620,104	—	620,104	—
Industrial revenue bonds	3,444	—	—	3,444
Corporate bonds	23,875	—	23,875	—
Available-for-sale securities	$647,423	$—	$643,979	$3,444
Gross asset value of derivatives	$3,661	$—	$3,661	$—
Liabilities
Gross liability value of derivatives	$5	$—	$5	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2015.

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
The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended and held at September 30, 2015:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, July 1, 2015	$3,503
Principal reduction	—
Included in other comprehensive income	(59)
Ending balance, September 30, 2015	$3,444

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2015	$3,690
Principal reduction	(170)
Included in other comprehensive income	(76)
Ending balance, September 30, 2015	$3,444

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended and held at September 30, 2014:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, July 1, 2014	$3,736
Included in other comprehensive income	(12)
Ending balance, September 30, 2014	$3,724

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2014	$3,859
Principal reduction	(170)
Included in other comprehensive income	35
Ending balance, September 30, 2014	$3,724

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,444	Discounted cash flow	Discount rate	3.47% - 3.48%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,690	Discounted cash flow	Discount rate	3.53% - 3.59%
			Illiquidity factor	0.5%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$35,729
Other repossessed assets	—	231	—
Impaired loans	—	—	275
Other real estate owned measured at fair value as of September 30, 2015 had a carrying amount of $45.0 million, less valuation allowances totaling $9.3 million and is made up of $30.7 million commercial properties and $5.0 million residential properties. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.
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
Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$35,729	Fair value of property	Appraised value and other market conditions	7.86%
Impaired loans	275	Fair value of collateral	Appraised value and other market conditions	7.34%

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$66,048	Fair value of property	Appraised value and other market conditions	7.86%
Impaired loans	754	Fair value of collateral	Appraised value and other market conditions	7.60%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
September 30, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$134,589	$134,589	$134,589	$—	$—
Trading securities	2,893	2,893	—	2,893	—
Investment securities available-for-sale	647,423	647,423	—	643,979	3,444
Investment securities held-to-maturity	467,544	475,428	—	475,428	—
Loans, net	5,358,666	5,429,546	—	8,515	5,421,031
FDIC indemnification asset	9,789	9,789	—	—	9,789
Receivable from FDIC	1,052	1,052	—	1,052	—
Other earning assets (1)	59,662	59,662	—	—	59,662
Gross asset value of derivatives	3,661	3,661	—	3,661	—
Total financial assets	$6,685,279	$6,764,043	$134,589	$1,135,528	$5,493,926
Financial Liabilities
Non-contractual deposits	$3,792,408	$3,792,408	$—	$—	$3,792,408
Contractual deposits	1,773,170	1,765,747	—	—	1,765,747
Federal Home Loan Bank advances	520,947	520,939	—	520,939	—
Short-term borrowings	16,708	16,708	—	16,708	—
Subordinated debentures	85,230	91,468	—	—	91,468
Gross liability value of derivatives	5	5	—	5	—
Total financial liabilities	$6,188,468	$6,187,275	$—	$537,652	$5,649,623

(1) Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stocks.

(Dollars in thousands)	Fair Value Measurement
December 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$188,135	$188,135	$188,135	$—	$—
Trading securities	2,410	2,410	—	2,410	—
Investment securities available-for-sale	555,893	555,893	—	552,203	3,690
Investment securities held-to-maturity	436,962	443,379	—	443,379	—
Loans, net	4,950,008	5,058,352	—	5,516	5,052,836
FDIC indemnification asset	16,762	16,762	—	—	16,762
Receivable from FDIC	3,661	3,661	—	3,661	—
Other earning assets (1)	50,943	50,943	—	—	50,943
Gross asset value of derivatives	4	4	—	4	—
Total financial assets	$6,204,778	$6,319,539	$188,135	$1,007,173	$5,124,231
Financial Liabilities
Non-contractual deposits	$3,836,400	$3,836,400	$—	$—	$3,836,400
Contractual deposits	1,418,700	1,415,122	—	—	1,415,122
Federal Home Loan Bank advances	296,091	296,038	—	296,038	—
Short-term borrowings	23,407	23,407	—	23,407	—
Long-term borrowings	52,526	54,235	—	—	54,235
Subordinated debentures	87,155	97,913	—	—	97,913
Gross liability value of derivatives	26	26	—	26	—
Total financial liabilities	$5,714,305	$5,723,141	$—	$319,471	$5,403,670

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(1) Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stocks.
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Reserve, Federal Home Loan Bank stock, FDIC indemnification asset and correspondent bank’s stocks due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan and lease losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans does not necessarily represent exit price. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance sheet items that include commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

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
During the next twelve months, the Company estimates that an additional $2.7 million will be reclassified as an increase to interest income from amounts reported in accumulated comprehensive income. During the nine months ended September 30, 2015, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The forward loan sales derivative contracts are not designated as hedging instruments and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three and nine months ended September 30, 2015, the Company recorded $1 thousand and $35 thousand, respectively, in non-interest income and $22 thousand and $21 thousand, respectively, in non-interest expense as a result of changes in fair value of derivatives. For the three and nine months ended September 30, 2014, the company recorded $29 thousand and $1.8 million, respectively, in non-interest income and $14 thousand and $49 thousand, respectively, in non-interest expense as a result of changes in fair value of derivatives.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's balance sheet is presented below:

(Dollars in thousands)			September 30, 2015		December 31, 2014
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Asset derivatives
Derivatives designated as hedging instruments
Interest rate swap	4	Other assets	$3,622	$235,000	$—	$—

Derivatives not designated as hedging instruments
Forward loan sales contracts	43	Other assets	39	8,388	4	1,640

Total asset derivatives			$3,661	$243,388	$4	$1,640

Liability derivatives
Derivatives designated as hedging instruments
Interest rate swap	—	Other liabilities	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Forward loan sales contracts	17	Other liabilities	5	4,407	26	7,578

Total liability derivatives			$5	$4,407	$26	$7,578

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2015:

(Dollars in thousands)	Three Months Ended September 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$5,000	Interest income	$778	N/A	$—

(Dollars in thousands)	Nine Months Ended September 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$4,968	Interest income	$1,345	N/A	$—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2015:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets:
Interest rate swap	$3,622	$—	$3,622	$—	$3,740	$(118)
Total	$3,622	$—	$3,622	$—	$3,740	$(118)

Offsetting of derivative liabilities:
Interest rate swap	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain its status as a well capitalized institution, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.
As of September 30, 2015, there were no derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. These collateral levels are based on the credit rating of the counterparties.

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
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2015, and statements of income for the three and nine months then ended.
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

Quarterly Summary
For the three months ended September 30, 2015, we had net income of $15.3 million, or $0.33 per diluted share, and core net income of $15.4 million, or $0.33 per diluted share. Net income rose 18% sequentially and 16% year over year, while net income per diluted share rose 18% and 22%, respectively. Results include the following non-core items: $0.2 million in gains on sales of facilities; $0.2 million charge related to an early termination of a technology contract; and $0.1 million of additional costs associated with the branch closures announced in the first quarter.
Operating and financial highlights for the quarter include the following:

•	Net income of $15.3 million increased 18% sequentially;

•	EPS grew 18% sequentially and 22% year over year;

•	Record new loans of $490 million increased 10% year over year;

•	Loan portfolio grew 12% year over year;

•	ROA and Core ROA excluding commercial indemnification expense, increased to 0.86%, and 0.92%, respectively; and

•	Declared a $0.10 quarterly common stock dividend.

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
In the net interest margin and rate/volume analyses below, interest income and rates include the effects of a tax equivalent adjustments using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis. In the rate/volume analyses, average loan volumes include non-performing assets which results in the impact of the non-accrual of interest being reflected in the change in average rate. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
Three months ended September 30, 2015 compared to three months ended June 30, 2015:
Net interest income for the three months ended September 30, 2015 increased by $1.0 million, or 2%, to $61.6 million from $60.7 million. The net interest margin declined twelve basis points to 3.82% from 3.94% and the net interest spread declined to 3.68% from 3.79%. Loan yields declined sixteen basis points to 4.71% from 4.87% due to the lower average yield on new loans compared to the yields of the Company's legacy acquired loans. During the quarter, we originated record new loans of $490.2 million with an average yield of 3.74% compared to $489.2 million and 3.49% in the prior quarter. The implementation of interest rate swaps during the year resulted in $0.8 million in additional interest income during the third quarter and had a five basis point impact on the margin, compared to $0.5 million and three basis points in the prior quarter. New loans represent 79% of our total loan portfolio, up from 77% at June 30, 2015. The cost of core deposits remained flat at 0.15%. The cost of total deposits increased three basis points to 0.39% mainly due to the amortization of purchase accounting on legacy time deposits. The contractual cost of total deposits, which excludes purchase accounting, increased one basis point to 0.40%, compared to 0.39% in the prior quarter. Additionally, wholesale time deposits increased by $82 million, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding costs increased one basis point to 0.47% mainly due to the extinguishment of repurchase agreements during the prior quarter.

(Dollars in thousands)	Three Months Ended September 30, 2015			Three Months Ended June 30, 2015
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,261,793	$62,461	4.71%	$5,079,878	$61,717	4.87%
Investment securities	1,088,818	5,885	2.14%	1,038,269	5,296	2.05%
Interest bearing deposits in other banks	36,596	19	0.21%	55,553	36	0.26%
Other earning assets	54,960	760	5.49%	47,694	646	5.43%
Total interest earning assets	6,442,167	$69,125	4.26%	6,221,394	$67,695	4.36%
Non-interest earning assets	645,715			664,119
Total assets	$7,087,882			$6,885,513
Interest bearing liabilities
Time deposits	$1,642,745	$3,957	0.96%	$1,464,552	$3,402	0.93%
Money market	977,273	658	0.27%	943,160	600	0.25%
Interest bearing demand	1,291,439	540	0.17%	1,381,609	578	0.17%
Savings	452,058	241	0.21%	484,622	259	0.21%
Total interest bearing deposits	4,363,515	5,396	0.49%	4,273,943	4,839	0.45%
Short-term borrowings and FHLB advances	428,249	272	0.25%	261,030	143	0.22%
Long-term borrowings	84,922	1,413	6.60%	129,029	1,645	5.11%
Total interest bearing liabilities	4,876,686	$7,081	0.58%	4,664,002	$6,627	0.57%
Non-interest bearing demand	1,116,757			1,123,466
Other liabilities	46,117			36,966
Shareholders’ equity	1,048,322			1,061,079
Total liabilities and shareholders’ equity	$7,087,882			$6,885,513
Net interest income and spread		$62,044	3.68%		$61,068	3.79%
Net interest margin			3.82%			3.94%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended September 30, 2015 Compared to Three Months Ended June 30, 2015 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$2,179	$(1,435)	$744
Investment securities (1)	265	324	589
Interest bearing deposits in other banks	(11)	(6)	(17)
Other earning assets	100	14	114
Total interest income	2,533	(1,103)	1,430
Interest expense
Time deposits	426	129	555
Money market	22	36	58
Interest bearing demand	(38)	—	(38)
Savings	(17)	(1)	(18)
Short-term borrowings and FHLB advances	103	26	129
Long-term borrowings	(653)	421	(232)
Total interest expense	(157)	611	454
Change in net interest income	$2,690	$(1,714)	$976
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.
Three months ended September 30, 2015 compared to three months ended September 30, 2014:
Net interest income for the three months ended September 30, 2015 increased by $0.2 million, to $61.6 million. The net interest margin declined thirty-two basis points to 3.82% from 4.14% and the net interest spread declined to 3.68% from 4.01%. Loan yields declined to 4.71% from 5.17% due to the lower average yield on new loans in addition to the decline of our higher yielding legacy acquired loan portfolio as we continue to resolve legacy problem assets. Partially offsetting the decline in yields, was the increase in new loan balances. During the quarter, we originated record new loans of $490.2 million with an average yield of 3.74%, as compared to $445.1 million new loans with an average yield of 3.59% originated during the three months ended September 30, 2014. The implementation of interest rate swaps during the third quarter resulted in $0.8 million in additional interest income and had a five basis point impact on the margin. New loans represent 79% of our total loan portfolio, up from 69% at September 30, 2014. The weighted average yield of acquired impaired loans outstanding at September 30, 2015 was 8.32%. Investment securities yields increased due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased one basis point to 0.15%. The cost of total deposits increased five basis points to 0.39% mainly due to an increase in wholesale time deposits, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding cost increased two basis point to 0.47%. Average balances of long-term borrowings decreased slightly as a result of the $52.3 million extinguishment of repurchase agreements with a weighted average rate of 4.06% and $3.5 million of 10% coupon subordinated debt assumed through the Company's legacy acquisitions.

(Dollars in thousands)	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,261,793	$62,461	4.71%	$4,762,260	$62,095	5.17%
Investment securities	1,088,818	5,885	2.14%	1,064,710	5,160	1.92%
Interest bearing deposits in other banks	36,596	19	0.21%	38,857	19	0.19%
Other earning assets	54,960	760	5.49%	45,774	604	5.24%
Total interest earning assets	6,442,167	69,125	4.26%	5,911,601	67,878	4.56%
Non-interest earning assets	645,715			725,578
Total assets	$7,087,882			$6,637,179
Interest bearing liabilities
Time deposits	$1,642,745	$3,957	0.96%	$1,372,696	$2,983	0.86%
Money market	977,273	658	0.27%	935,223	552	0.23%
Interest bearing demand	1,291,439	540	0.17%	1,313,693	537	0.16%
Savings	452,058	241	0.21%	525,854	289	0.22%
Total interest bearing deposits	4,363,515	5,396	0.49%	4,147,466	4,361	0.42%
Short-term borrowings and FHLB advances	428,249	272	0.25%	214,122	125	0.23%
Long-term borrowings	84,922	1,413	6.60%	136,353	1,732	5.04%
Total interest bearing liabilities	4,876,686	7,081	0.58%	4,497,941	6,218	0.55%
Non-interest bearing demand	1,116,757			1,010,817
Other liabilities	46,117			57,430
Shareholders’ equity	1,048,322			1,070,991
Total liabilities and shareholders’ equity	$7,087,882			$6,637,179
Net interest income and spread		$62,044	3.68%		$61,660	4.01%
Net interest margin			3.82%			4.14%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$6,199	$(5,833)	$366
Investment securities (1)	119	606	725
Interest bearing deposits in other banks	(1)	1	—
Other earning assets	126	30	156
Total interest income	6,443	(5,196)	1,247
Interest expense
Time deposits	628	346	974
Money market	26	80	106
Interest bearing demand	(9)	12	3
Savings	(40)	(8)	(48)
Short-term borrowings and FHLB advances	135	12	147
Long-term borrowings	(764)	445	(319)
Total interest expense	(24)	887	863
Change in net interest income	$6,467	$(6,083)	$384
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014:

Net interest income for the nine months ended September 30, 2015 declined by $2.7 million, or 1%, to $182.1 million from $184.7 million. The decline was due to the lower average yield on new loans, partially offset by increased loan balances and higher yields on investment securities. The net interest margin declined thirty-six basis points to 3.90% from 4.26% and the net interest spread declined to 3.77% from 4.14%. Loan yields declined to 4.82% from 5.41% due to the lower average yield on new loans in addition to the decline of our higher yielding legacy acquired loan portfolio as we continue to resolve legacy problem assets. During the nine months ended September 30, 2015, we originated new loans of $1,296 million with an average yield of 3.62%, as compared to $1,139 million new loans with an average yield of 3.65% originated during the nine months ended September 30, 2014. The implementation of interest rate swaps during the nine months ended September 30, 2015 resulted in $1.2 million in additional interest income and had an eight basis point impact on the net interest margin. New loans represent 79% of our total loan portfolio, up from 69% at September 30, 2014. The weighted average yield of acquired impaired loans outstanding at September 30, 2015 is 8.32%, as compared to 7.83% at September 30, 2014. Investment securities yields increased due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased one basis point to 0.15%. The cost of total deposits increased two basis point to 0.36% mainly due to an increase in wholesale time deposits, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding increased one basis point to 0.46%. Average balances of long-term borrowings decreased slightly as a result of the $52.3 million extinguishment of repurchase agreements with a weighted average rate of 4.06% and $3.5 million of 10% coupon subordinated debt assumed through the Company's legacy acquisitions.

(Dollars in thousands)	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,129,607	$184,889	4.82%	$4,633,424	$187,325	5.41%
Investment securities	1,047,451	16,324	2.08%	1,088,570	14,608	1.79%
Interest bearing deposits in other banks	50,187	88	0.23%	49,487	81	0.22%
Other earning assets	51,167	2,093	5.47%	43,091	1,763	5.47%
Total interest earning assets	6,278,412	$203,394	4.33%	5,814,572	$203,777	4.69%
Non-interest earning assets	665,016			758,525
Total assets	$6,943,428			$6,573,097
Interest bearing liabilities
Time deposits	$1,506,488	$10,357	0.92%	$1,381,485	$8,834	0.85%
Money market	945,170	1,811	0.26%	938,560	1,602	0.23%
Interest bearing demand	1,356,300	1,710	0.17%	1,319,416	1,631	0.17%
Savings	477,698	765	0.21%	530,005	857	0.22%
Total interest bearing deposits	4,285,656	14,643	0.46%	4,169,466	12,924	0.41%
Short-term borrowings and FHLB advances	336,791	597	0.24%	139,063	246	0.24%
Long-term borrowings	116,922	4,784	5.47%	135,837	5,154	5.07%
Total interest bearing liabilities	4,739,369	$20,024	0.56%	4,444,366	$18,324	0.55%
Non-interest bearing demand	1,102,393			985,445
Other liabilities	44,891			53,082
Shareholders’ equity	1,056,775			1,090,204
Total liabilities and shareholders’ equity	$6,943,428			$6,573,097
Net interest income and spread		$183,370	3.77%		$185,453	4.14%
Net interest margin			3.90%			4.26%

(Dollars in thousands)	Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$18,979	$(21,415)	$(2,436)
Investment securities (1)	(569)	2,285	1,716
Interest bearing deposits in other banks	1	6	7
Other earning assets	330	—	330
Total interest income	18,741	(19,124)	(383)
Interest expense
Time deposits	832	691	1,523
Money market	11	198	209
Interest bearing demand	46	33	79
Savings	(84)	(8)	(92)
Short-term borrowings and FHLB advances	350	1	351
Long-term borrowings	(754)	384	(370)
Total interest expense	401	1,299	1,700
Change in net interest income	$18,340	$(20,423)	$(2,083)
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Provision for Loan and Lease Losses
The following table presents the provision for loan and lease losses for PCI and non-PCI Loans for the three and nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Provision (reversal) for loan and lease losses on PCI Loans	$490	$(4,205)	$(1,960)	$(7,633)
Provision for loan and lease losses on non-PCI Loans	309	2,873	3,217	7,681
Provision for Loan and Lease Losses	$799	$(1,332)	$1,257	$48
Three months ended September 30, 2015 compared to three months ended September 30, 2014:
The provision for loan and lease losses for the three months ended September 30, 2015 was $0.8 million compared to a provision reversal of $1.3 million for the three months ended September 30, 2014. The impairment associated with PCI loans was due to expected delayed future cash flows. The reversal of impairment associated with PCI Loans in the prior year was due to improvements in our expectations of cash flows resulting from higher than anticipated payoffs and resolutions. During the third quarter, impairment on covered pools was $0.7 million which was partially offset by a reversal of impairment of $0.2 million on non-covered pools from improvement of cash flows. The provision on the new loan portfolio declined to $0.3 million for the three months ended September 30, 2015, from $2.9 million for the three months ended September 30, 2014, due to lower historical loss rates from the peer group and improvement of qualitative factors related to collateral trends used in determining loss rates used in our allowance model.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014:
The provision for loan and lease losses for the nine months ended September 30, 2015 was $1.3 million compared to a provision of $48 thousand for the nine months ended September 30, 2014. The reversal of impairment associated with PCI Loans was due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs and resolutions. For the nine months ended September 30, 2015, improvement in cash flows for non-covered loans resulted in reversals of impairment of $2.1 million partially offset by impairment on covered loans of $0.2 million. For the nine months ended September 30, 2014, improvement in cash flow for non-covered and covered PCI loans resulted in a $5.4 million and $2.2 million reversals of impairment, respectively. The provision on the new loan portfolio declined to $3.2 million for the nine months ended September 30, 2015, from $7.7 million for the nine months ended September 30, 2014, primarily due to lower historical loss rates from the peer group and continued improvement of qualitative factors related to collateral trends used in determining loss rate used in our allowance model.

The table below illustrates the impact of our third quarter of 2015 estimates of expected cash flows on PCI Loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (2)	Weighted Average Note Rate	Weighted Average Life (Years)
Covered loan pools (1)	$9,712	6.09%	9.05%	$50,116	4.45%	2.81
Non-covered loans pools	15,937	5.59%	8.22%	1,088,325	4.73%	2.82
Total	$25,649	5.67%	8.32%	$1,138,441	4.72%	2.82

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

Non-interest Income
Three months ended September 30, 2015 compared to three months ended September 30, 2014:
Non-interest income increased $1.5 million, or 15%, to $11.4 million for the three months ended September 30, 2015 from $10.0 million for the three months ended September 30, 2014. The increase was mainly due to a $2.5 million decline in FDIC indemnification asset amortization due to impairment and write down of loans and OREO covered under commercial loss sharing agreements, and $0.1 million in debit card income due to an increase in debit card usage.
Partially offsetting the increase, service charges on deposits accounts decreased $0.1 million as a result of a decline in non-sufficient funds and overdraft protection income, investment advisory and trust fees decreased $0.3 million due to a decrease in commissions on investment products sold, and fees on mortgage loans originated and sold decreased $0.2 million, or 17%, due to a decrease in production in secondary market loans.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014:
Non-interest income declined $1.5 million, or 5%, to $31.7 million for the nine months ended September 30, 2015 from $33.2 million for the nine months ended September 30, 2014. The decline was mainly due to $1.3 million in lower service charges on deposits accounts as a result of a decline in non-sufficient funds and overdraft protection income, a decline of $1.1 million in OREO rental income reflecting the continued resolution of special assets, and an other than temporary impairment to fully write-off a $0.3 million on a cost method legacy investment.
Partially offsetting the decline, a decrease of $1.8 million in FDIC indemnification asset expense as a result of impairment and write down of loans and OREO covered under loss share agreements, fees on mortgage loans originated and sold increased $0.3 million, or 11%, as residential mortgages sold increased 11% year over year, and debit card income increased $0.3 million due to the increase in debit card usage as a result of our continued focus on lower cost deposit growth and related service fees.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service charges on deposit accounts	$5,472	$5,565	$15,366	$16,673
Debit card income	3,113	3,017	9,253	8,964
Fees on mortgage loans originated and sold	990	1,195	3,415	3,077
Investment advisory and trust fees	860	1,183	2,991	3,354
FDIC indemnification asset expense	(1,418)	(3,881)	(6,356)	(8,110)
Investment securities gains (losses), net	(43)	317	278	463
Net impairment loss recognized in earnings	—	—	(288)	—
OREO revenues	136	397	499	1,593
Earnings on bank owned life insurance policies	356	391	1,125	1,253
Wire transfer fees	208	199	615	565
Other income	1,744	1,574	4,803	5,381
Total non-interest income	$11,418	$9,957	$31,701	$33,213
Non-interest Expense
Three months ended September 30, 2015 compared to three months ended September 30, 2014:
Non-interest expense declined $3.1 million, or 6.0%, to $48.3 million for the three months ended September 30, 2015 from $51.4 million for the three months ended September 30, 2014. The improvement was mainly due to a reduction of $0.9 million in net occupancy expense as a result of cost savings initiatives, a reduction in the OREO valuation and loan workout expenses of $0.7 million in each segment, and a stock-based compensation expense reduction of $0.1 million, which has fully amortized, and a reduction in CVR expense of $0.3 million due to the early redemption of the CVR associated with Southern Community Financial Corporation in the second quarter.
As a result of expiration of the FDIC agreement for non-single asset loss sharing at the end of the third quarter of 2015, FDIC indemnification expense is expected to decline significantly in the fourth quarter of 2015.
Our efficiency ratios for the three months ended September 30, 2015 and 2014 were 66.18% and 72.03%, respectively. Our core efficiency ratios for the three months ended September 30, 2015 and 2014 were 66.02% and 71.62%, respectively. Excluding the impact of the FDIC indemnification expense, the Company's efficiency and core efficiency ratios declined to 64.84% and 64.69%, respectively.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014:
Non-interest expense declined $7.4 million, or 4.7%, to $150.5 million for the nine months ended September 30, 2015 from $157.9 million for the nine months ended September 30, 2014. The improvement was due to a $4.1 million reduction in the OREO valuation expense, net gains on sales of OREO, foreclosed asset and loan workout expense components of our legacy credit expenses; a reflection of the continued resolution of special assets. Contributing to the improvement in non-interest expense, was a reduction of $1.2 million in salaries and employee benefits and $2.3 million in net occupancy expense as a result of cost savings initiatives, a reduction in stock-based compensation expense of $1.5 million, which has fully amortized, and a reduction in CVR expense of $1.3 million due to the early redemption of the CVR associated with Southern Community Financial Corporation.
Partially offsetting the decline, were $2.5 million of restructuring charges, net, related to the closure of nine branch facilities and related consolidation activities during the second quarter, which included $2.0 million of facility write-downs, $0.6 million of lease termination costs and $0.2 million in other costs, partially offset by a $0.3 million of gain on sale on one of the closed branches. Contributing to the offset were $1.4 million of net losses on extinguishment of debt assumed through the Company's legacy acquisitions. Excluding the impact of the restructuring charges and debt extinguishment discussed above, non-interest expense declined $11.3 million, or 7%, year over year. In addition, as a result of the facility closure activities, we have $3.5 million of premises and equipment as assets held for sale presented in other assets in our consolidated balance sheet.

OREO sales during the nine months ended September 30, 2015 resulted in $28.0 million in cash proceeds, including $1.3 million in net gains, reducing our OREO balance by 30% from December 31, 2014.
Our efficiency ratios for the nine months ended September 30, 2015 and 2014 were 70.41% and 72.46%, respectively. Our core efficiency ratios for the nine months ended September 30, 2015 and 2014 were 68.35% and 71.39%, respectively.
The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Salaries and employee benefits	$22,620	$22,590	$68,382	$69,537
Stock-based compensation expense	309	443	701	2,191
Net occupancy and equipment expense	7,621	8,475	23,504	25,797
Computer services	3,471	3,332	10,211	9,974
Software expense	2,198	1,932	6,422	5,740
Telecommunication expense	1,515	1,406	4,262	4,642
OREO valuation expense	2,075	2,752	5,175	9,347
Net gains on sales of OREO	(351)	(223)	(1,315)	(4,136)
Foreclosed asset related expense	872	845	2,146	3,295
Loan workout expense	194	911	1,612	3,205
Professional fees	1,958	1,532	5,415	5,574
Losses on extinguishment of debt	—	—	1,438	—
Restructuring charges, net	23	—	2,542	—
Legal settlement expense	—	100	—	100
Contingent value right expense	—	278	120	1,372
Regulatory assessments	1,423	1,637	4,949	4,914
Amortization of intangibles	940	973	2,792	3,373
Other expense	3,478	4,435	12,139	12,990
Total non-interest expense	$48,346	$51,418	$150,495	$157,915

Legacy credit expenses for the three and nine months ended September 30, 2015 and 2014 are presented below:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Provision (reversal) on legacy loans	$490	$(4,205)	$(1,960)	$(7,633)
FDIC indemnification asset expense	1,418	3,881	6,356	8,110
OREO valuation expense	2,075	2,752	5,175	9,347
Net gains on sales of OREO	(351)	(223)	(1,315)	(4,136)
Foreclosed asset related expense	872	845	2,146	3,295
Loan workout expense	194	911	1,612	3,205
Salaries and employee benefits	797	1,054	2,426	3,594
Total legacy credit expenses	$5,495	$5,015	$14,440	$15,782

The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three and nine months ended September 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net interest income	$61,637	$61,425	$182,051	$184,709

Reported non-interest income	$11,418	$9,957	$31,701	$33,213
Less: Securities (gains) losses	(43)	317	(10)	463
Core non-interest income	$11,461	$9,640	$31,711	$32,750

Reported non-interest expense	$48,346	$51,418	$150,495	$157,915
Less: Stock-based compensation	—	242	95	1,306
Contingent value right expense	—	278	120	1,372
Restructuring charges	23	—	2,542	—
Severance expense	63	—	188	—
Loss on extinguishment of debt	—	—	1,438	—
Core non-interest expense	$48,260	$50,898	$146,112	$155,237

Less: FDIC indemnification asset expense (non-single family)	$1,506	N/A	$3,759	N/A

Efficiency ratio	66.18%	72.03%	70.41%	72.46%
Core efficiency ratio	66.02%	71.62%	68.35%	71.39%
Efficiency ratio (excluding FDIC indemnification expense)	64.84%	N/A	69.19%	N/A
Core efficiency ratio (excluding FDIC indemnification asset expense)	64.69%	N/A	67.17%	N/A

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

Income Taxes
The provision for income taxes was $8.6 million and $22.3 million for the three and nine months ended September 30, 2015, respectively. The effective income tax rate was 36% for these periods. The provision for income taxes was $8.1 million and $22.9 million for the three and nine months ended September 30, 2014, respectively. The effective income tax rate was 38% for these periods. The lower effective rate was mainly due to the favorable impact from higher tax exempt interest income and lower non-deductible CVR expense in the 2015 periods.
At September 30, 2015 and December 31, 2014, the Company had no amounts recorded for uncertain tax positions and no unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 12. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.

Financial Condition
Our assets totaled $7.3 billion at September 30, 2015 and $6.8 billion at December 31, 2014. Total loans increased $404.7 million to $5.4 billion at September 30, 2015 compared to $5.0 billion at December 31, 2014. The increase in total loans was due to $1.3 billion of new loans, partially offset by $111.5 million in resolutions of problem loans and $779.6 million in net principal repayments. Investment securities increased by $122.6 million mainly due to $339.5 million of investment purchases, partially offset by $219.2 million of principal reductions and sales. Total deposits increased by $310 million or 6% to $5.6 billion at September 30, 2015 compared to $5.3 billion at December 31, 2014. Core deposits declined by $44.0 million. Savings deposits declined by $63.6 million and interest bearing demand deposits declined by $132.6 million. Offsetting these declines were increases in non-interest bearing checking accounts of $45.1 million, and money market balances of $107.2 million. Core deposits represent 68.1% and 73.0% of total deposits at September 30, 2015 and December 31, 2014, respectively. Time deposits increased by $354.5 million as a result of increased lower-cost brokered time deposits. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $622.9 million and $459.2 million at September 30, 2015 and December 31, 2014, respectively. During 2015, we extinguished $52.3 million of repurchase agreements with a weighted average rate of 4.06% and $3.5 million of 10% coupon subordinated debt assumed through the Company's legacy acquisitions. This higher cost debt was replaced by lower cost short-term FHLB advances, which increased by $224.9 million.
Shareholders’ equity was $1.0 billion at September 30, 2015 and December 31, 2014. During 2013, 2014 and 2015, the Company’s Board of Directors authorized stock repurchase plans of up to $300.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three months ended September 30, 2015, the Company repurchased $59.6 million, or 1,992,076 common shares at an average price of $29.94 per share. During the nine months ended September 30, 2015, the Company repurchased $84.6 million, or 2,953,333 common shares at an average price of $28.66 per share. As of September 30, 2015, the Company has repurchased a total of $257.8 million, or 11,039,032 common shares at an average price of $23.36 per share, and had $42.2 million of remaining availability for future share repurchases.
Core return-on-assets (“core ROA”) is a non-GAAP measure which we believe provides management and investors with useful information to understand the effects of certain non-interest items and provides an alternative view of the Company’s performance over time and in comparison to the Company’s competitors. This non-GAAP measure has inherent limitations and is not required to be uniformly applied. It should not be considered in isolation or as a substitute for analysis of results reported under GAAP. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for results determined in accordance to GAAP. A reconciliation to the most directly comparable GAAP financial measure is shown in the table below:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income	$15,321	$13,243	$39,700	$37,082
Adjustments
Non-interest income
Security (gains) losses	$43	$(317)	$10	$(463)
Non-interest expense
Stock-based compensation expense	—	242	95	1,306
Contingent value right expense	—	278	120	1,372
Severance expense	63	—	188	—
Loss on extinguishment of debt*	—	—	1,438	—
Restructuring charges	23	—	2,542	—
Tax effect of adjustments	(50)	29	(1,684)	(326)
Core Net Income	$15,400	$13,475	$42,409	$38,971

Less: FDIC indemnification asset expense (non-single family)	$964	N/A	$2,361	N/A

Average Assets	$7,087,882	$6,637,179	$6,943,428	$6,573,097

ROA	0.86%	0.80%	0.76%	0.75%
Core ROA	0.87%	0.81%	0.81%	0.79%
ROA (excluding FDIC indemnification asset expense)	0.92%	N/A	0.81%	N/A
Core ROA (excluding FDIC indemnification asset expense)	0.92%	N/A	0.86%	N/A

As a result of expiration of the FDIC agreement for non-single family asset loss sharing at the end of the third quarter of 2015, FDIC indemnification expense is expected to decline significantly in the fourth quarter of 2015. For the quarter ended September 30, 2015, excluding the impact of the non-single-family FDIC indemnification expense, the Company's ROA and Core ROA increased to 0.92% each.

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

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	September 30, 2015		December 31, 2014		Year to Date Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$847,225	15.7%	$798,556	16.0%	$48,669	6.1%
Other commercial construction and land	192,283	3.6%	200,755	4.0%	(8,472)	(4.2)%
Multifamily commercial real estate	82,762	1.5%	89,132	1.8%	(6,370)	(7.1)%
1-4 family residential construction and land	87,193	1.6%	68,658	1.4%	18,535	27.0%
Total commercial real estate	1,209,463	22.4%	1,157,101	23.2%	52,362	4.5%
Owner occupied commercial real estate	1,065,875	19.7%	1,046,736	20.9%	19,139	1.8%
Commercial and industrial	1,219,101	22.6%	1,073,791	21.5%	145,310	13.5%
Lease financing	1,488	—%	2,005	—%	(517)	(25.8)%
Total commercial	2,286,464	42.3%	2,122,532	42.4%	163,932	7.7%
1-4 family residential	985,982	18.2%	925,698	18.5%	60,284	6.5%
Home equity loans	373,993	6.9%	378,475	7.6%	(4,482)	(1.2)%
Other consumer loans	401,324	7.4%	272,453	5.4%	128,871	47.3%
Total consumer	1,761,299	32.5%	1,576,626	31.5%	184,673	11.7%
Other	147,718	2.8%	143,960	2.9%	3,758	2.6%
Total loans	$5,404,944	100.0%	$5,000,219	100.0%	$404,725	8.1%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	September 30, 2015
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$482,476	$49,011	$315,738	$847,225
Other commercial construction and land	93,060	216	99,007	192,283
Multifamily commercial real estate	51,608	6,608	24,546	82,762
1-4 family residential construction and land	84,261	—	2,932	87,193
Total commercial real estate	711,405	55,835	442,223	1,209,463
Owner occupied commercial real estate	800,558	38,828	226,489	1,065,875
Commercial and industrial	1,127,004	6,788	85,309	1,219,101
Lease financing	1,488	—	—	1,488
Total commercial	1,929,050	45,616	311,798	2,286,464
1-4 family residential	680,554	37,966	267,462	985,982
Home equity loans	138,107	157,016	78,870	373,993
Other consumer loans	393,577	4,085	3,662	401,324
Total consumer	1,212,238	199,067	349,994	1,761,299
Other	110,940	2,352	34,426	147,718
Total loans	$3,963,633	$302,870	$1,138,441	$5,404,944

(Dollars in thousands)	December 31, 2014
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$372,793	$58,552	$367,211	$798,556
Other commercial construction and land	66,817	161	133,777	200,755
Multifamily commercial real estate	47,765	12,327	29,040	89,132
1-4 family residential construction and land	58,046	—	10,612	68,658
Total commercial real estate	545,421	71,040	540,640	1,157,101
Owner occupied commercial real estate	745,728	38,122	262,886	1,046,736
Commercial and industrial	958,628	10,778	104,385	1,073,791
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,900	367,271	2,122,532
1-4 family residential	560,106	45,433	320,159	925,698
Home equity loans	103,644	183,270	91,561	378,475
Other consumer loans	261,935	4,647	5,871	272,453
Total consumer	925,685	233,350	417,591	1,576,626
Other	99,610	3,603	40,747	143,960
Total loans	$3,277,077	$356,893	$1,366,249	$5,000,219
During the nine months ended September 30, 2015, our loan portfolio increased by $404.7 million, as $1.3 billion of new loans were partially offset by $111.5 million in resolutions of problem loans and $779.6 million in net principal repayments. New and acquired non-impaired loans represent 79% of our total loan portfolio as compared to 73% at December 31, 2014.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 39% and 39%, respectively, of new loan production for the nine months ended September 30, 2015. We expect that this production will be more balanced going forward, as we expect commercial real estate to comprise a larger proportion of new loan production.
The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Nine Months Ended
	September 30, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$144,583	11.2%	$108,452	9.5%
Other commercial construction and land	72,737	5.6%	70,429	6.2%
Multifamily commercial real estate	13,738	1.1%	13,713	1.2%
1-4 family residential construction and land	52,050	4.0%	39,835	3.5%
Total commercial real estate	283,108	21.9%	232,429	20.4%
Owner occupied commercial real estate	146,368	11.3%	114,363	10.0%
Commercial and industrial	361,503	27.9%	380,516	33.5%
Lease financing	—	—%	—	—%
Total commercial	507,871	39.2%	494,879	43.5%
1-4 family residential	190,601	14.7%	217,699	19.1%
Home equity loans	52,806	4.1%	41,992	3.7%
Other consumer loans	221,987	17.1%	137,151	12.0%
Total consumer	465,394	35.9%	396,842	34.8%
Other	39,473	3.0%	15,177	1.3%
Total loans	$1,295,846	100.0%	$1,139,327	100.0%

We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration of our portfolio over time, which had characterized our acquired loan portfolios.
Florida, North Carolina, South Carolina and Tennessee accounted for 31.5%, 31.6%, 12.6% and 24.3%% of our new loans, respectively, for the nine months ended September 30, 2015. Florida, North Carolina, South Carolina and Tennessee accounted for 33.4%, 29.6%, 11.8% and 25.2% of our new loans, respectively, for the nine months ended September 30, 2014.

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
We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank of the South where the FDIC reimburses us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans (expired in the third quarter of 2015 but require sharing of recoveries until 2018) and a ten-year period for residential loans (expiring in the third quarter of 2020). We refer to all other loans as “non-covered loans.” These are new loans we originate or purchase, loans acquired through the acquisitions of Capital Bank, TIB Bank, Green Bank and Southern Community Bank and Trust and certain loans of the Failed Banks that we acquired, which are no longer covered by any loss sharing agreement.

Covered Loans
As of September 30, 2015, covered loans were $78.5 million, representing 1.5% of our loan portfolio of which 0.1% were past due 30-89 days, 4.1% were nonperforming PCI (of which 1.2% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2014, covered loans were $197.6 million, representing 4.0% of our loan portfolio of which 0.2% were past due 30-89 days, 6.5% were nonperforming PCI (of which 4.2% were >90 days past due and still accreting) and 0.3% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date.
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
Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through September 30, 2015, totaling $133.8 million, have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.

Non-Covered Loans
As of September 30, 2015, non-covered loans were $5.3 billion, representing 98.5% of our loan portfolio, of which 0.2% were past due 30-89 days, 1.3% were nonperforming PCI (of which 0.3% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2014, non-covered loans were $4.8 billion, representing 96.0% of our loan portfolio, of which 0.2% were past due 30-89 days, 2.3% were nonperforming PCI (of which 0.6% were >90 days past due and still accreting) and 0.2% were nonaccrual.
At September 30, 2015, 20.4% of the non-covered loans were acquired impaired loans. Like our covered loans, these acquired loans had disproportionate commercial real estate concentrations. However, the credit quality of these loans is generally higher than that of the covered loans. In connection with the acquisitions, we applied acquisition accounting adjustments to the acquired non-covered loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.
Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	September 30, 2015				December 31, 2014
	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$—	—%	—%	—%	$33,778	—%	4.8%	—%
Other commercial construction and land	81	—%	—%	—%	10,379	—%	39.0%	—%
Multifamily commercial real estate	—	—%	—%	—%	4,663	—%	—%	—%
1-4 family residential construction and land	—	—%	—%	—%	870	—%	—%	—%
Total commercial real estate	81	—%	—%	—%	49,690	—%	11.4%	—%
Owner occupied commercial real estate	79	—%	—%	—%	47,827	—%	2.4%	—%
Commercial and industrial loans	—	—%	—%	—%	7,371	—%	0.9%	0.9%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	79	—%	—%	—%	55,198	—%	2.2%	0.1%
1-4 family residential	44,415	—%	7.0%	0.1%	51,903	0.2%	9.0%	0.1%
Home equity loans	33,912	0.3%	0.3%	0.4%	39,913	0.6%	3.3%	1.1%
Other consumer loans	1	—%	100.0%	—%	99	—%	27.3%	—%
Total consumer	78,328	0.1%	4.1%	0.2%	91,915	0.4%	6.5%	0.6%
Other	—	—%	—%	—%	844	—%	—%	—%
Total covered loans	$78,488	0.1%	4.1%	0.2%	$197,647	0.2%	6.5%	0.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$847,225	0.1%	0.9%	0.1%	$764,778	—%	2.0%	0.1%
Other commercial construction and land	192,202	0.1%	10.7%	0.1%	190,376	0.1%	12.9%	0.1%
Multifamily commercial real estate	82,762	0.1%	0.4%	—%	84,469	—%	2.3%	—%
1-4 family residential construction and land	87,193	—%	—%	—%	67,788	—%	1.3%	—%
Total commercial real estate	1,209,382	0.1%	2.3%	0.1%	1,107,411	—%	3.8%	0.1%
Owner occupied commercial real estate	1,065,796	0.1%	0.9%	0.2%	998,909	0.2%	1.5%	0.3%
Commercial and industrial loans	1,219,101	—%	1.3%	0.1%	1,066,420	—%	2.2%	0.2%
Lease financing	1,488	—%	—%	—%	2,005	—%	—%	—%
Total commercial	2,286,385	0.1%	1.1%	0.2%	2,067,334	0.1%	1.9%	0.2%
1-4 family residential	941,567	0.2%	1.4%	0.1%	873,795	0.2%	2.4%	0.1%
Home equity loans	340,081	0.6%	0.5%	0.5%	338,562	0.5%	1.1%	0.5%
Other consumer loans	401,323	1.0%	—%	0.4%	272,354	1.0%	0.1%	0.3%
Total consumer	1,682,971	0.5%	0.9%	0.3%	1,484,711	0.4%	1.7%	0.3%
Other	147,718	—%	0.1%	—%	143,116	0.1%	1.8%	—%
Total non-covered loans	$5,326,456	0.2%	1.3%	0.2%	$4,802,572	0.2%	2.3%	0.2%
Total loans	$5,404,944	0.2%	1.3%	0.2%	$5,000,219	0.2%	2.4%	0.2%
Of the loans that were nonperforming PCI as of September 30, 2015 and December 31, 2014, $3.2 million (or approximately 4.4%) and $12.9 million (or approximately 10.6%) were covered by loss sharing agreements with the FDIC, respectively. Of these loans $1.0 million (or approximately 30.1%) and $8.2 million (or approximately 4.2%) were >90 days past due and still accreting as of September 30, 2015 and December 31, 2014, respectively. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of September 30, 2015 declined by $49.0 million, or 37%, to $81.7 million as compared to $130.6 million at December 31, 2014. The change in non-performing loans during the nine months ended September 30, 2015 was attributable to $54.7 million in resolutions and $8.9 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $14.6 million of loans that became non-performing. Non-performing loans have declined 78.6% from a peak of $382.5 million at December 31, 2011.
During the nine months ended September 30, 2015, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 54.9% consisted of residential loans and 31.8% consisted of commercial real estate loans.

The customer-owed principal balances and carrying amounts as of September 30, 2015 and December 31, 2014 are set forth in the tables below:

(Dollars in thousands)	September 30, 2015
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$—	$—	—%	$—	—%
Other commercial construction and land	1,090	81	7.4%	—	—%
Multifamily commercial real estate	—	—	—%	—	—%
1-4 family residential construction and land	165	—	—%	—	—%
Total commercial real estate	1,255	81	6.5%	—	—%
Owner occupied commercial real estate	60	79	131.7%	—	—%
Commercial and industrial loans	—	—	—%	—	—%
Lease financing	—	—	—%	—	—%
Total commercial	60	79	131.7%	—	—%
1-4 family residential	60,939	44,415	72.9%	3,143	7.1%
Home equity loans	49,698	33,912	68.2%	227	0.7%
Other consumer loans	185	1	0.5%	1	100.0%
Total consumer	110,822	78,328	70.7%	3,371	4.3%
Other	—	—	—%	—	—%
Total covered loans	$112,137	$78,488	70.0%	$3,371	4.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$970,023	$847,225	87.3%	$8,216	1.0%
Other commercial construction and land	503,216	192,202	38.2%	20,788	10.8%
Multifamily commercial real estate	96,178	82,762	86.1%	315	0.4%
1-4 family residential construction and land	120,905	87,193	72.1%	—	—%
Total commercial real estate	1,690,322	1,209,382	71.5%	29,319	2.4%
Owner occupied commercial real estate	1,143,993	1,065,796	93.2%	11,962	1.1%
Commercial and industrial loans	1,330,444	1,219,101	91.6%	17,437	1.4%
Lease financing	1,488	1,488	100.0%	—	—%
Total commercial	2,475,925	2,286,385	92.3%	29,399	1.3%
1-4 family residential	963,759	941,567	97.7%	14,213	1.5%
Home equity loans	386,975	340,081	87.9%	3,472	1.0%
Other consumer loans	355,051	401,323	113.0%	1,679	0.4%
Total consumer	1,705,785	1,682,971	98.7%	19,364	1.2%
Other	170,878	147,718	86.4%	219	0.1%
Total non-covered loans	$6,042,910	$5,326,456	88.1%	$78,301	1.5%
Total loans	$6,155,047	$5,404,944	87.8%	$81,672	1.5%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $33.6 million, or 30.0%, and $716.5 million or 11.9%, respectively.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

(Dollars in thousands)	December 31, 2014
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$79,101	$33,778	42.7%	$1,636	4.8%
Other commercial construction and land	71,888	10,379	14.4%	4,043	30.9%
Multifamily commercial real estate	10,780	4,663	43.3%	—	—%
1-4 family residential construction and land	3,170	870	27.4%	—	—%
Total commercial real estate	164,939	49,690	30.1%	5,679	11.4%
Owner occupied commercial real estate	61,872	47,827	77.3%	1,131	2.4%
Commercial and industrial loans	17,493	7,371	42.1%	129	1.8%
Lease financing	—	—	—%	—	—%
Total commercial	79,365	55,198	69.5%	1,260	2.3%
1-4 family residential	81,325	51,903	63.8%	4,751	9.2%
Home equity loans	56,631	39,913	70.5%	1,743	4.4%
Other consumer loans	230	99	43.0%	27	27.3%
Total consumer	138,186	91,915	66.5%	6,521	7.1%
Other	15,952	844	5.3%	—	—%
Total covered loans	$398,442	$197,647	49.6%	$13,460	6.8%
Non-covered Portfolio
Non-owner occupied commercial real estate	$850,602	$764,778	89.9%	$15,477	2.0%
Other commercial construction and land	458,778	190,376	41.5%	24,835	13.0%
Multifamily commercial real estate	93,140	84,469	90.7%	1,924	2.3%
1-4 family residential construction and land	101,241	67,788	67.0%	873	1.3%
Total commercial real estate	1,503,761	1,107,411	73.6%	43,109	3.9%
Owner occupied commercial real estate	1,071,105	998,909	93.3%	17,713	1.8%
Commercial and industrial loans	1,170,378	1,066,420	91.1%	24,769	2.3%
Lease financing	2,005	2,005	100.0%	—	—%
Total commercial	2,243,488	2,067,334	92.1%	42,482	2.1%
1-4 family residential	953,159	873,795	91.7%	22,508	2.6%
Home equity loans	392,304	338,562	86.3%	5,372	1.6%
Other consumer loans	287,553	272,354	94.7%	1,083	0.4%
Total consumer	1,633,016	1,484,711	90.9%	28,963	2.0%
Other	151,642	143,116	94.4%	2,607	1.8%
Total non-covered loans	$5,531,907	$4,802,572	86.8%	$117,161	2.4%
Total loans	$5,930,349	$5,000,219	84.3%	$130,621	2.6%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $200.8 million, or 50.4%, and $729.3 million, or 13.2%, respectively.

(2)	Includes loans greater than 90 days past due and nonperforming loans less than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At September 30, 2015, the allowance for loan and lease losses was $46.3 million, of which $25.6 million was associated with PCI loans and $20.6 million related to new loans or acquired non-PCI loans. At September 30, 2015, the allowance for loan and lease losses represents 0.86% of our total $5.4 billion loan portfolio. At December 31, 2014, the allowance for loan and lease losses was $50.2 million, of which $28.9 million was associated with PCI loans and $21.3 million related to new loans or acquired non-PCI loans. At December 31, 2014, the allowance for loan and lease losses represented 1.0% of our total $5.0 billion loan portfolio.
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
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and nine months ended September 30, 2015 and 2014 by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	September 30, 2015			September 30, 2014
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,819	$26,244	$48,063	$20,835	$34,472	$55,307
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(89)	—	(89)
Other commercial construction and land	(1)	(1,085)	(1,086)	1	—	1
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	(4)	—	(4)
Total commercial real estate	(1)	(1,085)	(1,086)	(92)	—	(92)
Owner occupied commercial real estate	(125)	—	(125)	(12)	—	(12)
Commercial and industrial loans	(178)	—	(178)	(283)	—	(283)
Lease financing	—	—	—	—	—	—
Total commercial	(303)	—	(303)	(295)	—	(295)
1-4 family residential	(34)	—	(34)	(13)	—	(13)
Home equity loans	(146)	—	(146)	(337)	—	(337)
Other consumer loans	(1,018)	—	(1,018)	(984)	—	(984)
Total consumer	(1,198)	—	(1,198)	(1,334)	—	(1,334)
Other	(705)	—	(705)	(585)	—	(585)
Total charge-offs	(2,207)	(1,085)	(3,292)	(2,306)	—	(2,306)
Recoveries:
Non-owner occupied commercial real estate	3	—	3	208	—	208
Other commercial construction and land	3	—	3	10	—	10
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	8	—	8	220	—	220
Owner occupied commercial real estate	127	—	127	2	—	2
Commercial and industrial loans	14	—	14	106	—	106
Lease financing	—	—	—	—	—	—
Total commercial	141	—	141	108	—	108
1-4 family residential	4	—	4	5	—	5
Home equity loans	159	—	159	38	—	38
Other consumer loans	223	—	223	133	—	133
Total consumer	386	—	386	176	—	176
Other	173	—	173	161	—	161
Total recoveries	708	—	708	665	—	665
Net charge-offs	(1,499)	(1,085)	(2,584)	(1,641)	—	(1,641)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(317)	506	189	(76)	(1,696)	(1,772)
Other commercial construction and land	154	1,196	1,350	493	908	1,401
Multifamily commercial real estate	(26)	12	(14)	23	(40)	(17)
1-4 family residential construction and land	(62)	(80)	(142)	(70)	(316)	(386)
Total commercial real estate	(251)	1,634	1,383	370	(1,144)	(774)
Owner occupied commercial real estate	(746)	27	(719)	(29)	(401)	(430)
Commercial and industrial loans	224	(28)	196	66	(179)	(113)
Lease financing	—	—	—	—	—	—
Total commercial	(522)	(1)	(523)	37	(580)	(543)
1-4 family residential	(385)	(741)	(1,126)	395	(1,645)	(1,250)
Home equity loans	(69)	(488)	(557)	389	(760)	(371)
Other consumer loans	1,067	(17)	1,050	1,239	5	1,244
Total consumer	613	(1,246)	(633)	2,023	(2,400)	(377)
Other	469	103	572	443	(81)	362
Total provision (reversal) for loan and lease losses	309	490	799	2,873	(4,205)	(1,332)

Allowance for loan and lease losses at the end of the period	$20,629	$25,649	$46,278	$22,067	$30,267	$52,334

	Nine months ended
(Dollars in thousands)	September 30, 2015			September 30, 2014
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(292)	—	(292)
Other commercial construction and land	(9)	(1,085)	(1,094)	(207)	—	(207)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	(6)	—	(6)
Total commercial real estate	(9)	(1,085)	(1,094)	(505)	—	(505)
Owner occupied commercial real estate	(332)	—	(332)	(156)	—	(156)
Commercial and industrial loans	(273)	—	(273)	(444)	—	(444)
Lease financing	—	—	—	—	—	—
Total commercial	(605)	—	(605)	(600)	—	(600)
1-4 family residential	(329)	—	(329)	(114)	—	(114)
Home equity loans	(553)	—	(553)	(931)	—	(931)
Other consumer loans	(2,854)	(162)	(3,016)	(2,572)	—	(2,572)
Total consumer	(3,736)	(162)	(3,898)	(3,617)	—	(3,617)
Other	(1,766)	—	(1,766)	(1,716)	—	(1,716)
Total charge-offs	(6,116)	(1,247)	(7,363)	(6,438)	—	(6,438)
Recoveries:
Non-owner occupied commercial real estate	69	—	69	297	—	297
Other commercial construction and land	177	—	177	23	—	23
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	5	—	5	6	—	6
Total commercial real estate	251	—	251	326	—	326
Owner occupied commercial real estate	127	—	127	26	—	26
Commercial and industrial loans	409	—	409	272	—	272
Lease financing	—	—	—	—	—	—
Total commercial	536	—	536	298	—	298
1-4 family residential	31	—	31	12	—	12
Home equity loans	301	—	301	152	—	152
Other consumer loans	505	—	505	447	—	447
Total consumer	837	—	837	611	—	611
Other	549	—	549	638	—	638
Total recoveries	2,173	—	2,173	1,873	—	1,873
Net charge-offs	(3,943)	(1,247)	(5,190)	(4,565)	—	(4,565)
Provision (reversal) for loan losses:
Non-owner occupied commercial real estate	(332)	2,398	2,066	105	(1,911)	(1,806)
Other commercial construction and land	16	(591)	(575)	992	3,889	4,881
Multifamily commercial real estate	(50)	(15)	(65)	(1)	144	143
1-4 family residential construction and land	53	56	109	(140)	(175)	(315)
Total commercial real estate	(313)	1,848	1,535	956	1,947	2,903
Owner occupied commercial real estate	(152)	(105)	(257)	10	(1,453)	(1,443)
Commercial and industrial loans	(122)	(29)	(151)	448	(231)	217
Lease financing	—	—	—	(2)	—	(2)
Total commercial	(274)	(134)	(408)	456	(1,684)	(1,228)
1-4 family residential	(253)	(3,087)	(3,340)	952	(6,694)	(5,742)
Home equity loans	215	(669)	(454)	1,003	(473)	530
Other consumer loans	2,756	(35)	2,721	3,326	(59)	3,267
Total consumer	2,718	(3,791)	(1,073)	5,281	(7,226)	(1,945)

Other	1,086	117	1,203	988	(670)	318
Total provision (reversal) for loan losses	3,217	(1,960)	1,257	7,681	(7,633)	48
Allowance for loans and lease losses at the end of the period	$20,629	$25,649	$46,278	$22,067	$30,267	$52,334
No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015			December 31, 2014
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$531,487	$1,300	0.2%	$431,345	$1,563	0.4%
Other commercial construction and land	93,276	1,597	1.7%	66,978	1,411	2.1%
Multifamily commercial real estate	58,216	76	0.1%	60,092	126	0.2%
1-4 family residential construction and land	84,261	796	0.9%	58,046	739	1.3%
Total commercial real estate	767,240	3,769	0.5%	616,461	3,839	0.6%
Owner occupied commercial real estate	839,386	1,772	0.2%	783,850	2,129	0.3%
Commercial and industrial	1,133,792	7,756	0.7%	969,406	7,742	0.8%
Lease financing	1,488	—	—%	2,005	—	—%
Total commercial	1,974,666	9,528	0.5%	1,755,261	9,871	0.6%
1-4 family residential	710,005	2,289	0.3%	600,023	2,840	0.5%
Home equity loans	295,123	601	0.2%	286,914	639	0.2%
Other consumer loans	397,662	4,237	1.1%	266,582	3,830	1.4%
Total consumer	1,402,790	7,127	0.5%	1,153,519	7,309	0.6%
Other	113,292	205	0.2%	103,213	336	0.3%
Total loans	$4,257,988	$20,629	0.5%	$3,628,454	$21,355	0.6%

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

The following table summarizes criticized and classified loans at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015 (1)			December 31, 2014 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$—	$61,579	$61,579	$9,076	$91,895	$100,971
Other commercial construction and land	—	53,498	53,498	6,912	52,278	59,190
Multifamily commercial real estate	—	2,655	2,655	811	4,760	5,571
1-4 family residential construction and land	—	1,898	1,898	870	3,011	3,881
Total commercial real estate	—	119,630	119,630	17,669	151,944	169,613
Owner occupied commercial real estate	—	46,939	46,939	16,679	53,738	70,417
Commercial and industrial	—	41,232	41,232	3,748	36,631	40,379
Lease financing	—	—	—	—	—	—
Total commercial	—	88,171	88,171	20,427	90,369	110,796
1-4 family residential	4,998	30,298	35,296	8,785	43,379	52,164
Home equity loans	349	6,131	6,480	2,073	8,356	10,429
Other consumer loans	1	1,698	1,699	27	1,127	1,154
Total consumer	5,348	38,127	43,475	10,885	52,862	63,747
Other	—	2,253	2,253	844	4,226	5,070
Total loans	$5,348	$248,181	$253,529	$49,825	$299,401	$349,226
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $95.7 million, or 37% annualized, during the nine months ended September 30, 2015 as a result of $8.9 million in transfers to other real estate owned and $133.6 million of pay downs, charge offs and upgrades. Loan downgrades of $46.8 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of September 30, 2015, there were 30 loans individually evaluated for impairment and 23 deemed impaired with a related allowance for loan and lease losses of $507 thousand. At December 31, 2014, there were 22 loans individually evaluated for impairment and 14 deemed impaired with a related allowance for loan and lease losses of $43 thousand.
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

Non-Performing Assets
Non-performing assets include accruing/accreting loans delinquent 90 days or more, accreting PCI loans less than 90 days past due with expected cash flows less than contractual terms, non-accrual loans, repossessed personal property and other real estate. Non-PCI loans are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when such assets are 90 days past due. Non-performing assets were as follows:

(Dollars in thousands)	September 30, 2015			December 31, 2014
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$165	$9,482	$9,647	$578	$8,906	$9,484
Accruing/accreting loans delinquent 90 days or more	966	15,572	16,538	8,270	29,863	38,133
Accreting PCI loans <90 days with expected cash flows less than contractual	2,239	53,247	55,486	4,612	78,392	83,004
Total non-performing loans	3,370	78,301	81,671	13,460	117,161	130,621
Repossessed personal property	—	231	231	—	150	150
Other real estate owned	276	54,415	54,691	15,714	61,912	77,626
Total non-performing assets	$3,646	$132,947	$136,593	$29,174	$179,223	$208,397
Allowance for loan and lease losses	$4,775	$41,503	$46,278	$9,794	$40,417	$50,211
Non-performing assets as a percent of total assets	0.05%	1.83%	1.88%	0.43%	2.62%	3.05%
Non-performing loans as a percent of total loans	0.06%	1.45%	1.51%	0.27%	2.34%	2.61%
Allowance for loan and lease losses as a percent of non-performing loans	141.69%	53.00%	56.66%	72.76%	34.50%	38.44%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans			0.48%			0.59%
At September 30, 2015 and December 31, 2014, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 4. Loans in our Consolidated Financial Statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at September 30, 2015 declined by $71.8 million to $136.6 million compared to $208.4 million at December 31, 2014, which represents an annualized decline of 46%. The change in non-performing assets was attributable to the net decline in non-performing loans and other real estate owned of $49.0 million and $22.9 million, respectively. The net decline in non-performing loans was due to $54.7 million in resolutions and $8.9 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $14.6 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $26.7 million, partially offset by acquisitions as noted above.

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

Trading securities related to our non-qualified deferred compensation program totaled $2.9 million and $2.4 million at September 30, 2015 and December 31, 2014, respectively.
Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a low degree of credit and liquidity risk. The following tables set forth our investment securities as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$22,776	$23,875	3.7%	2.50%	11.07
Mortgage-backed securities—residential issued by government sponsored entities	614,262	620,104	95.8%	2.08%	4.88
Industrial revenue bonds	3,409	3,444	0.5%	2.26%	0.24
Total	$640,447	$647,423	100.0%	2.09%	5.09
Held-to-Maturity
U.S. Government agencies	$13,022	$13,356	2.8%	2.83%	5.26
Corporate bonds	70,063	69,742	14.7%	5.00%	5.44
State and political subdivisions—tax exempt	10,805	11,256	2.4%	3.30%	4.28
State and political subdivisions—taxable	530	551	0.1%	3.91%	3.24
Mortgage-backed securities—residential issued by government sponsored entities	373,124	380,523	80.0%	2.38%	3.84
Total	$467,544	$475,428	100.0%	2.80%	4.12

(Dollars in thousands)	December 31, 2014
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$552,203	99.3%	1.87%	4.02
Industrial revenue bonds	3,580	3,690	0.7%	2.24%	0.24
Total	$554,488	$555,893	100.0%	1.87%	3.99
Held-to-maturity
U.S. Government agencies	$13,989	$14,219	3.2%	2.85%	5.37
Corporate bonds	25,000	25,163	5.7%	5.17%	4.97
State and political subdivisions—tax exempt	13,008	13,436	3.0%	3.24%	4.18
State and political subdivisions—taxable	537	563	0.1%	3.89%	3.90
Mortgage-backed securities—residential issued by government sponsored entities	384,428	389,998	88.0%	2.38%	4.09
Total	$436,962	$443,379	100.0%	2.58%	4.18

Contractual maturities of investment securities at September 30, 2015 and December 31, 2014 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
September 30, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$23,875	2.50%	$—	—%	$23,875	2.50%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	620,104	2.08%	620,104	2.08%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,444	2.26%	—	—%	3,444	2.26%
Total	$—	—%	$—	—%	$—	—%	$27,319	2.47%	$620,104	2.08%	$647,423	2.09%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$13,022	2.83%	$—	—%	$13,022	2.83%
Corporate bonds	—	—%	15,063	4.75%	55,000	5.07%	—	—%	—	—%	70,063	5.00%
State and political subdivisions—tax exempt	3	1.10%	4,076	3.15%	6,726	3.39%	—	—%	—	—%	10,805	3.30%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	530	3.91%		—%	530	3.91%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	373,124	2.38%	373,124	2.38%
Total	$3	1.10%	$19,139	4.39%	$61,726	4.88%	$13,552	2.87%	$373,124	2.38%	$467,544	2.80%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Mortgage-backed securities—residential issued by government sponsored entities	$—	—%	$—	—%	$—	—%	$—	—%	$552,203	1.87%	$552,203	1.87%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,690	2.24%	—	—%	3,690	2.24%
Total	$—	—%	$—	—%	$—	—%	$3,690	2.24%	$552,203	1.87%	$555,893	1.87%
Held-to-maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$13,989	2.85%	$—	—%	$13,989	2.85%
Corporate bonds	—	—%	10,000	4.87%	15,000	5.37%					25,000	5.17%
State and political subdivisions—tax exempt	205	0.77%	814	2.04%	11,374	3.33%	615	3.95%	—	—%	13,008	3.24%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	537	3.89%	—	—%	537	3.89%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	384,428	2.38%	384,428	2.38%
Total	$205	0.77%	$10,814	4.66%	$26,374	4.48%	$15,141	2.93%	$384,428	2.38%	$436,962	2.58%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at September 30, 2015 or December 31, 2014 other than as discussed below.

During the quarter ended June 30, 2015, a correspondent bank in which we owned a cost method equity investment filed for bankruptcy protection. Accordingly, we recorded an other than temporary impairment of $288 thousand and completely wrote-off this investment which was acquired along with our legacy acquisitions.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of September 30, 2015, our core deposits, which we define as demand deposits, savings and money market accounts, declined by $44.0 million as compared to December 31, 2014. Net new checking and money market accounts increased as we are building our deposit base around service-oriented customer relationship, which was offset by a decrease in interest bearing demand and savings accounts during the nine months ended September 30, 2015. The average contractual rate on core deposits decreased to 0.13% at September 30, 2015, from 0.14% at December 31, 2014.
Time deposit balances increased by $354.5 million during the nine months ended September 30, 2015. At September 30, 2015, our wholesale time deposits increased by $152.3 million as compared to December 31, 2014, providing a lower cost source of funding than higher rate legacy time deposits and the legacy debt extinguished during the second quarter. The $202.1 million net increase in retail time deposit accounts was primarily a result of two new CD products which raised approximately $108.7 million in new balances. The average contractual rate on time deposits decreased to 0.94% from 1.01% at December 31, 2014. The total cost of deposits slightly increased to 0.39% during the nine months ended September 30, 2015 from 0.37% at December 31, 2014, mainly as a result of the amortization of purchase accounting on time deposits.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015			December 31, 2014			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest bearing demand	$1,099,252	19.8%	—%	$1,054,128	20.1%	—%	$45,124	4.3%
Interest bearing demand	1,251,365	22.5%	0.12%	1,383,990	26.3%	0.15%	(132,625)	(9.6)%
Savings	436,385	7.8%	0.22%	500,028	9.5%	0.22%	(63,643)	(12.7)%
Money market	1,005,406	18.1%	0.26%	898,254	17.1%	0.23%	107,152	11.9%
Total core deposits	3,792,408	68.1%	0.13%	3,836,400	73.0%	0.14%	(43,992)	(1.1)%
Customer time deposits	1,358,731	24.4%	1.03%	1,156,597	22.0%	1.10%	202,134	17.5%
Wholesale time deposits	414,439	7.4%	0.64%	262,103	5.0%	0.59%	152,336	58.1%
Total time deposits	1,773,170	31.9%	0.94%	1,418,700	27.0%	1.01%	354,470	25.0%
Total deposits	$5,565,578	100.0%	0.39%	$5,255,100	100.0%	0.37%	$310,478	5.9%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	September 30, 2015		December 31, 2014
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand	$1,116,757	—%	$1,047,135	—%
Interest bearing
Interest bearing demand	1,291,439	0.17%	1,351,295	0.17%
Savings	452,058	0.21%	508,979	0.22%
Money market	977,273	0.27%	905,225	0.24%
Time deposits (1)	1,642,745	0.96%	1,434,775	0.86%
Total deposits	$5,480,272	0.39%	$5,247,409	0.34%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by maturity and deposit amount:

(Dollars in thousands)	September 30, 2015
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of Less than $100K	Total
Three or less	$194,143	$120,344	$314,487
Over three to six	63,440	113,126	176,566
Over six to twelve	94,305	157,988	252,293
Over twelve	500,459	529,365	1,029,824
Total deposits	$852,347	$920,823	$1,773,170

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
As of September 30, 2015 and December 31, 2014, we had 12.26% and 13.63% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net. Tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors. Non-GAAP measures have inherent limitations and are not required to be uniformly applied. They should not be considered in isolation or as a substitute for analysis of results reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for total shareholders’ equity.

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

(Dollars in thousands)
	September 30, 2015	December 31, 2014
Total shareholders' equity	$1,022,642	$1,063,574
Less: goodwill and intangible assets	(150,567)	(153,419)
Tangible common equity	$872,075	$910,155
Total assets	$7,261,196	$6,831,410
Less: goodwill and intangible assets	(150,567)	(153,419)
Tangible assets	$7,110,629	$6,677,991
Tangible common equity ratio	12.26%	13.63%
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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars and shares in thousands, except per share amounts)
	September 30, 2015	December 31, 2014
Total shareholders' equity	$1,022,642	$1,063,574
Less: goodwill and intangible assets, net of taxes	(144,447)	(146,168)
Tangible book value	$878,195	$917,406
Common shares outstanding	44,466	47,593
Book value per share	$23.00	$22.35
Tangible book value per share	$19.75	$19.28
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of September 30, 2015, we had a Tier 1 leverage ratio of 13.6%, which provided us with $387.6 million in excess capital relative to our longer-term target of 8%. As of September 30, 2015, Capital Bank, N.A. had an 11.2% Tier 1 leverage ratio, a 12.9% Tier 1 common capital ratio, a 12.9% Tier 1 risk-based ratio and a 13.7% Total risk-based capital ratio.
As of December 31, 2014, we had a Tier 1 leverage ratio of 14.3%, which provided us with $279.7 million in excess capital relative to the 10% Tier 1 leverage ratio required for the Bank under the OCC Operating Agreement in effect at the time and $410.4 million in excess capital relative to our longer-term target of 8%. As of December 31, 2014, Capital Bank, N.A. had a 13.5% Tier 1 leverage ratio, a 17.0% Tier 1 risk-based ratio and an 18.1% total risk-based capital ratio.
The OCC Operating Agreement required Capital Bank, N.A. to maintain total capital equal to at least 12% of risk-weighted assets, Tier 1 capital equal to at least 11% of risk-weighted assets and a minimum leverage ratio of 10% (Tier 1 Capital ratio). On August 31, 2015 the OCC terminated this agreement and as a result the Bank is no longer subject to special de novo capital requirements and other restrictions.

The minimum ratios along with the actual ratios for us and Capital Bank, N.A. as of September 30, 2015 and December 31, 2014 are presented in the following tables:

(Dollars in thousands)			Actual
September 30, 2015	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2015	December 31, 2014
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	13.6%	14.3%
Capital Bank, N.A.	≥ 5.0%	≥ 4.0%	11.2%	13.5%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	14.5%	N/A
Capital Bank, N.A.	≥ 6.5%	≥ 4.5%	12.9%	N/A
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	15.6%	18.0%
Capital Bank, N.A.	≥ 8.0%	≥ 6.0%	12.9%	17.0%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	16.4%	19.1%
Capital Bank, N.A.	≥ 10.0%	≥ 8.0%	13.7%	18.1%

	Actual
(Dollars in thousands)	September 30, 2015	December 31, 2014
CBF Consolidated
Tier 1 Leverage Capital	$941,487	$933,335
Excess Tier 1 Leverage Capital:
vs. 8% target	387,561	410,446
Capital Bank, N.A.
Tier 1 Leverage Capital	772,914	881,395
Excess Tier 1 Leverage Capital:
vs. 8% target	220,433	359,715
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of September 30, 2015, our capital buffer would be 5.7%; well exceeding the 2.5% 2019 requirement.
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

Dividend Program
The Company's board of directors approved a quarterly common dividend program commencing with a cash dividend of $0.10 per share declared on October 20, 2015, payable on November 16, 2015, to shareholders of record as of November 2, 2015.
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
As of September 30, 2015 and December 31, 2014, cash and liquid securities totaled 17.2% and 17.3% of assets, respectively, providing us with $163.3 million and $158.7 million, respectively, of excess liquidity relative to our planning target. As of September 30, 2015, the ratio of wholesale to total funding was 19.8%, which is below our policy limit of 25%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At September 30, 2015 and December 31, 2014, there were $520.9 million and $296.1 million, respectively, in FHLB advances outstanding. In addition, we had $25.4 million and $25.7 million in letters of credit outstanding as of September 30, 2015 and December 31, 2014, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $212.8 million and $247.7 million, respectively.
We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.
As of September 30, 2015 and December 31, 2014, our holding company had cash of approximately $142.1 million and $54.8 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The increase in cash was due to a $199.4 million dividend to the Company by its subsidiary Capital Bank N.A., which was paid on January 30, 2015, upon Board and regulatory approval, partially offset by $84.6 million of common share buybacks. We may use this dividend for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At September 30, 2015, approximately 51% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of more than five years. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At September 30, 2015, securities accounted for 15% of assets, and the effective duration of the portfolio was 3.7 years with limited extension risk to 4.3 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At September 30, 2015, core deposits accounted for 68% of total deposits, and checking balances accounted for 62% of core deposits.
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
Based upon the current interest rate environment, as of September 30, 2015, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$15,753	6.3%	$9,903	0.9%
200	11,134	4.4%	13,876	1.3%
100	5,454	2.2%	10,873	1.0%
—	—	—%	—	—%
(25)	(1,368)	(0.5)%	(4,293)	(0.4)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps and cash flow hedges. As of September 30, 2015, we were in compliance with all of the limits and policies established by our Board of Directors. We continuously evaluate all balance sheet strategies to optimize the Company’s interest rate risk position and plan to take prudent and deliberate actions which we anticipate will moderate our asset sensitivity and move the Company back into compliance with the limits and policies established by our Board of Directors. As a component of these strategies, the Company has entered into $235.0 million of notional receive-fixed interest rate swaps during the nine months ended September 30, 2015.
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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSERT
RAPIMAG
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31	137,327	$29.68	137,327	$99,579,170
August 1-31	1,133,427	29.48	1,133,427	83,051,273
September 1-30	721,322	30.70	721,322	42,177,118
Total	1,992,076	$29.94	1,992,076	$42,177,118
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
During the three months ended September 30, 2015, the Company did repurchased $59.6 million, or 1,992,076 common shares at an average price of $29.94 per share.
As of September 30, 2015, the Company has repurchased a total of $257.8 million or 11,039,032 common shares at an average price of $23.36 per share, and had $42.2 million of remaining availability for future share repurchases.

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

CAPITAL BANK FINANCIAL CORP.

Date:	November 6, 2015	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	November 6, 2015	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)