Form 10-K
period 2015-12-31
Capital Bank Financial Corp.
filed 2016-02-26
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
  (Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from              to
Commission File Number 001-35655

(Exact name of registrant as specified in its charter)

Delaware	27-1454759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4725 Piedmont Row Drive Suite 110 Charlotte, North Carolina 28210
(Address of principal executive offices) (Zip Code)
(704) 554-5901
(Registrant’s telephone number, including area code)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Voting Common Stock held by non-affiliates was $742.8 million.
On January 31, 2016, there were 26,592,363 shares of the Registrant's Class A Common Stock outstanding and 16,553,429 shares of the Registrant's Class B Non-Voting Common Stock outstanding.
Documents Incorporated By Reference: Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2015 fiscal year end are incorporated by reference into Part III of this report.

CAPITAL BANK FINANCIAL CORP.
FORM 10-K
For the fiscal year ended December 31, 2015

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank Corporation ("Capital Bank") loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, the Company’s geographic concentration in the southeastern region of the United States, restrictions imposed by Capital Bank loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank technology and information systems. Additional factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A: Risk Factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
As used in this document, the terms “we,” “us,” “our,” “CBF,” and “Company” mean Capital Bank Financial Corp. and its subsidiaries (unless the context indicates another meaning); the term “Bank” or “Capital Bank” means Capital Bank Corporation, our wholly-owned banking subsidiary and its subsidiaries (unless the context indicates another meaning).

ITEM 1: BUSINESS
Our Company
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits of three failed banks from the Federal Deposit Insurance Corporation (“FDIC”). We recently announced our eighth acquisition, CommunityOne Bancorp (“CommunityOne”) which we expect will close during the second calendar quarter of 2016, subsequent to the completion of required regulatory examinations and subject to the approval of shareholders and regulators. We currently operate 152 branches in Florida, North and South Carolina, Tennessee, and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
We were founded by a group of experienced bankers with a successful record of acquiring, integrating and operating financial institutions.
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
Our Chief Financial Officer, Christopher G. Marshall, has over 33 years of financial and managerial experience, including serving as Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC/Ally Bank, Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Mr. Marshall also served as Chief Financial Officer of Bank of America’s Consumer

Products Group. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services.
Our Chief Credit Officer, R. Bruce Singletary, has over 35 years of experience, including 22 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region. Mr. Singletary then relocated to Florida to establish a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).
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
Our Acquisitions
Overview
Our banking operations commenced on July 16, 2010, when we purchased $1.2 billion of assets and assumed $960.1 million of deposits of three failed banks from the FDIC. We did not pay the FDIC a premium for the deposits of the failed banks. In connection with these acquisitions, we entered into loss sharing agreements with the FDIC covering approximately $796.1 million of outstanding loans balances and real estate of the failed banks that we acquired. Under the loss sharing agreements, the FDIC agreed to absorb 80% of all credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. On September 30, 2010, we invested $175.0 million in TIB Financial Corp. (“TIB Financial”), a publicly held financial services company that had total assets of $1.7 billion and operated 28 branches in southwest Florida and the Florida Keys. On January 28, 2011, we invested $181.1 million in Capital Bank Corporation (“Capital Bank Corp.”), a publicly held financial services company that had $1.7 billion in assets and operated 32 branches in central and western North Carolina. On September 7, 2011, we invested $217.0 million in Green Bankshares, Inc. (“Green Bankshares”), a publicly held financial services company that had $2.4 billion in assets and operated 63 branches across East and middle Tennessee in addition to one branch in each of Virginia and North Carolina. In addition, on October 1, 2012, we invested approximately $99.3 million in Southern Community Financial Corporation, a publicly held financial services company that had approximately $1.4 billion in assets and operated 22 branches in North Carolina. We have integrated our seven acquired institutions and combined them all onto a single scalable processing platform. In November, we announced the proposed acquisition of CommunityOne, which will be our eighth acquired acquisition.

On November 22, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CommunityOne, pursuant to which CommunityOne will merge with and into CBF on the terms and subject to the conditions set forth in the CommunityOne Merger Agreement (the “Merger”). Under the terms of the Merger Agreement, CommunityOne shareholders may elect to receive as merger consideration, subject to proration, either (i) $14.25 in cash, without interest or (ii) 0.43 shares of our Class A common stock, with 85% of the shares of CommunityOne common stock to be converted into stock consideration and 15% of the shares of CommunityOne common stock to be converted into cash consideration. Subject to stockholder and regulatory approvals, and certain other closing conditions, the Merger is expected to close in the second quarter of 2016.
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
These transactions gave us an initial market presence in Miami, which we targeted because of its size and diverse business activity, and South Carolina, which we targeted because of its attractive demographic growth trends.
Loss Sharing Agreements
In connection with our acquisition of the Failed Banks, we entered into loss sharing agreements with the FDIC covering approximately $796.1 million of outstanding loan balances and other real estate owned of the Failed Banks that we acquired. Under the loss sharing agreements, the FDIC agreed to absorb 80% of all credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements.
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
We have agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final resolution of all covered assets under the loss sharing agreements in the event losses thereunder fail to reach expected levels, not to exceed ten years from the date of our acquisition of the Failed Banks. The estimated fair value of the true-up payment as of the acquisition date was $1.0 million. As of December 31, 2015, we have a $1.5 million accrual for the estimated fair value of this liability.
Under the loss sharing agreements, we are limited in our ability to dispose of covered assets and we are required to follow specific servicing procedures and to undertake loss mitigation efforts. Additionally, the FDIC has information rights with respect to our performance, requiring us to maintain detailed compliance records.
On July 16, 2015, all non-single family FDIC loss sharing agreements expired. The carrying value of the FDIC indemnification asset at December 31, 2015 was $6.7 million.
TIB Financial Corp.
On September 30, 2010, we invested approximately $175.0 million in TIB Financial, a publicly held bank holding company headquartered in Naples, Florida that had total assets of approximately $1.7 billion and operated 28 branches in southwest Florida and the Florida Keys. Upon the closing of the TIB Financial investment on September 30, 2010, we owned approximately 99% of the outstanding voting power of TIB Financial. TIB Financial subsequently completed a rights offering to legacy TIB Financial stockholders, which reduced our ownership interest in TIB Financial to approximately 94%. In connection with our TIB Financial investment, we acquired a warrant to purchase an additional $175.0 million in TIB common stock on substantially the same terms as our initial investment, exercisable in whole or in part until March 30, 2012. On March 31, 2012, the warrant expired unexercised. On April 29, 2011, we combined TIB Financial’s banking subsidiary, TIB Bank, with our banking subsidiary, NAFH National Bank (whose name has since changed to Capital Bank Corporation) in an all-stock transaction.
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
Capital Bank Corp.
On January 28, 2011, we invested approximately $181.1 million in Capital Bank Corp., a publicly held bank holding company headquartered in Raleigh, North Carolina that had approximately $1.7 billion in assets and operated 32 branches in central and western North Carolina. Upon closing of the Capital Bank Corp. investment, we owned approximately 85% of the voting power of Capital Bank Corp. Also, in connection with the investment, each existing Capital Bank Corp. stockholder received one contingent value right (which we refer to as a “CVR”) per share that entitled the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Capital Bank Corp.’s existing loan portfolio.
Holders of Capital Bank Corp. CVRs did not receive any payment at the end of the five-year term as credit losses exceeded the threshold for payment.
Capital Bank Corp. subsequently completed a rights offering to legacy Capital Bank Corp. stockholders, which reduced our ownership interest to approximately 83%. On June 30, 2011, we combined Capital Bank Corp.’s banking subsidiary, Capital Bank, with our banking subsidiary, NAFH National Bank, in an all-stock transaction and changed the name of NAFH National Bank to Capital Bank.
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
This transaction gave us a strong presence in fast-growing North Carolina markets, including the Raleigh MSA, which, according to SNL Financial, has the fifth highest projected population growth rate in the nation, with over 8.2% growth projected between 2016 and 2021.
Green Bankshares, Inc.
On September 7, 2011, we invested $217.0 million in Green Bankshares, a publicly held bank holding company headquartered in Greeneville, Tennessee that had $2.4 billion in assets reported at the date of acquisition and operated 63 branches across East and middle Tennessee in addition to one branch in each of Virginia and North Carolina. Total assets at the date of acquisition included gross loans of $1.3 billion. Also, in connection with the investment, each existing Green Bankshares stockholder received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Green Bankshares’ existing loan portfolio. We estimate that the maximum amount that may be payable under the Green Bankshares CVR at the end of its five-year term to be $10.0 million, based on the number of Green Bankshares common shares outstanding as of September 6, 2011. As of December 31, 2015 we had no liability accrued and as of December 31, 2014, we had $0.1 million accrued related to these CVRs. Based on the credit performance of Green Bankshares’ existing loan portfolio to date, we currently anticipate that holders of Green Bankshares CVRs are unlikely to receive a payment at the end of the five-year term of the Green Bankshares CVRs. If there is a change of control of the Company prior to the end of such five-year term, the CVRs will receive the maximum payout amount of $0.75 in cash per CVR.
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
Southern Community Financial Corporation
On October 1, 2012, we completed the acquisition of all of the preferred and common equity interests in Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston-Salem, North Carolina with approximately $1.4 billion in assets and 22 branches in Winston-Salem, the Piedmont Triad and other North Carolina markets. The consideration consisted of approximately $99.3 million in cash. Also, in connection with the acquisition, each common shareholder of SCMF received one CVR per share that entitled the holder to receive up to $1.30 in cash per share at the end of a five-year period based on the credit performance of SCMF’s existing loan portfolio. The maximum amount that was payable under the Southern Community CVR at the end of its five-year term was $21.9 million. As of December 31, 2014, we had accrued $17.4 million related to these CVRs. On March 16, 2015, we announced the early redemption of the CVRs issued to former shareholders of SCMF. The Company redeemed all related CVRs on or before March 31, 2015 at a price of $1.00 per CVR and each CVR holder who delivered consent prior to the March 13, 2015 expiration date received an additional payment of $0.03 per CVR.
Southern Community, founded in 1996, was the parent of Southern Community Bank and Trust and controlled the third largest share of deposits in the Winston-Salem MSA, the fifth largest MSA in North Carolina. It operated in the neighboring counties of Guilford, Stokes, Surry and Yadkin with a branch each in Raleigh and Asheville.
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
CommunityOne Bancorp

On November 22, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CommunityOne, pursuant to which CommunityOne will merge with and into CBF on the terms and subject to the conditions set forth in the CommunityOne Merger Agreement (the “Merger”). Under the terms of the Merger Agreement, CommunityOne shareholders may elect to receive as merger consideration, subject to proration, either (i) $14.25 in cash, without interest or (ii) 0.43 shares of our Class A common stock, with 85% of the shares of CommunityOne common stock to be converted into stock consideration and 15% of the shares of CommunityOne common stock to be converted into cash consideration. Subject to stockholder and regulatory approvals, and certain other closing conditions, the Merger is expected to close in the second quarter of 2016.

CommunityOne is a bank holding company headquarter in Charlotte, North Carolina and incorporated in 1984 under the laws of the State of North Carolina. CommunityOne offers a complete line of consumer, mortgage and business banking services, including loan, deposit, treasury management, online and mobile banking services, as well as wealth management and trust services, to individual and small and middle market businesses through 45 financial centers located throughout central, southern and western North Carolina and three loan production offices located in Raleigh and Winsto-Salem, North Carolina and Charleston, South Carolina. CommunityOne defines its market as communities located in North Carolina, as well as adjoining markets in South Carolina and Virginia.
Reorganization
Substantially concurrent with the completion of our initial public offering, we merged each of our then majority-held bank holding company subsidiaries (TIB Financial, Capital Bank Corp. and Green Bankshares) with the Company (the “reorganization”). In connection with the mergers of our majority-held subsidiaries, the then existing third-party stockholders of these subsidiaries received shares of Class A common stock in exchange for their minority existing shares.

We issued 3,709,832 shares of Class A common stock to the other shareholders of our bank holding company subsidiaries that were merged with the Company in the reorganization. Following the completion of our initial public offering and the reorganization, we became a publicly traded bank holding company with a single directly and wholly-owned bank subsidiary, Capital Bank.
Southern Community CVR Consent Solicitation
On February 6, 2015, we announced a consent solicitation with respect to the Southern Community CVRs (the “Solicitation”). Through the Solicitation, we sought consents from holders of the Southern Community CVRs to permit us to redeem the Southern Community CVRs from the consenting holders at a price of $1.00 per CVR, in cash, without interest (the “Redemption Proceeds”) promptly following the expiration date of the Solicitation and amend the CVR Agreement for the Southern Community CVR to permit us to redeem all of the Southern Community CVRs at any time prior to March 31, 2015 at a price equal to the Redemption Proceeds. We offered to pay a $0.03 per CVR consent fee to each holder of Southern Community CVRs who gave their consent prior to the Expiration Date. As a majority of holders of the outstanding CVRs consented to the early redemption and amendment to the CVR agreement, the CVRs were redeemed on March 31, 2015 for $17.2 million.
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
Acquisition and Integration Strategy
We seek acquisition opportunities consistent with our business strategy that we believe will produce attractive returns for our stockholders. We continue to pursue acquisitions that position us in southeastern U.S. markets with attractive demographics and business growth trends, expand our branch network in existing markets, increase our earnings power or enhance our suite of products.
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

•
Reduced-Risk Legacy Portfolio. Our acquired loan portfolios have been marked-to-market with the application of the acquisition method of accounting, meaning that the carrying value of these assets at the time of their acquisitions reflected our estimate of lifetime credit losses. In addition, as of December 31, 2015, approximately 4.3% of our purchased credit-impaired (“PCI”) loan portfolio was covered by the loss sharing agreements we entered into with the FDIC, resulting in limited credit risk exposure for these assets.

•
Excess Capital and Liquidity. As a result of our private placements and the capital we raised in our initial public offering as well as the disciplined deployment of capital, we have ample capital with which to make acquisitions. As of December 31, 2015, we had an 11.5% tangible common equity ratio (which is a non-GAAP measure used by certain regulators, financial analysts and others to measure core capital strength) and a 12.7% Tier 1 leverage ratio, which provided us with $335.1 million in excess capital relative to our long-term planning target of 8%. As of December 31, 2015, Capital Bank, had an 11.1% Tier 1 leverage ratio, a 12.9% Tier 1 common capital ratio and a 13.7% total risk-based capital ratio. As of December 31, 2015, we had cash and securities equal to 16.9% of total assets, which provides ample liquidity to support our existing banking franchises. Further, our investment portfolio consists primarily of U.S. agency-guaranteed mortgage-backed securities, which have limited credit or liquidity risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity” for a discussion of the use of the tangible common equity ratio in our business and the reconciliation of the tangible common equity ratio.

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

Our Market Area
We view our market area as the southeastern region of the United States. Our seven acquisitions have established a footprint defined by the Miami-Raleigh-Nashville triangle, which includes the Carolinas, Southwest Florida (Naples), Southeast Florida (Miami-Dade and the Keys) and Central and Western Tennessee. These markets include a combination of large and fast-growing metropolitan areas that we believe will offer us opportunities for organic loan and deposit growth. According to SNL Financial, the Raleigh MSA has the fifth highest projected population growth rate in the nation, with approximately 8.2% growth projected between 2016 and 2021. Similarly, the Nashville MSA is projected to grow by 6.9%. The Miami MSA is already considered a large metropolitan area with a population in excess of 6.0 million. Approximately 55% of our current branches are located in our target MSAs. The following table highlights key demographics of our target market areas:

Target Metropolitan Statistical Area	No. of Branches	December 31, 2015 Total Deposits (1)	2015 Total Population (Actual)(1)*	2015-2020 Projected Population Growth*
Miami-Fort Lauderdale-West Palm Beach, FL	12	$1,099,654	6,032	6.3%
Key West, FL	9	539,928	78	5.4
Nashville-Davidson-Murfreesboro-Franklin, TN	19	535,675	1,840	6.9
Winston-Salem, NC	10	407,236	659	3.5
Raleigh, NC	12	380,937	1,274	8.2
Cape Coral-Fort Myers, FL	7	269,776	698	8.1
Burlington, NC	5	247,936	157	3.9
Greeneville, TN	5	208,526	68	0.7
Naples-Immokalee-Marco Island, FL	2	173,205	357	7.5
Spartanburg, SC	3	147,716	325	4.2
Target MSAs(2)	84	4,010,589	11,489	5.5
CBF Consolidated(2)	152	5,860,210	21.734	5.3
National Aggregate			322.431	3.7

*	Source: SNL Financial.

(1)	In thousands.

(2)	Population growth and median household income metrics are deposit weighted by MSA.

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
In addition, our commercial lending teams coordinate with personnel in our consumer bank business line to provide personal loans and other services to the owners, managers and employees of the Bank’s commercial clients. At December 31, 2015, total commercial loans were $3.7 billion (or 65% of our total loan portfolio). Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Our commercial lending teams offer a wide range of commercial loan products, including:

•	owner occupied and non-owner occupied commercial real estate;

•	construction;

•	working capital loans and lines of credit;

•	demand, and time loans; and

•	equipment, inventory and accounts receivable financing.
During 2015, we originated $1.1 billion of new commercial loans. Our commercial lending teams also seek to gather low-cost deposits from commercial customers in connection with extending credit. In addition to business demand, savings and money market accounts, we also provide specialized cash management services and deposit products.

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
Lending Activities
We originate a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes, loans to municipalities and loans for new and used cars and boats. A significant portion of our loan portfolio is related to real estate. As of December 31, 2015, loans collateralized by real estate totaled $3.8 billion (or 67% of our total loan portfolio). The economic trends in the regions we serve are influenced by the industries within those regions. Consistent with our emphasis on being a community-oriented financial institution, most of our lending activity is with customers located in and around counties in which we have banking offices.
As of December 31, 2015, our owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential mortgage loans and commercial and industrial loans represented 19.6%, 15.4%, 18.1% and 23.3%, respectively, of our $5.6 billion loan portfolio.
We use a centralized risk management process to ensure uniform credit underwriting that adheres to our loan policies as approved annually by our Board of Directors. Lending policies are reviewed on a regular basis to confirm that we are prudent in setting underwriting criteria. Credit risk is managed through a number of methods, including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans and coding of all loans by purpose, class and collateral type. We seek to focus on underwriting loans that lead to a balanced, diversified portfolio. At December 31, 2015, all commercial loans totaled $3.7 billion.
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
A key component of our growth strategy is to grow our loan portfolio by originating high-quality commercial and consumer loans, with a lesser emphasis on non-owner occupied real estate loans, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. In 2015, our loan portfolio increased by $632.5 million as a result of $1.8 billion in new loans, partially offset by $145.0 million of resolutions and $1.0 billion of principal repayments.
In addition, until the fourth quarter of 2015, we operated an indirect prime auto lending business which originated loans for new and used cars through relationships with dealers in southwest and southeast Florida, the Florida Keys, and Tennessee. Loans were approved subject to review of FICO credit scores, vehicle age, and loan-to-value ratio. We set pricing for loans based on credit score, vehicle age, and loan term. During the fourth quarter of 2015, we stopped taking applications for new loans. As of December 31, 2015, we had $351.8 million of indirect auto loans.
Deposits
Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. Deposits are attracted principally from clients within our branch network through the offering of a wide selection of deposit instruments to individuals and businesses, including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. We are focused on reducing our reliance on high-cost certificates of deposit as a source of funds by replacing them with low-cost deposit accounts. Deposit account terms vary with respect to the minimum balance required; the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding and (4) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relatively low cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other services. In addition, we gather a portion of our deposit funding through brokered deposits. At December 31, 2015, total deposits were $5.9 billion of which $5.2 billion (or 88%) were customer sourced deposits and $687.0 million (or 12%) were brokered deposits. At December 31, 2015, our core deposits of $4.0 billion (total deposits less time deposits and brokered money market deposits) consisted of $1.1 billion of non-interest checking accounts, $1.4 billion of interest bearing demand accounts, $418.9 million of savings accounts and $1.0 billion of money market deposits. For the foreseeable future, we remain focused on retaining and growing a strong deposit base and transitioning certain of our customers to low-cost banking services as high-cost funding sources, such as high-interest certificates of deposit, mature.
Marketing
Our marketing activities support all of our products and services described above. Historically, most of our marketing efforts have supported our real estate mortgage, commercial and retail banking businesses. Our marketing strategy aims to:

•	capitalize on our personal relationship approach, which we believe differentiates us from our larger competitors in both the commercial and residential mortgage lending businesses;

•	meet our growth objectives based on current economic and market conditions;

•	attract core deposits held in checking, savings, money market and interest bearing demand accounts;

•	provide customers with access to our local executives;

•	appeal to customers in our region who value quality banking products and personal service;

•	pursue commercial and industrial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;

•	cross-sell our products and services to our existing customers to leverage our relationships, grow fee income and enhance profitability;

•	utilize existing industry relationships cultivated by our senior management team; and

•	adhere to safe and sound credit standards.

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
Competition
The financial services industry in general and our primary markets of the Carolinas, Florida and Tennessee are highly competitive. We actively compete with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies, money market mutual funds and other financial institutions. Our largest competitors include Bank of America, Wells Fargo, JPMorgan Chase, Citigroup, BB&T, First Citizens, SunTrust, Regions, FNB United Corp., Toronto-Dominion, Synovus, First Financial, SCBT, EverBank, Fifth Third Bancorp, First Horizon, Pinnacle Financial, First South and U.S. Bancorp.
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
Employees
At December 31, 2015, we had approximately 1,291 full-time employees and 98 part-time employees. None of our employees are parties to a collective bargaining agreement.
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
As a bank holding company, we are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (which we refer to as the “Federal Reserve”). Our North Carolina bank subsidiary is subject to supervision and regulation by the North Carolina Commissioner of Banks (which we refer to as the “NCCOB”) and the FDIC. In addition, we expect that the additional businesses that we may invest in or acquire will be regulated by various state and/or federal regulators, including the Office of the Comptroller of the Currency (which we refer to as the "OCC"), the Federal Reserve, the Consumer Financial Protection Bureau (which we refer to as the “CFPB”), and the FDIC.
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
Capital Bank, as a State Chartered Bank
Capital Bank is a North Carolina state chartered non-Federal Reserve member bank and is subject to supervision (including regular examination) by its primary banking regulator, the NCCOB and the FDIC. Capital Bank’s deposits are insured by the FDIC through the deposit insurance fund (“DIF”) up to applicable limits in the manner and extent provided by law.
Capital Bank was originally formed as NAFH National Bank for the purpose of completing the acquisition of the Failed Banks. On April 29, 2011, we combined TIB Financial’s banking subsidiary, TIB Bank, with NAFH National Bank in an all-stock transaction. On June 30, 2011, we combined Capital Bank Corp.’s banking subsidiary, Capital Bank, with NAFH National Bank in an all-stock transaction and, simultaneously with the consummation of the transaction, changed the name of NAFH National Bank to Capital Bank, National Association. On September 7, 2011, we combined Green Bankshares’ banking subsidiary, GreenBank, with Capital Bank in an all-stock transaction. In October 2012, we merged Southern Community Bank and Trust, the wholly-owned bank subsidiary of Southern Community Financial, with and into

Capital Bank, N.A. On November 17, 2015, we converted from a national association to a North Carolina state-charted bank following the approval of an application with the NCCOB of the Commissioner and subsequently changed the Bank's name to Capital Bank Corporation.

OCC Operating Agreement and FDIC Order
Capital Bank was subject to specific requirements pursuant to an OCC Operating Agreement, which it entered into with the OCC in connection with our acquisition of the Failed Banks. The OCC Operating Agreement required, among other things, that Capital Bank maintain various financial and capital ratios and provide notice to, and obtain consent from, the OCC with respect to any additional failed bank acquisitions from the FDIC or the appointment of any new director or senior executive officer of Capital Bank. On August 31, 2015, the OCC terminated this agreement and as a result, the Bank is no longer subject to special de novo capital requirements and other restrictions.
Capital Bank (and, with respect to certain provisions, the Company) is also subject to an FDIC Order issued in connection with the FDIC’s approval of our applications for deposit insurance for the Failed Banks. The FDIC Order requires, among other things, that Capital Bank maintain an adequately funded allowance for loan and lease losses and that Capital Bank’s Board of Directors meet certain independence and experience standards.
A failure by us or Capital Bank to comply with the FDIC Order could subject us to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions by the FDIC, in connection with any materials or information submitted thereunder, could prevent us from executing our business strategy and negatively impact our business, financial condition, liquidity and results of operations.
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

Broad Supervision and Enforcement Powers
A principal objective of the U.S. bank regulatory regime is to protect depositors by ensuring the financial safety and soundness of banks and other insured depository institutions. To that end, the Federal Reserve and the FDIC have broad supervisory and enforcement authority with regard to bank holding companies and banks, including the power to conduct examinations and investigations, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. The CFPB similarly has broad regulatory supervision and enforcement authority with regard to consumer protection matters affecting us or our subsidiaries.

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
Dividend Restrictions
The Company is a legal entity separate and distinct from each of its subsidiaries. Our ability to pay dividends and make other distributions may depend upon the receipt of dividends from our bank subsidiary and is limited by federal and state law and accompanying regulations or guidance. The specific limits depend on a number of factors, including the Bank’s recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.
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

On August 24, 2010, Capital Bank entered into the OCC Operating Agreement, which in certain circumstances restricted Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions. The OCC Operating Agreement was terminated on August 31, 2015. Subsequent to receiving approval from the OCC, the Company received dividends from the Bank totaling $199.4 million, $56.0 million and $105.0 million on January 30, 2015, July 15, 2014 and September 24, 2013, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.

The Company's board of directors approved a quarterly common dividend program commencing with a cash dividend of $0.10 per share paid during the fourth quarter of 2015. Subsequent to year end, the Company declared a cash dividend of $0.10 per share which was paid on February 22, 2016, to shareholders of record as of February 8, 2016.
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
Revised Rules
The federal banking agencies recently revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to effect the implementation of Basel III Accords. The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. These minimums are discussed below. There are three categories of capital under the rules. With the implementation of the Dodd-Frank Act, certain changes have been made as to the type of capital that falls under each of these categories. For us, as a bank holding company, common equity Tier 1 capital, a new category, includes only common stock, related surplus, retained earnings and qualified minority investments. Additional Tier 1 capital includes non-cumulative perpetual preferred stock, certain qualifying minority interests, and for bank holding companies with less than $15.0 billion in consolidated assets, cumulative perpetual preferred stock and grandfathered trust preferred securities. Tier 2 capital includes subordinated debt, certain qualifying minority investments, and for bank holding companies with less than $15.0 billion in consolidated assets, non-qualifying capital instruments issued before May 19, 2010 that exceed 25% of Tier 1 capital. The capital rules also codify a Tier 1 leverage ratio that has long been used by the agencies as an indicator of risk.
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
In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule establishes an integrated regulatory capital framework and introduces the “Standardized Approach” for risk weighted assets, which replaced the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, the date the Company became subject to the new rules. Based on the Company's current capital composition and levels, the Company believes it is in compliance with the requirements as set forth in the final rules.
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purpose of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a "capital conservation buffer" above the new minimum regulatory capital requirements. The capital conservation buffer will be phased-in-over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2015, our capital conservation buffer would be 5.7% exceeding the 2.5% 2019 requirement.
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. As of December 31, 2015, our regulatory capital ratios and those of Capital Bank exceeded the levels established for “well-capitalized” institutions under the new requirements.
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
The Dodd-Frank Act created the CFPB, a new independent bureau that has broad authority to regulate, supervise and enforce retail financial services activities of banks and various non-bank providers. The CFPB has the authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as Capital Bank, are subject to regulation of the CFPB but will continue to be examined for consumer compliance by their bank regulator. However, given our growth and bank acquisition strategy, if our total assets were to exceed $10 billion, then we will become subject to the CFPB’s examination authority and primary enforcement authority.
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

•
Interchange Fees. Under the so-called Durbin Amendment of the Dodd-Frank Act, interchange transaction fees that a card issuer receives or charges for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in processing the transaction. Banks that have less than $10 billion in assets are exempt from the interchange transaction fee limitation. On June 29, 2011, the Federal Reserve issued a final rule establishing standards for determining whether the amount of any interchange transaction fee is reasonable and proportional, taking into consideration fraud prevention costs, and prescribing regulations to ensure that network fees are not used, directly or indirectly, to compensate card issuers with respect to electronic debit transactions or to circumvent or evade the restrictions that interchange transaction fees be reasonable and proportional. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit will be the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The Federal Reserve also approved on June 29, 2011 a final rule that allows for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards set out in the final rule. The Dodd-Frank Act also bans card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and prohibits card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice.

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
Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in the southeastern region of the United States. We operate branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of December 31, 2015, 35% of our loans were in North Carolina, 31% were in Florida, 23% were in Tennessee, and 11% were in South Carolina. Deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, we and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

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
In July 2010, we purchased substantially all of the assets and assumed all of the deposits and certain other liabilities of the Failed Banks in FDIC-assisted transactions, and a material portion of our revenue is derived from such assets. Certain of the purchased assets are covered by the loss sharing agreements with the FDIC, which provide that the FDIC will bear 80% of losses on the covered loan assets and other real estate owned we acquired in our acquisition of the Failed Banks within the loss sharing agreement period, which expired after 5 years for covered commercial loans and expires after 10 years for covered residential loans. We are subject to audit by the FDIC at its discretion to ensure we are in compliance with the terms of these agreements. We may experience difficulties in complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage.
The FDIC has the right to refuse or delay payment partially or in full for such loan losses if we fail to comply with the terms of the loss sharing agreements. Additionally, the loss sharing agreements are limited in duration. Therefore, any losses that we experience after the terms of the loss sharing agreements have ended will not be recoverable from the FDIC and would negatively impact our net income.
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
As a result of our recent acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Our interest income, interest expense and net interest margin (which were equal to $271.6 million, $27.5 million and 3.85%, respectively, in 2015) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest-bearing liabilities and our non-interest income (which totaled $42.3 million in 2015) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. If our assumptions are incorrect or the regulatory agencies to whom we report require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.
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
The overall ratio of non-performing loans to total loans declined from 11.12% as of December 31, 2010 to 1.2% as of December 31, 2015. This decline is due primarily to resolution of problem loans coupled with the increased proportion of loans originated by us under our credit policies and underwriting standards and the lower relative proportion of non-performing loans we acquired through our acquisitions. Non-performing loans include loans classified as non-accrual as well as loans which may be contractually past due 90 or more days but are still accruing interest either because they are well secured and in the process of collection or because they are accounted for according to accounting guidance for acquired impaired loans and accreting PCI loans < 90 days with expected cash flows less than contractual. Criticized and classified loans, which management seeks to resolve, totaled $224.6 million as of December 31, 2015. If management is unable to effectively resolve these loans, they could have a material adverse effect on our consolidated results of operations.
Recent economic and market developments and the potential for continued economic disruption present considerable risks to us and it is difficult to determine the depth and duration of potential market problems and the many ways in which they may impact our business in general. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2015, approximately 67% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected.
Additionally, weakness in the secondary market for residential lending could have an adverse impact on our profitability. Significant disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges and uncertainty, including uncertainty with respect to U.S. monetary policy, could result in price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, any future mortgage loan originations and gains on sales of mortgage loans. Declines in real estate values and home sales volumes and financial stress on borrowers as a result of job losses or other factors could have further adverse effects on borrowers that result in higher delinquencies and charge-offs in future periods, which could adversely affect our financial position and results of operations.
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
As of December 31, 2015, C&D loans totaled $290.0 million (or 5.2% of our total loan portfolio), of which $93.2 million was for construction and/or development of residential properties and $196.8 million was for construction/development of commercial properties. As of December 31, 2015, non-performing C&D loans not covered under FDIC loss share agreements totaled $17.2 million. There were no non-performing C&D loans covered under FDIC loss share agreements.
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
As of December 31, 2015, our non-owner occupied commercial real estate loans totaled $866.4 million (or 15.4% of our total loan portfolio). As of December 31, 2015, non-performing non-owner occupied commercial real estate loans not covered under FDIC loss share agreements totaled $4.4 million. There were no non-performing non-owner occupied commercial real estate loans covered under FDIC loss share agreements.
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
As of December 31, 2015, our commercial business loans totaled $2.4 billion (or 42.9% of our total loan portfolio). Of this amount, $1.1 billion was secured by owner-occupied real estate and $1.3 billion was secured by business assets. As of

December 31, 2015, there were no non-performing commercial business loans covered under FDIC loss share agreements and non-performing commercial business loans not covered under FDIC loss share agreements totaled $26.2 million.
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
Non-performing loans covered under loss share agreements with the FDIC totaled $3.8 million, and non-performing loans not covered under loss share agreements with the FDIC totaled $64.4 million as of December 31, 2015. We maintain an allowance for loan and lease losses with respect to loans we originate, which is a reserve established through a provision for loan and lease losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management team through periodic reviews. As of December 31, 2015, the allowance for loans covered by loss share agreements with the FDIC was $4.5 million, and the allowance for loans not covered by loss share agreements with the FDIC was $40.6 million. As of December 31, 2015, the ratio of our allowance for loan and lease losses to nonperforming loans was 66.1%.
The application of the acquisition method of accounting to our completed acquisitions impacted our allowance for loan and lease losses. Under the acquisition method of accounting, all loans were recorded in our financial statements at their fair value at the time of their acquisition and the related allowance for loan and lease loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. We may in the future determine that our estimates of fair value are too high, in which case we would provide for additional loan losses associated with the acquired loans. As of December 31, 2015, the allowance for loan and lease losses on purchased credit impaired (“PCI”) loan pools totaled $24.5 million, of which $8.8 million was related to loan pools covered by loss share agreements with the FDIC and $15.7 million was related to loan pools not covered by loss share agreements with the FDIC.
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
We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of our operations is referred to as “other real estate owned” or “OREO” property. At December 31, 2015, we had $52.8 million of OREO. OREO balances have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in our statement of operations. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2015, approximately 90% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of December 31, 2015, the fair value of our investment securities portfolio was approximately $1.1 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, we have historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, we may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
We have a significant deferred tax asset that may not be fully realized in the future.
Our net deferred tax asset totaled $105.3 million as of December 31, 2015, of which $31.4 million was excluded from Tier 1 Capital. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Internal Revenue Code. If our estimates and assumptions about future taxable income are not accurate, the value of our deferred tax asset may not be recoverable and may result in a valuation allowance that would impact our earnings.
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
As a public company, we will incur significant legal, accounting, insurance and other expenses. Compliance with other rules of the SEC and the rules of The Nasdaq Global Select Market (which we refer to as “Nasdaq”) will increase our legal and financial compliance costs and make some activities more time consuming and costly. Beginning with the current fiscal year, we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “JOBS Act”) and our independent registered certified public accounting firm will be required to attest to our assessment of our internal controls over financial reporting. This process requires significant documentation of policies, procedures and systems, review of that documentation by our internal staff and our outside auditors and testing of our internal controls over financial reporting by our internal staff and our outside independent registered certified public accounting firm. This process involves considerable time and expense, may strain our internal resources and have an adverse impact on our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.
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
Our market areas in the southeastern region of the United States are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and manmade disasters. Our market areas in Tennessee are susceptible to natural disasters, such as tornadoes and floods. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or losses on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect our operations or the economies in our current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters.

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
Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a Federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purpose of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in-over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2015, our capital conservation buffer would be 5.7%; exceeding the 2.5% 2019 requirement.
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
The revised capital rules, which became effective as of January 1, 2015, require banks to maintain a Tier 1 common equity capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5% to be deemed “well capitalized.”
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

Additional Risks Related to Our Proposed Acquisition of CommunityOne
The following risks relate to our proposed acquisition of CommunityOne, as described above in Item 1.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of our acquisition of CommunityOne may not be realized.

On November 22, 2015, we entered into the Merger Agreement with CommunityOne, that provides for the Merger and other related transactions. CBF and CommunityOne have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our businesses with CommunityOne’s business in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is anticipated that the five most senior officers of CommunityOne will cease their employment with the combined company at the effective time. It is possible that the integration process could result in the loss of other key employees, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our Class A common stock. If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any Merger of financial institutions, there also may be business disruptions that cause us and/or CommunityOne to lose customers or cause customers to remove their accounts from us and/or CommunityOne and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of us and CommunityOne during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.

If the Merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Merger.

Each of us and CommunityOne has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing of the joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the Merger. We have not yet obtained all of the regulatory consents and approvals required to complete the proposed acquisition of CommunityOne. If the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger.

The Merger, if consummated, would reduce the percentage ownership interests of our current shareholders.
Upon completion of the Merger, our existing shareholders will own a smaller percentage of our Class A common stock than they currently own. After the Merger, our current Class A shareholders are expected in the aggregate to own approximately 75% of the outstanding shares of our Class A common stock (without giving effect to any shares of CommunityOne common stock held by our shareholders prior to the Merger).

ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
The Company’s primary administrative offices are located at 4725 Piedmont Row Drive, Suite 110, Charlotte, NC. We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branch and other facilities. We hereby incorporate by reference the additional information regarding our properties in Note 8. Premises and Equipment in Item 8 of this Report.
We currently lease approximately 330,910 square feet of office and operations space in Florida, North Carolina, South Carolina and Tennessee. We operate 32 branches in Florida, 51 in North Carolina, 11 in South Carolina, 57 in Tennessee and one in Virginia. Of these branches, 37 were leased and the rest were owned. Management believes the terms of the various leases are generally consistent with market standards and were arrived at through arm’s-length bargaining.

ITEM 3: LEGAL PROCEEDINGS
From time to time we are a party to various litigation matters incidental to the conduct of our business. On January 16, 2016, a case captioned Robert Garfield v. Capital Bank Financial Corp., et al., Index No. 2016-001194-CA-01 (Fla. Cir. Ct.), was filed on behalf of a putative class of Capital Bank Financial shareholders against Capital Bank Financial, its directors, and CommunityOne in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida in connection with the merger. The complaint alleges, among other things, that the Capital Bank Financial director defendants breached their fiduciary duties by approving the merger, that CommunityOne aided and abetted such breaches, and that Capital Bank Financial, its directors and CommunityOne failed to disclose material information in connection with the merger. The complaint seeks, among other things, an order enjoining the merger, as well as other equitable relief and/or money damages, interest, costs, fees (including attorneys' fees) and expenses. We believe that the claims are without merit.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “CBF” since September 20, 2012. There is no public trading market for our Class B non-voting common stock and it is not listed on any stock exchange. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ Global Select Market:

	2015		2014
Quarter Ended	High	Low	High	Low
March 31,	$28.33	$23.41	$26.01	$21.33
June 30,	30.50	26.65	25.65	22.78
September 30,	32.60	27.92	25.41	21.08
December 31,	35.95	28.73	27.30	19.78

On December 31, 2015, the closing price per share of our Class A common stock on the NASDAQ Global Select Market was $31.98. As of December 31, 2015, there were approximately 2,422 holders of record for our Class A common stock and approximately 10 holders of record for our Class B non-voting common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners and whose shares are held in street name by brokers or other nominees.

In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement, which in certain circumstances restricted Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions. The OCC Operating Agreement was terminated on August 31, 2015. Subsequent to receiving approval from the OCC, the Company received dividends from the bank totaling $199.4 million, $56.0 million and $105.0 million on January 30, 2015, July 15, 2014 and September 24, 2013, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.

The Company's board of directors approved a quarterly common dividend program commencing with a cash dividend of $0.10 per share paid on November 16, 2015 to shareholders of record as of November 2, 2015.

Subsequent to year end, the company declared a cash dividend of $0.10 per share which was paid on February 22, 2016, to shareholders of record as of February 8, 2016.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation - Long-Term Incentive Plan Information” of our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

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

Capital Bank Financial Corp

Total Return Performance
Capital Bank Financial Corp
NASDAQ Composite
SNL Mid Cap US Bank
Index Value
200
180
160
140
120
100
80
09/19/12
12/31/12
06/30/13
12/31/13
06/30/14
12/31/14
06/30/15
12/31/15

Index	*Period Ending* 09/19/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15
Capital Bank Financial Corp	100.00	94.83	105.67	126.39	131.17	148.89	161.50	178.20
NASDAQ Composite	100.00	95.53	108.36	133.91	142.21	153.78	162.99	164.71
SNL Mid Cap US Bank	100.00	96.48	118.37	143.33	141.82	146.00	161.78	157.16

Source : SNL Financial LC, Charlottesville, VA

© 2016

www.snl.com

Share Repurchases
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	707,577	$31.15	707,577	$20,133,197
November 1-30	33,040	32.52	33,040	19,058,772
December 1-31	416,711	31.94	416,711	5,750,793
Total	1,157,328	$31.47	1,157,328	$5,750,793
Through 2015, the Company’s Board of Directors authorized stock repurchase plans of up to $300.0 million. In January 2016, the board of directors authorized a new $100.0 million repurchase program. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the year ended December 31, 2015, the Company repurchased $121.1 million, or 4,110,661 common shares at an average price of $29.45 per share. As of December 31, 2015, the Company has repurchased a total of $294.3 million or 12,196,360 common shares at an average price of $24.13 per share, and had $5.8 million of remaining availability under the then current stock repurchase program.

ITEM 6: SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial information. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this report.
The selected historical consolidated financial information in the following tables as of and for the years ended December 31, 2015, 2014, and 2013, include our results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2012 includes our results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial, subsequent to October 1, 2012. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2011, includes our results, including First National Bank, Metro Bank, Turnberry Bank and TIB Financial, as well as the results of Capital Bank Corp. subsequent to January 28, 2011 and Green Bankshares subsequent to September 7, 2011.
Because substantially all of our business is composed of acquired operations and because the operations of each acquired business were substantially changed in connection with its acquisition, our results of operations for the year ended December 31, 2012 and for the year ended December 31, 2011 reflect different operations in different periods (or portions of periods) and therefore cannot be meaningfully compared. In addition, results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheet at their estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Banks and of TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial.

(Dollars in thousands)	As of or for the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Summary Results of Operations
Interest and dividend income	$271,628	$270,782	$293,756	$294,280	$227,912
Interest expense	27,499	24,722	30,181	39,056	36,592
Net interest income	244,129	246,060	263,575	255,224	191,320
Provision (reversal) for loan and lease losses	2,346	(589)	14,118	24,491	38,396
Net interest income after provision (reversal) for loan and lease losses	241,783	246,649	249,457	230,733	152,924
Non-interest income	42,298	43,807	52,966	62,708	40,811
Non-interest expense	198,251	208,847	236,209	259,958	181,779
Income before income taxes	85,830	81,609	66,214	33,483	11,956
Income tax expense (benefit)	31,109	30,691	27,370	(21,542)	4,434
Net income before attribution of noncontrolling interests	54,721	50,918	38,844	55,025	7,522
Net income attributable to noncontrolling interests	—	—	—	4,534	1,310
Net income attributable to Capital Bank Financial Corp.	$54,721	$50,918	$38,844	$50,491	$6,212

Earnings per share:
Basic	$1.21	$1.05	$0.74	$1.06	$0.14
Diluted	$1.18	$1.02	$0.73	$1.04	$0.14

Weighted average shares outstanding:
Basic	45,259	48,610	52,614	47,779	45,122
Diluted	46,479	49,869	53,493	48,337	45,384

Summary Balance Sheet Data
Cash and cash equivalents	$144,696	$188,135	$164,441	$734,874	$709,963
Investment securities	1,112,847	995,265	1,156,887	1,006,744	826,911
Loans held for sale	10,569	5,516	8,012	11,276	20,746
Loans receivable:
Non-covered by FDIC loss sharing agreements	5,548,645	4,797,056	4,258,661	4,324,204	3,731,125
Covered by FDIC loss sharing agreements	73,502	197,647	285,356	400,010	550,592
Less: Allowance for loan and lease losses	45,034	50,211	56,851	57,262	34,749
Loans, net	5,577,113	4,944,492	4,487,166	4,666,952	4,246,968
Other real estate owned	52,776	77,626	129,396	154,093	168,781
FDIC indemnification asset	6,725	16,762	33,610	49,417	66,282
Receivable from FDIC	678	3,661	7,624	8,486	13,315
Goodwill and intangible assets, net	149,622	153,419	155,352	160,623	142,652
Other assets	394,453	446,534	475,073	514,488	390,762
Total Assets	$7,449,479	$6,831,410	$6,617,561	$7,306,953	$6,586,380

Deposits	5,860,210	5,255,100	5,185,063	5,872,868	5,125,184
Federal Home Loan Bank advances	460,898	296,091	96,278	1,460	221,018
Borrowings	98,187	163,088	163,411	221,938	194,634
Accrued expenses and other liabilities	43,919	53,557	60,021	55,344	54,634
Total liabilities	6,463,214	5,767,836	5,504,773	6,151,610	5,595,470
Total shareholders’ equity	986,265	1,063,574	1,112,788	1,155,343	990,910
Total Liabilities and Shareholders’ Equity	$7,449,479	$6,831,410	$6,617,561	$7,306,953	$6,586,380

(Dollars in thousands)	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Performance Ratios
Interest rate spread	3.71%	4.09%	4.27%	4.27%	3.86%
Net interest margin	3.85%	4.21%	4.40%	4.42%	4.04%
Return on average assets	0.78%	0.77%	0.57%	0.83%	0.14%
Return on average shareholders' equity	5.25%	4.70%	3.43%	5.25%	0.79%
Return on average assets attributable to CBF	0.78%	0.77%	0.57%	0.76%	0.12%
Return on average shareholders' equity attributable to CBF	5.25%	4.70%	3.43%	4.82%	0.65%
Efficiency ratio	69.22%	72.05%	74.62%	81.77%	78.31%
Average interest-earning assets to average interest-bearing liabilities	131.69%	131.10%	126.44%	122.30%	123.33%
Average loans receivable to average deposits	95.59%	90.92%	83.44%	82.72%	83.54%
Yield on interest-earning assets	4.28%	4.64%	4.91%	5.09%	4.81%
Cost of interest-bearing liabilities	0.57%	0.55%	0.64%	0.82%	0.95%
Asset and Credit Quality Ratios-Total Loans
Non-accrual loans	$8,945	$9,484	$11,810	$14,011	$5,875
Nonperforming loans	$59,194	$121,137	$253,816	$352,070	$376,633
Nonperforming loans to loans receivable	1.21%	2.61%	5.84%	7.73%	8.89%
Nonperforming assets to total assets	1.63%	3.05%	5.98%	7.13%	8.42%
Covered loans to total gross loans	1.30%	3.95%	6.27%	8.45%	12.80%
ALLL to nonperforming assets	37.13%	24.09%	14.36%	11.00%	6.27%
ALLL to total gross loans	0.80%	1.00%	1.25%	1.21%	0.81%
Net charge-offs to average loans	0.14%	0.13%	0.32%	0.05%	0.13%
Asset and Credit Quality Ratios-New Loans
Nonperforming new loans to total new loans receivable	0.11%	0.16%	0.34%	0.56%	0.09%
New loans ALLL to total gross new loans	0.47%	0.63%	0.80%	1.02%	0.76%
Asset and Credit Quality Ratios-Acquired Loans
Nonperforming acquired loans to total acquired loans receivable	4.69%	7.28%	11.16%	12.92%	10.70%
Covered acquired loans to total gross acquired loans	5.43%	11.47%	12.34%	13.00%	15.64%
Acquired loans ALLL to total gross acquired loans	1.83%	1.71%	1.69%	1.09%	0.75%
Capital Ratios
Total average shareholders' equity to total average assets	14.81%	16.36%	16.52%	15.84%	17.86%
Tangible common equity ratio[1]	11.46%	13.63%	14.82%	13.92%	13.16%
Tier 1 leverage ratio	12.67%	14.28%	14.95%	13.65%	12.55%
Tier 1 common equity capital ratio	13.63%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	14.73%	18.00%	19.74%	19.92%	19.31%
Total risk-based capital ratio	15.47%	19.05%	21.00%	21.18%	20.24%
1 Refer to Capital Resources and Liquidity under Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of this non-GAAP measure.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion addresses the factors that have affected the financial condition and results of the operations of the Company as reflected in the audited consolidated statements of condition as of December 31, 2015 and 2014, and statements of income for the years ended December 31, 2015, 2014 and 2013. Except as noted in tables or otherwise, dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in dollars.
The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events may differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this report. See “Cautionary Notice Regarding Forward Looking Statements” in the beginning of this report. The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial ("TIBB"), Capital Bank Corp. ("CBKN"), Green Bankshares ("GRNB") and Southern Community Financial ("SCMF" or "Southern Community") subsequent to our acquisition of each such entity. Throughout this discussion we collectively refer to the above acquisitions as the “acquisitions” and we refer to loans originated or purchased by Capital Bank Corporation as “new loans” or “originated loans”.
Overview
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern United States through the acquisitions and growth of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a private placement and an initial public offering of our common stock. Since inception, we have acquired and integrated into the Capital Bank franchise. We operate 152 branches in Florida, North and South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loan and deposit products and other financial services.
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
Our Chief Financial Officer, Christopher G. Marshall, has over 33 years of financial and managerial experience, including serving as Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC/Ally Bank, Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Mr. Marshall also served as Chief Financial Officer of Bank of America’s Consumer Products Group. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services.
Our Chief Credit Officer, R. Bruce Singletary, has over 35 years of experience, including 22 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region. Mr. Singletary then relocated to Florida to established a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).
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

Primary Factors Used to Evaluate Our Business
As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions. Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Statements.
Yearly Summary
For the year ended December 31, 2015, we had net income of $54.7 million, or $1.18 per diluted share, an increase of 16% over the prior year. Results include the following non-core items: $6.8 million of restructuring charges, which includes $4.2 million related to a debit card processing contract termination; $1.4 million of debt extinguishment; $0.7 million of conversion related expenses; $0.3 million of net gains on sales of investment securities; and $0.3 million of stock-based compensation expense associated with original founders awards and $0.1 million of contingent value right (“CVR”) expense.
Operating and financial highlights for the year include the following:

•	Loan portfolio growth of 13%;
•Nonperforming loans declined 48%;

•	Legacy credit expenses declined 27%;

•	Efficiency and core efficiency[1] ratios declined to 69% and 66%, respectively;

•	ROA and core ROA[1] increased to 0.78% and 0.86%, respectively; and

•	Tangible book value[1] per share increased to $19.53, up $0.25.

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
Year ended December 31, 2015 compared to year ended December 31, 2014
Net interest income for 2015 declined by $1.9 million, or 0.8%, to $244.1 million from $246.1 million for 2014. The decline was due to the lower yield on new loans, partially offset by increased loan balances and higher yields on investment securities. The net interest margin declined 36 basis points to 3.85% from 4.21% and the net interest spread declined to 3.71% from 4.09%. Loan yields declined to 4.75% from 5.30% due to the lower yield on new loans. During the twelve months ended December 31, 2015, we originated new loans of $1.8 billion with an average yield of 3.60% as compared to $1.6 billion new loans with an average yield of 3.55% originated during the twelve months ended December 31, 2014. The implementation of interest rate swaps during the twelve months ended December 31, 2015 resulted in $2.1 million in additional interest income and had a three basis point impact on the net interest margin. New loans represent 76% of our total loan portfolio as compared to 66% at December 31, 2014. The weighed average yield of acquired impaired loans outstanding at December 31, 2015 was 8.43%, as compared to 7.76% at December 31, 2014. Investment securities yields increased due to the reinvestment of funds into higher yielding securities. The cost of core deposits remained flat at 0.15%. The cost of total deposits increased three basis points to 0.37% mainly due to an increase in wholesale time deposits, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding increased one basis point to 0.46%. The average balance of long-term borrowings decreased as a result of the $52.3 million extinguishment of repurchase agreements with a weighted average rate of 4.06% and $3.5 million of 10% coupon subordinated debt assumed through the Company's legacy acquisitions.

(Dollars in thousands)	Year Ended December 31, 2015			Year Ended December 31, 2014
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$5,222,014	$247,912	4.75%	$4,708,076	$249,718	5.30%
Investment securities (1)	1,065,699	22,679	2.13%	1,072,551	19,997	1.86%
Interest-bearing deposits in other banks	47,664	112	0.23%	47,986	105	0.22%
Other earning assets (2)	48,976	2,646	5.40%	44,227	2,423	5.48%
Total interest earning assets	6,384,353	$273,349	4.28%	5,872,840	$272,243	4.64%
Non-interest earning assets	657,146			744,625
Total assets	$7,041,499			$6,617,465
Interest bearing liabilities
Time deposits	$1,574,100	$14,481	0.92%	$1,394,916	$11,943	0.86%
Money market	979,650	2,591	0.26%	930,158	2,151	0.23%
Interest bearing demand	1,338,766	2,239	0.17%	1,327,452	2,222	0.17%
Savings	464,840	1,002	0.22%	524,705	1,135	0.22%
Total interest bearing deposits	4,357,356	20,313	0.47%	4,177,231	17,451	0.42%
Short-term borrowings and FHLB advances	381,786	960	0.25%	166,187	385	0.23%
Long-term borrowings	108,987	6,225	5.71%	136,099	6,886	5.06%
Total interest bearing liabilities	4,848,129	$27,498	0.57%	4,479,517	$24,722	0.55%
Non-interest bearing demand	1,105,553			1,000,994
Other liabilities	44,787			54,041
Shareholders’ equity	1,043,030			1,082,913
Total liabilities and shareholders’ equity	$7,041,499			$6,617,465
Net interest income and spread		$245,851	3.71%		$247,521	4.09%
Net interest margin			3.85%			4.21%

Rate/Volume Analysis

(Dollars in thousands)	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$25,801	$(27,607)	$(1,806)
Investment securities (1)	(129)	2,811	2,682
Interest-bearing deposits in other banks	(1)	8	7
Other earning assets (2)	257	(34)	223
Total interest income	25,928	(24,822)	1,106
Interest expense
Time deposits	1,606	932	2,538
Money market	119	321	440
Interest bearing demand	19	(2)	17
Savings	(129)	(4)	(133)
Short-term borrowings and FHLB advances	539	36	575
Long-term borrowings	(1,479)	818	(661)
Total interest expense	675	2,101	2,776
Change in net interest income	$25,253	$(26,923)	$(1,670)

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

Year ended December 31, 2014 compared to year ended December 31, 2013
Net interest income for 2014 declined by $17.5 million, or 6.6%, to $246.1 million from $263.6 million for 2013. The decline was due to the lower yield on new loans, partially offset by increased loan balances and higher yields on investment securities. The net interest margin declined 19 basis points to 4.21% from 4.40% and the net interest spread declined to 4.09% from 4.27%. Loan yields declined to 5.30% from 6.00% due to the lower yield on new loans in addition to the decline of our higher yielding legacy acquired loan portfolio. New and acquired non-impaired loans now represent 73% of our total loan portfolio as compared to 59% at December 31, 2013. The weighed average yield of acquired impaired loans outstanding at December 31, 2014 was 7.76% compared to 7.19% at December 31, 2013. New loans were $1.6 billion with an average yield of 3.55% compared to 2013 new loans of $1.3 billion with an average yield of 3.90%. The increase in investment securities yields was mainly due to the repositioning of a portion of our portfolio into agency-backed CMBS as part of our strategy to manage the bank's overall interest rate risk position. The cost of core deposits remained flat at 0.15% while the cost of total deposits declined six basis points as a result of planned shrinkage of high-cost time deposits. Total funding cost declined eight basis points due to the reduction of time deposits and rates combined with a full year impact of the 2013 prepayment of $42.5 million of trust preferred securities.

(Dollars in thousands)	Year Ended December 31, 2014			Year Ended December 31, 2013
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$4,708,076	$249,718	5.30%	$4,574,397	$274,577	6.00%
Investment securities (1)	1,072,551	19,997	1.86%	1,179,668	17,658	1.50%
Interest-bearing deposits in other banks	47,986	105	0.22%	215,894	543	0.25%
Other earning assets (2)	44,227	2,423	5.48%	39,060	2,027	5.19%
Total interest earning assets	5,872,840	$272,243	4.64%	6,009,019	$294,805	4.91%
Non-interest earning assets	744,625			845,982
Total assets	$6,617,465			$6,855,001
Interest bearing liabilities
Time deposits	$1,394,916	$11,943	0.86%	$1,751,785	$16,585	0.95%
Money market	930,158	2,151	0.23%	1,023,069	2,268	0.22%
Interest bearing demand	1,327,452	2,222	0.17%	1,272,065	2,125	0.17%
Savings	524,705	1,135	0.22%	516,941	1,075	0.21%
Total interest bearing deposits	4,177,231	17,451	0.42%	4,563,860	22,053	0.48%
Short-term borrowings and FHLB advances	166,187	385	0.23%	41,329	57	0.14%
Long-term borrowings	136,099	6,886	5.06%	147,185	8,072	5.48%
Total interest bearing liabilities	4,479,517	$24,722	0.55%	4,752,374	$30,182	0.64%
Non-interest bearing demand	1,000,994			918,087
Other liabilities	54,041			52,147
Shareholders’ equity	1,082,913			1,132,393
Total liabilities and shareholders’ equity	$6,617,465			$6,855,001
Net interest income and spread		$247,521	4.09%		$264,623	4.27%
Net interest margin			4.21%			4.40%

Rate/Volume Analysis

(Dollars in thousands)	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$7,837	$(32,696)	$(24,859)
Investment securities (1)	(1,710)	4,049	2,339
Interest-bearing deposits in other banks	(375)	(63)	(438)
Other earning assets (2)	279	117	396
Total interest income	6,031	(28,593)	(22,562)
Interest expense
Time deposits	(3,159)	(1,483)	(4,642)
Money market	(212)	95	(117)
Interest bearing demand	93	4	97
Savings	16	44	60
Short-term borrowings and FHLB advances	268	60	328
Long-term borrowings	(585)	(601)	(1,186)
Total interest expense	(3,579)	(1,881)	(5,460)
Change in net interest income	$9,610	$(26,712)	$(17,102)

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

Provision for Loan and Lease Losses
The following table presents the provision (reversal) for loan and lease losses for PCI and non-PCI loans for the years ended December 31, 2015, 2014 and 2013:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Provision reversal for loan and lease losses on PCI loans	$(3,121)	$(9,044)	$(1,923)
Provision for loan and lease losses on non-PCI loans	5,467	8,455	16,041
Provision (reversal) for Loan and Lease Losses	$2,346	$(589)	$14,118
Year ended December 31, 2015 compared to year ended December 31, 2014.
The net provision for loan and lease losses for 2015 was $2.3 million compared to a net provision reversal of $0.6 million for 2014. The higher provision in 2015 as compared to 2014, was due to lower reversals of impairment on PCI loans as the number of pools in an impairment position were lower in 2015. Therefore, any improvement in cash flows result in higher pool yields rather than reversal of impairment. Improvement in cash flows for covered and non-covered loans resulted in reversal of impairments of $0.8 million and $2.3 million, respectively. In the prior year, improvement in cash flows for covered and non-covered loans resulted in reversal of impairments of $3.5 million and $5.5 million, respectively. Charge offs increased to $10.1 million from $9.2 million in the prior year, due to PCI loans pool charge offs of $1.2 million in 2015.  PCI pool charge off occurs when there is a shortfall between the contractual cash flows on active loans and the recorded investment in a pool.
The table below illustrates the impact of our fourth quarter 2015 estimates of expected cash flows on PCI loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (2)	Weighted Average Note Rate	Weighted Average Life (Years)
Covered loan pools (1)	$8,756	6.09%	9.14%	$46,347	4.42%	2.66
Non-covered loans pools	15,732	5.59%	8.33%	1,020,961	4.70%	2.78
Total	$24,488	5.67%	8.43%	$1,067,308	4.69%	2.76

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
Year ended December 31, 2014 compared to year ended December 31, 2013
The net reversal of provision for loan and lease losses for 2014 was $0.6 million compared to a provision of $14.1 million for 2013. The improvement was mainly due to the reversal of provision associated with PCI loans and a lower level of net charge offs on new loans. The reversal of impairment associated with PCI loans was mainly due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs across all market areas and product types. Improvement in cash flows for covered and non-covered loans resulted in reversal of impairments of $3.5 million and $5.5 million, respectively. In contrast, in 2013, improvement in cash flows resulted in reversals of impairment of $3.8 million for covered loans, partially offset by additional impairment of $1.9 million for non-covered loans. During 2014, charge offs declined to $9.2 million from $18.7 million in 2013. For our new loan portfolio, a $7.8 million charge off was recorded during 2013 related to a single commercial credit relationship associated with suspected fraud. A recovery of $0.6 million was recorded in 2014 in connection with the resolution of this loan.
Non-interest Income
Year ended December 31, 2015 compared to year ended December 31, 2014.
Non-interest income declined $1.5 million, or 3% to $42.3 million for the year ended December 31, 2015 from $43.8 million for the year ended December 31, 2014. The decline was mainly due to $1.8 million in lower service charges on deposit accounts as a result of a decline in non-sufficient funds and overdraft protection income, a decline of $1.3 million in OREO rental income reflecting the continued resolution of special assets, a decline of $0.9 million in investment advisory and trust fees due to a decrease in commissions on investment products sold, and an other than temporary impairment to fully write-off $0.3 million on a cost method legacy investment. Partially offsetting the decline, was a decrease of $3.6 million in FDIC indemnification asset expense as a result of impairment and write down of loans and OREO covered under loss share agreements, coupled with normal amortization and the expiration of the FDIC agreement for non-single asset loss sharing at the end of the third quarter of 2015.
Year ended December 31, 2014 compared to year ended December 31, 2013.
Non-interest income declined $9.2 million to $43.8 million for year ended December 31, 2014 from $53.0 million for the year ended December 31, 2013. The decline was mainly due to lower credit loss expectations in our legacy loan portfolio, which resulted in an increase of $5.9 million in FDIC indemnification asset expense, the absence of a $1.5 million gain recorded in the prior year upon exchange of two small investment company partnership interests, and the absence of $1.9 million in legal settlements and insurance recoveries. Contributing to the decline was a $2.5 million, or 10%, decline in service charges on deposit accounts as a result of a decline in non-sufficient funds and overdraft protection income, and a $1.3 million decline in fees on mortgage loans originated and sold as residential mortgage loans sold declined 14% year over year. Partially offsetting this decline was an increase of $0.9 million in gains on sales of investment securities, and an increase of $2.1 million in investment advisory and trust fees, which benefited from an 8% increase in assets under management coupled with higher advisory commissions.
The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Service charges on deposit accounts	$20,251	$22,063	$24,569
Debit card income	12,308	11,977	11,533
Fees on mortgage loans originated and sold	4,290	4,130	5,401
Investment advisory and trust fees	3,588	4,524	2,455
FDIC indemnification asset (expense) income	(7,882)	(11,531)	(5,656)
Legal settlements and insurance recoveries	—	—	1,900
Investment securities gains (losses), net	332	976	68
OREO revenue	586	1,903	1,923
Gain on exchange of partnership interest	—	—	1,536
Earnings on bank owned life insurance policies	2,019	1,657	1,629
Participated loan fees	2,043	1,547	793
Other income	4,763	6,561	6,815
Total non-interest income	$42,298	$43,807	$52,966

Non-interest Expense
Year ended December 31, 2015 compared to year ended December 31, 2014.
Non-interest expense declined $10.6 million, or 5.1%, to $198.3 million for the year ended December 31, 2015 from $208.8 million for year ended December 31, 2014. The decline was mainly due to a $6.6 million reduction in the OREO valuation expense, foreclosed asset and loan workout expense, reflecting the continued resolution and reduction of special assets. Contributing to the decline in non-interest expense was a $1.9 million decline in stock-based compensation expense, a $1.6 million decline in CVR expense due to the early redemption of the CVR associated with Southern Community Financial Corporation, and a $2.0 million of facility write-downs related to nine branch facility closures.
Salary and employee benefits declined $4.8 million due to a reduction in personnel from 1,484 at December 31, 2014 to 1,291 at December 31, 2015. The decline was mainly due to the closure of nine branch facilities and other efficiency measures implemented during the year.
Net occupancy expense declined $2.9 million as a result of our continued focus on consolidating facilities and cost savings initiatives.
Partially offsetting the decline in non-interest expense, were $6.8 million of restructuring charges including $2.0 million of facility write-downs related to branch and other facility closures; $0.6 million of lease termination costs; and a $4.2 million termination charge of a legacy debit card processing contract. Also, contributing to the decline were $1.4 million of net losses on early extinguishment of debt assumed through the Company's legacy acquisitions. As a result of the facility closures, we have $3.5 million of premises and equipment classified as assets held for sale presented in other assets in our consolidated balance sheet.
Year ended December 31, 2014 compared to year ended December 31, 2013
Non-interest expense declined $27.4 million, or 11.6%, to $208.8 million for year ended December 31, 2014 from $236.2 million for year ended December 31, 2013. The decline was mainly due to a reduction of $16.7 million in the OREO valuation expense, foreclosed asset and loan workout expense components of our legacy credit expenses; a reflection of the continued resolution of special assets. Contributing to the decline in non-interest expense was a $2.8 million decline in stock-based compensation expense mainly associated with original founders equity awards, a $2.1 million decline in professional fees as we developed in-house capabilities and a $1.1 million decline in CVR expense as a result of updated estimates of expected credit losses from our legacy portfolios.
The CVR liability is measured each quarter and is payable after the fifth anniversary of the consummation of the respective acquisition and the current amount of the liability represents the expected payout discounted at an estimated market discount rate from the payout date to the reporting date. As a majority of holders of the outstanding CVRs consented to the early redemption and amendment to the CVR agreement, the CVRs were redeemed on March 31, 2015 for $17.2 million. Based on the credit performance of Green Bankshares’ existing loan portfolio to date, we currently anticipate that holders of Green Bankshares CVRs are unlikely to receive a payment at the end of the five-year term of the Green Bankshares CVRs.
Partially offsetting these expense reductions was an increase in salary and employee benefits of $3.3 million mainly as a result of rising healthcare costs.
OREO sales during 2014 resulted in $80.3 million in cash proceeds, including $4.6 million in gains, reducing our OREO balance by 40.0% from December 31, 2013.
Net occupancy expense declined $1.1 million as a result of our continued focus on consolidating facilities, partially offset by contractual increases in operating lease costs. During 2014 we purchased two branches at more favorable terms than our lease agreements and reduced square footage by closing two branches and consolidating lease space in one branch.
Other operating expense declined $5.1 million mainly due to a decline of approximately $1.0 million in insurance costs as a result of the renegotiation of insurance premiums, a decline of $1.3 million in supplies, postage and stationary and $0.9 million in lower miscellaneous expenses as a result of cost savings initiatives. Contributing to the decline, was a decline of $0.8 million due to amortization run off in intangible assets acquired with our legacy banks and a $0.5 million decline in operational charge-offs.

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Salaries and employee benefits	$88,601	$93,408	$90,059
Stock-based compensation expense	701	2,642	5,439
Net occupancy and equipment expense	30,889	33,817	34,916
Computer services	13,690	13,387	12,965
Software expense	8,483	7,814	7,504
Telecommunication expense	5,430	5,989	6,451
OREO valuation expense	5,516	10,901	22,034
Net gains on sales of OREO	(2,116)	(4,555)	(3,482)
Foreclosed asset related expense	2,551	3,914	5,955
Loan workout expense	2,262	4,557	8,045
Conversion and merger related expense	704	—	234
Professional fees	6,944	7,690	9,827
Losses (gains) on early extinguishment of debt	1,438	—	(122)
Legal settlement expense	—	—	543
Contingent value right expense	120	1,706	2,833
Regulatory assessments	6,435	6,619	6,923
Restructuring charges, net	6,790	—	—
Other expense	19,813	20,958	26,085
Total non-interest expense	$198,251	$208,847	$236,209

Legacy credit expenses for the years ended December 31, 2015, 2014 and 2013 are as presented below:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Provision reversal on legacy loans	$(3,121)	$(9,044)	$(1,923)
FDIC indemnification asset expense (income)	7,882	11,531	5,656
OREO valuation expense	5,516	10,901	22,034
Net gains on sales of OREO	(2,116)	(4,555)	(3,482)
Foreclosed asset related expense	2,551	3,914	5,955
Loan workout expense	2,262	4,557	8,045
Salaries and employee benefits	2,974	4,587	5,170
Total legacy credit expenses	$15,948	$21,891	$41,455

Our efficiency ratios for the years ended December 31, 2015, 2014 and 2013 were 69.22%, 72.05% and 74.62%, respectively. Our core efficiency ratios for the years ended December 31, 2015, 2014 and 2013 were 65.97%, 71.17% and 72.24%, respectively.
The efficiency ratio, which equals non-interest expense divided by net revenues (net interest income plus non-interest income), for the years ended December 31, 2015, 2014 and 2013 along with the core efficiency ratios (which exclude non-core income and expense items) are as follows:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net interest income	$244,129	$246,060	$263,575
Reported non-interest income	42,298	43,807	52,966
Less: Securities gains	44	976	315
Core non-interest income	$42,254	$42,831	$52,651
Reported non-interest expense	198,251	208,847	236,209
Less: Stock-based compensation	283	1,544	4,933
Contingent value right expense	120	1,706	2,833
Conversion and merger related expense	704	—	133
Restructuring charges	6,790	—	—
Losses (gains) on early extinguishment of debt	1,438	—	(122)
Core non-interest expense	$188,916	$205,597	$228,432

Efficiency ratio	69.22%	72.05%	74.62%
Core efficiency ratio	65.97%	71.17%	72.24%
The core efficiency ratio is a non-GAAP measure which we believe provides analysts and investors with information useful in understanding our business and evaluating our operating efficiency. We monitor the core efficiency ratio to evaluate and control operating costs. The core efficiency ratio is also a measure utilized by our Board of Directors in measuring management’s performance in controlling operating costs. This non-GAAP measure has inherent limitations and is not required to be uniformly applied. It should not be considered in isolation or as a substitute for analysis of results reported under GAAP. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for non-interest expense.
Income Taxes
The provision for income taxes was $31.1 million, $30.7 million and $27.4 million for 2015, 2014 and 2013, respectively. The effective income tax rates were 36%, 38% and 41% for these periods, respectively. The higher 2014 effective income tax rate as compared to 2015 was mainly due to the redemption of the SCMF CVR in 2015. The decline from 2013 was attributable to higher CVR expense in 2013 resulting from updated estimates of expected credit losses from our legacy portfolios.
During 2012, we recorded a tax benefit of $34.0 million. This tax benefit resulted from an increase in our deferred tax asset due to an improvement in forecasted tax deductible losses from loans obtained through our acquisitions of TIB Financial, Capital Bank Corp, and Green Bankshares, Inc. At each respective acquisition date, we recorded an estimate of deferred tax assets expected to be realized in connection with differences between the estimated fair value and tax bases of loans acquired. Such estimates included assumptions of the amounts and timing of credit losses associated with each of the acquired loan portfolios. These estimates were based on facts and circumstances existing at each respective acquisition date. According to Section 1374 of the Internal Revenue Code of 1986 (the “Code”), bad debt deductions arising from debts owed at the beginning of the recognition period are limited as built-in-losses under Section 382 of the Code, if the deduction is properly taken into account during the first twelve months of the recognition period. Conversely, bad debt deductions taken subsequent to this twelve month period are not limited. As the actual credit losses on acquired loans which qualified as bad debt deductions limited by Section 382 were lower than initially estimated as of the respective dates of acquisition, during the third quarter of 2012, we increased our deferred tax assets to amounts which were consistent with the deductions recognized upon the filing of our 2011 tax returns and then current expectations of the timing of recognition of future credit losses on acquired loans.
Similarly, according to section 382 (h)(1)(B) of the Internal Revenue Code, any other built-in-losses realized within five-years following these acquisitions are also subject to the section 382 limitation. As we prepare and file the income tax returns including the actual amounts and timing of such other built in losses, any such losses realized subsequent to the fifth anniversary of these acquisitions will no longer be subject to limitation and, as a result, we may recognize an increase to our deferred tax asset related thereto.
At December 31, 2015 and 2014, the Company had no material amounts recorded for uncertain tax positions and no material unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months. Refer to Note 17. Income Taxes of our Consolidated Financial Statements for further information on our provision for income taxes.

Financial Condition
Our assets totaled $7.4 billion at December 31, 2015 and $6.8 billion at December 31, 2014. Total loans increased $632.5 million to $5.6 billion at December 31, 2015 compared to $5.0 billion at December 31, 2014. The increase in total loans was due to $1.8 billion of new loans, partially offset by $145.0 million in resolutions of problem loans and $1.0 billion in net principal repayments. Investment securities increased by $117.6 million mainly due to $375.4 million of investment purchases, partially offset by $249.7 million of principal reductions and sales.
Total deposits were $5.9 billion at December 31, 2015 and $5.3 billion at December 31, 2014. Our core deposits increased by $126.5 million as a result of our continued focus in growing lower cost checking accounts, which were up $65.8 million, or 2.7%, an increase in money market deposits of $141.8 million, or 15.8%, partially offset by a decrease in savings accounts of $81.1 million, or 16.2%. Core deposits represent 67.6% of total deposits at December 31, 2015 compared to 73.0% at December 31, 2014. Time deposits increased by $328.6 million due to a $222.9 million increase in customer time deposits, as two new competitive time deposit products were introduced during 2015. Lower cost wholesale deposits increased by $255.7 million consisting of $105.7 million of time deposits and $150.0 million of money market deposits. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $559.1 million and $459.2 million at December 31, 2015 and 2014, respectively. The increase in borrowed funds was mainly due to $164.8 million of new FHLB advances.
Shareholders’ equity was $1.0 billion at December 31, 2015 and $1.1 billion December 31, 2014. Through December 31, 2015, the Company’s Board of Directors authorized stock repurchase plans of up to $300.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
As of December 31, 2015, the Company has repurchased a total of $294.3 million or 12,196,360 common shares at an average price of $24.13 per share, and had $5.8 million of remaining availability for future share repurchases. In 2016, the authorization was subsequently increased by $100.0 million.

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

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net Income	$54,721	$50,918	$38,844
Adjustments
Non-interest income
Security (gains) losses	44	976	315
Legal settlement and insurance recoveries	—	—	—
Non-interest expense
Stock-based compensation expense	283	1,544	4,933
Contingent value right expense	120	1,706	2,833
Conversion and severance expense	704	—	133
Gain (loss) on extinguishment of debt	1,438	—	(122)
Restructuring charges, net	6,790	—	—
Tax adjustment	$—	$—	$1,545
Tax effect of adjustments	$(3,308)	$(218)	$(1,768)
Core Net Income	$60,704	$52,974	$46,083

Average Assets	$7,041,499	$6,617,465	$6,855,001
ROA	0.78%	0.77%	0.57%
Core ROA	0.86%	0.80%	0.67%

Loans
Our loan portfolio is our largest earning asset. Our strategy is to increase the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives.

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	December 31, 2015		December 31, 2014		Sequential Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$866,392	15.4%	$798,556	16.0%	$67,836	8.5%
Other commercial construction and land	196,795	3.5%	200,755	4.0%	(3,960)	(2.0)%
Multifamily commercial real estate	80,708	1.4%	89,132	1.8%	(8,424)	(9.5)%
1-4 family residential construction and land	93,242	1.7%	68,658	1.4%	24,584	35.8%
Total commercial real estate	1,237,137	22.0%	1,157,101	23.2%	80,036	6.9%
Owner occupied commercial real estate	1,104,972	19.6%	1,046,736	20.9%	58,236	5.6%
Commercial and industrial	1,309,704	23.3%	1,073,791	21.5%	235,913	22.0%
Lease financing	1,256	—%	2,005	—%	(749)	(37.4)%
Total commercial	2,415,932	42.9%	2,122,532	42.4%	293,400	13.8%
1-4 family residential	1,017,791	18.1%	925,698	18.5%	92,093	9.9%
Home equity loans	375,276	6.7%	378,475	7.6%	(3,199)	(0.8)%
Other consumer loans	436,478	7.7%	272,453	5.4%	164,025	60.2%
Total consumer	1,829,545	32.5%	1,576,626	31.5%	252,919	16.0%
Other	150,102	2.6%	143,960	2.9%	6,142	4.3%
Total loans	$5,632,716	100.0%	$5,000,219	100.0%	$632,497	12.6%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	December 31, 2015
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,877	196,795
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,176	1,237,137
Owner occupied commercial real estate	858,068	36,927	209,977	1,104,972
Commercial and industrial	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,106	2,415,932
1-4 family residential	733,349	34,459	249,983	1,017,791
Home equity loans	148,855	151,437	74,984	375,276
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	189,807	328,188	1,829,545
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$287,227	$1,067,308	$5,632,716

(Dollars in thousands)	December 31, 2014
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$372,793	$58,552	$367,211	$798,556
Other commercial construction and land	66,817	161	133,777	200,755
Multifamily commercial real estate	47,765	12,327	29,040	89,132
1-4 family residential construction and land	58,046	—	10,612	68,658
Total commercial real estate	545,421	71,040	540,640	1,157,101
Owner occupied commercial real estate	745,728	38,122	262,886	1,046,736
Commercial and industrial loans	958,628	10,778	104,385	1,073,791
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,900	367,271	2,122,532
1-4 family residential	560,106	45,433	320,159	925,698
Home equity loans	103,644	183,270	91,561	378,475
Other consumer loans	261,935	4,647	5,871	272,453
Total consumer	925,685	233,350	417,591	1,576,626
Other	99,610	3,603	40,747	143,960
Total loans	$3,277,077	$356,893	$1,366,249	$5,000,219
During 2015, our loan portfolio increased by $632.5 million as $1.8 billion of new loans were partially offset by $145.0 million in resolutions of problem loans and $1.0 billion in net principal repayments. New and acquired non-impaired loans now represent 81.1% of our total loan portfolio as compared to 72.7% at December 31, 2014.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 40.6% and 38.0%, respectively, of new loan production for the year ended December 31, 2015. We expect that this production will be more balanced going forward, as we expect commercial real estate to comprise a larger proportion of new loan production.
The following table sets forth our production of new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Years Ended
	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$186,924	10.5%	$153,963	9.7%
Other commercial construction and land	109,793	6.2%	88,732	5.6%
Multifamily commercial real estate	16,582	0.9%	19,496	1.2%
1-4 family residential construction and land	68,142	3.8%	53,394	3.3%
Total commercial real estate	381,441	21.4%	315,585	19.8%
Owner occupied commercial real estate	223,679	12.5%	159,953	10.0%
Commercial and industrial	500,874	28.1%	568,188	35.6%
Lease financing	—	—%	—	—%
Total commercial	724,553	40.6%	728,141	45.6%
1-4 family residential	265,946	14.9%	259,751	16.3%
Home equity loans	68,956	3.9%	57,968	3.6%
Other consumer loans	297,391	16.7%	190,597	11.9%
Total consumer	632,293	35.5%	508,316	31.8%
Other	44,503	2.5%	44,546	2.8%
Total loans	$1,782,790	100.0%	$1,596,588	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, North Carolina, South Carolina and Tennessee accounted for 31.0%, 31.6%, 11.7% and 25.7%% of our new loans, respectively, for the year ended December 31, 2015. Florida, North Carolina, South Carolina and Tennessee accounted for 29.3%, 29.9%, 11.9% and 28.9% of our new loans, respectively, for the years ended December 31, 2014. During 2015 and 2014, we purchased $73.4 million and $101.2 million of high quality residential loans.
The contractual maturity distribution of our loan portfolio as of December 31, 2015 is presented in the tables below. The majority of these are amortizing loans.

(Dollars in thousands)	Loans Maturing Year Ended December 31, 2015
	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$99,172	$635,391	$131,829	$866,392
Other commercial construction and land	83,676	85,905	27,214	196,795
Multifamily commercial real estate	11,287	36,769	32,652	80,708
1-4 family residential construction and land	44,943	10,260	38,039	93,242
Total commercial real estate	239,078	768,325	229,734	1,237,137
Owner occupied commercial real estate	88,117	732,711	284,144	1,104,972
Commercial and industrial loans	354,341	822,449	132,914	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	443,714	1,555,160	417,058	2,415,932
1-4 family residential	54,891	122,876	840,024	1,017,791
Home equity loans	24,609	150,120	200,547	375,276
Other consumer loans	23,465	208,509	204,504	436,478
Total consumer	102,965	481,505	1,245,075	1,829,545
Other	11,638	77,800	60,664	150,102
Total loans	$797,395	$2,882,790	$1,952,531	$5,632,716

(Dollars in thousands)	Loans Maturing Year Ended December 31, 2015
Loans with:	Withing One Year	One to Five Years	After Five Years	Total
Predetermined interest rates	$293,940	$1,640,316	$762,201	$2,696,457
Floating or adjustable interest rates	503,455	1,242,474	1,190,330	2,936,259
Total loans	$797,395	$2,882,790	$1,952,531	$5,632,716

Asset Quality
Consistent with our strategy of operating with a sound risk profile, we focus on originating loans we believe to be of high quality, and disposing of non-performing assets as rapidly and at reasonable valuations. To achieve these objectives, we underwrite new loans and manage existing loans in accordance with our underwriting standards under the direction of our Chief Credit Officer. Additionally, we have assigned senior credit officers to oversee the Florida, Tennessee and Carolinas markets, and we have established a special assets division to dispose of legacy problem loans and OREO.
We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank of the South where the FDIC reimburses us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans (loss sharing expired in the third quarter of 2015 but require sharing of recoveries is required until 2018) and a ten-year period for residential loans (expiring in the third quarter of 2020). We refer to all other loans as “non-covered loans.” These are new loans we originate or purchase, loans acquired through the acquisitions of Capital Bank, TIB Bank, Green Bank and Southern Community Bank and Trust and certain loans of the Failed Banks that we acquired, which are no longer covered by any loss sharing agreement.

Covered Loans
As of December 31, 2015, covered loans were $73.5 million, representing 1.3% of our loan portfolio of which 1.0% were past due 30-89 days, 3.8% were nonperforming PCI (of which 1.8% were >90 days past due and still accreting) and 1.3% were nonaccrual. As of December 31, 2014, covered loans were $197.6 million, representing 4.0% of our loan portfolio of which 0.2% were past due 30-89 days, 6.5% were nonperforming PCI (of which 4.2% were >90 days past due and still accreting) and 0.3% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date.
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
Collection of loss claims under the loss sharing agreements requires extensive and specific recordkeeping and incremental quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC are subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof are occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions require interpretation and can lead to delays in the collection of claims on losses incurred. Claims filed by us for losses realized through December 31, 2015, totaling $136.2 million have been collected from the FDIC. Additionally, the loss sharing agreements provide for regular examination of compliance with loss sharing agreements including reviews of relevant policies and procedures and detailed audits of claims filed. Noncompliance with the provisions of the loss sharing agreements can lead to termination of the agreements.
Non-Covered Loans
As of December 31, 2015, non-covered loans were $5.6 billion, representing 98.7% of our loan portfolio, of which 0.2% were past due 30-89 days, 1.0% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.1% were nonaccrual. As of December 31, 2014, non-covered loans were $4.8 billion, representing 96.0% of our loan portfolio, of which 0.2% were past due 30-89 days, 2.3% were nonperforming PCI (of which 0.6% were >90 days past due and still accreting) and 0.2% were nonaccrual.
At December 31, 2015, 18.4% of the non-covered loans were acquired impaired loans. Like our covered loans, these acquired loans had disproportionate commercial real estate concentrations. However, the credit quality of these loans is generally higher than that of the covered loans. In connection with the acquisitions, we applied acquisition accounting adjustments to the acquired non-covered loans to reflect estimates at the time of acquistion of the expected lifetime losses of such loans.

Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	December 31, 2015				December 31, 2014
	Portfolio Balance	% 30-89 Days Past Due	% Nonperforming PCI loans	% Non- accrual	Portfolio Balance	% 30-89 Days Past Due	% Nonperforming PCI loans	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$—	—%	—%	—%	$33,778	—%	4.8%	—%
Other commercial construction and land	123	—%	—%	—%	10,379	—%	39.0%	—%
Multifamily commercial real estate	—	—%	—%	—%	4,663	—%	—%	—%
1-4 family residential construction and land	—	—%	—%	—%	870	—%	—%	—%
Total commercial real estate	123	—%	—%	—%	49,690	—%	11.4%	—%
Owner occupied commercial real estate	67	—%	—%	—%	47,827	—%	2.4%	—%
Commercial and industrial loans	—	—%	—%	—%	7,371	—%	0.9%	0.9%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	67	—%	—%	—%	55,198	—%	2.2%	0.1%
1-4 family residential	40,887	0.6%	6.6%	0.1%	51,903	0.2%	9.0%	0.1%
Home equity loans	32,425	1.6%	0.4%	2.8%	39,913	0.6%	3.3%	1.1%
Other consumer loans	—	—%	—%	—%	99	—%	27.3%	—%
Total consumer	73,312	1.0%	3.8%	1.3%	91,915	0.4%	6.5%	0.6%
Other	—	—%	—%	—%	844	—%	—%	—%
Total covered loans	$73,502	1.0%	3.8%	1.3%	$197,647	0.2%	6.5%	0.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$866,392	—%	0.3%	0.2%	$764,778	—%	2.0%	0.1%
Other commercial construction and land	196,672	0.5%	8.7%	0.1%	190,376	0.1%	12.9%	0.1%
Multifamily commercial real estate	80,708	—%	0.4%	0.1%	84,469	—%	2.3%	—%
1-4 family residential construction and land	93,242	—%	—%	—%	67,788	—%	1.3%	—%
Total commercial real estate	1,237,014	0.1%	1.6%	0.1%	1,107,411	—%	3.8%	0.1%
Owner occupied commercial real estate	1,104,905	0.1%	0.7%	0.1%	998,909	0.2%	1.5%	0.3%
Commercial and industrial loans	1,309,704	—%	1.2%	0.1%	1,066,420	—%	2.2%	0.2%
Lease financing	1,256	—%	—%	—%	2,005	—%	—%	—%
Total commercial	2,415,865	0.1%	1.0%	0.1%	2,067,334	0.1%	1.9%	0.2%
1-4 family residential	976,904	0.2%	1.0%	0.1%	873,795	0.2%	2.4%	0.1%
Home equity loans	342,851	0.7%	0.5%	0.5%	338,562	0.5%	1.1%	0.5%
Other consumer loans	436,478	0.9%	—%	0.3%	272,354	1.0%	0.1%	0.3%
Total consumer	1,756,233	0.5%	0.7%	0.2%	1,484,711	0.4%	1.7%	0.3%
Other	150,102	—%	—%	—%	143,116	0.1%	1.8%	—%
Total non-covered loans	$5,559,214	0.2%	1.0%	0.1%	$4,802,572	0.2%	2.3%	0.2%
Total loans	$5,632,716	0.2%	1.1%	0.2%	$5,000,219	0.2%	2.4%	0.2%
Of the loans that were nonperforming PCI as of December 31, 2015, and December 31, 2014, $2.8 million (or approximately 4.8%) and $12.9 million (or approximately 10.6%) were covered by loss sharing agreements with the FDIC, respectively. Of these loans $1.3 million (or approximately 2.2%) and $8.2 million (or approximately 4.2%) were >90 days past due and still accreting as of December 31, 2015 and December 31, 2014, respectively. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of December 31, 2015 declined by $62.5 million, or 48%, to $68.1 million as compared to $130.6 million at December 31, 2014. The change in non-performing loans during the year ended December 31, 2015 was attributable to $64.7 million in resolutions and $13.0 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $15.2 million of loans that became non-performing.

During the year ended December 31, 2015, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 50.7% consisted of residential loans, 26.1% consisted of commercial real estate and 15.3% consisted of commercial loans.

The customer-owed principal balances and carrying amounts as of December 31, 2015 and 2014 are set forth in the tables below:

(Dollars in thousands)	December 31, 2015
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$—	$—	—%	$—	—%
Other commercial construction and land	1,131	123	10.9%	—	—%
Multifamily commercial real estate	—	—	—%	—	—%
1-4 family residential construction and land	165	—	—%	—	—%
Total commercial real estate	1,296	123	9.5%	—	—%
Owner occupied commercial real estate	48	67	139.6%	—	—%
Commercial and industrial loans	—	—	—%	—	—%
Lease financing	—	—	—%	—	—%
Total commercial	48	67	139.6%	—	—%
1-4 family residential	57,381	40,887	71.3%	2,736	6.7%
Home equity loans	47,818	32,425	67.8%	1,021	3.1%
Other consumer loans	184	—	—%	—	—%
Total consumer	105,383	73,312	69.6%	3,757	5.1%
Other	—	—	—%	—	—%
Total covered loans	$106,727	$73,502	68.9%	$3,757	5.1%
Non-covered Portfolio
Non-owner occupied commercial real estate	$985,618	$866,392	87.9%	$4,403	0.5%
Other commercial construction and land	509,293	196,672	38.6%	17,203	8.7%
Multifamily commercial real estate	94,148	80,708	85.7%	412	0.5%
1-4 family residential construction and land	126,831	93,242	73.5%	—	—%
Total commercial real estate	1,715,890	1,237,014	72.1%	22,018	1.8%
Owner occupied commercial real estate	1,182,942	1,104,905	93.4%	9,192	0.8%
Commercial and industrial loans	1,420,177	1,309,704	92.2%	16,960	1.3%
Lease financing	1,256	1,256	100.0%	—	—%
Total commercial	2,604,375	2,415,865	92.8%	26,152	1.1%
1-4 family residential	1,047,300	976,904	93.3%	11,062	1.1%
Home equity loans	388,229	342,851	88.3%	3,534	1.0%
Other consumer loans	442,228	436,478	98.7%	1,542	0.4%
Total consumer	1,877,757	1,756,233	93.5%	16,138	0.9%
Other	173,669	150,102	86.4%	74	—%
Total non-covered loans	$6,371,691	$5,559,214	87.2%	$64,382	1.2%
Total loans	$6,478,418	$5,632,716	86.9%	$68,139	1.2%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $33.2 million or 31.1%, and $812.5 million or 12.8%, respectively.

(2)	Includes loans greater than 90 days past due.

(Dollars in thousands)	December 31, 2014
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$79,101	$33,778	42.7%	$1,636	4.8%
Other commercial construction and land	71,888	10,379	14.4%	4,043	39.0%
Multifamily commercial real estate	10,780	4,663	43.3%	—	—%
1-4 family residential construction and land	3,170	870	27.4%	—	—%
Total commercial real estate	164,939	49,690	30.1%	5,679	11.4%
Owner occupied commercial real estate	61,872	47,827	77.3%	1,131	2.4%
Commercial and industrial loans	17,493	7,371	42.1%	129	1.8%
Lease financing	—	—	—%	—	—%
Total commercial	79,365	55,198	69.5%	1,260	2.3%
1-4 family residential	81,325	51,903	63.8%	4,751	9.2%
Home equity loans	56,631	39,913	70.5%	1,743	4.4%
Other consumer loans	230	99	43.0%	27	27.3%
Total consumer	138,186	91,915	66.5%	6,521	7.1%
Other	15,952	844	5.3%	—	—%
Total covered loans	$398,442	$197,647	49.6%	$13,460	6.8%
Non-covered Portfolio
Non-owner occupied commercial real estate	$850,602	$764,778	89.9%	$15,477	2.0%
Other commercial construction and land	458,778	190,376	41.5%	24,835	13.0%
Multifamily commercial real estate	93,140	84,469	90.7%	1,924	2.3%
1-4 family residential construction and land	101,241	67,788	67.0%	873	1.3%
Total commercial real estate	1,503,761	1,107,411	73.6%	43,109	3.9%
Owner occupied commercial real estate	1,071,105	998,909	93.3%	17,713	1.8%
Commercial and industrial loans	1,170,378	1,066,420	91.1%	24,769	2.3%
Lease financing	2,005	2,005	100.0%	—	—%
Total commercial	2,243,488	2,067,334	92.1%	42,482	2.1%
1-4 family residential	953,159	873,795	91.7%	22,508	2.6%
Home equity loans	392,304	338,562	86.3%	5,372	1.6%
Other consumer loans	287,553	272,354	94.7%	1,083	0.4%
Total consumer	1,633,016	1,484,711	90.9%	28,963	2.0%
Other	151,642	143,116	94.4%	2,607	1.8%
Total non-covered loans	$5,531,907	$4,802,572	86.8%	$117,161	2.4%
Total loans	$5,930,349	$5,000,219	84.3%	$130,621	2.6%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $200.8 million, or 50.4%, and $729.3 million, or 13.2%, respectively.

(2)	Includes loans greater than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At December 31, 2015, the allowance for loan and lease losses was $45.0 million, of which $24.5 million was associated with PCI loans and $20.5 million related to new loans or acquired non-PCI loans. At December 31, 2015, the allowance for loan and lease losses represents 0.80% of our total $5.6 billion loan portfolio. At December 31, 2014, the allowance for loan and lease losses was $50.2 million of which $28.9 million was associated with PCI loans and $21.3 million related to new loans or acquired non-PCI loans. At December 31, 2014, the allowance for loan and lease losses represented 1.00% of our total $5.0 billion loan portfolio.
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
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the years ended December 31, 2015, 2014 and 2013 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2015
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	—	—	—
Other commercial construction and land	(9)	(1,085)	(1,094)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(9)	(1,085)	(1,094)
Owner occupied commercial real estate	(337)	—	(337)
Commercial and industrial loans	(745)	—	(745)
Lease financing	—	—	—
Total commercial	(1,082)	—	(1,082)
1-4 family residential	(376)	—	(376)
Home equity loans	(602)	—	(602)
Other consumer loans	(4,430)	(162)	(4,592)
Total consumer	(5,408)	(162)	(5,570)
Other	(2,381)	—	(2,381)
Total charge-offs	(8,880)	(1,247)	(10,127)
Recoveries:
Non-owner occupied commercial real estate	72	—	72
Other commercial construction and land	181	—	181
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	7	—	7
Total commercial real estate	260	—	260
Owner occupied commercial real estate	127	—	127
Commercial and industrial loans	449	—	449
Lease financing	—	—	—
Total commercial	576	—	576
1-4 family residential	76	—	76
Home equity loans	307	—	307
Other consumer loans	699	—	699
Total consumer	1,082	—	1,082
Other	686	—	686
Total recoveries	2,604	—	2,604
Net charge-offs	(6,276)	(1,247)	(7,523)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(353)	(143)	(496)
Other commercial construction and land	151	1,500	1,651
Multifamily commercial real estate	(66)	—	(66)
1-4 family residential construction and land	7	159	166
Total commercial real estate	(261)	1,516	1,255
Owner occupied commercial real estate	(581)	(208)	(789)
Commercial and industrial loans	211	210	421
Lease financing	—	—	—
Total commercial	(370)	2	(368)
1-4 family residential	(269)	(3,825)	(4,094)
Home equity loans	249	(916)	(667)
Other consumer loans	4,526	(4)	4,522
Total consumer	4,506	(4,745)	(239)
Other	1,592	106	1,698
Total provision (reversal) for loan and lease losses	5,467	(3,121)	2,346
Allowance for loan and lease losses at the end of the period	$20,546	$24,488	$45,034

(Dollars in thousands)	December 31, 2014
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	(293)	—	(293)
Other commercial construction and land	(224)	—	(224)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	(6)	—	(6)
Total commercial real estate	(523)	—	(523)
Owner occupied commercial real estate	(211)	—	(211)
Commercial and industrial loans	(504)	—	(504)
Lease financing	—	—	—
Total commercial	(715)	—	(715)
1-4 family residential	(114)	—	(114)
Home equity loans	(1,740)	—	(1,740)
Other consumer loans	(3,745)	—	(3,745)
Total consumer	(5,599)	—	(5,599)
Other	(2,365)	—	(2,365)
Total charge-offs	(9,202)	—	(9,202)
Recoveries:
Non-owner occupied commercial real estate	300	—	300
Other commercial construction and land	100	—	100
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	9	—	9
Total commercial real estate	409	—	409
Owner occupied commercial real estate	32	—	32
Commercial and industrial loans	938	—	938
Lease financing	—	—	—
Total commercial	970	—	970
1-4 family residential	86	—	86
Home equity loans	220	—	220
Other consumer loans	654	—	654
Total consumer	960	—	960
Other	812	—	812
Total recoveries	3,151	—	3,151
Net charge-offs	(6,051)	—	(6,051)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(59)	(2,561)	(2,620)
Other commercial construction and land	334	3,754	4,088
Multifamily commercial real estate	10	(78)	(68)
1-4 family residential construction and land	(329)	(130)	(459)
Total commercial real estate	(44)	985	941
Owner occupied commercial real estate	(303)	(1,464)	(1,767)
Commercial and industrial loans	431	327	758
Lease financing	(3)	—	(3)
Total commercial	125	(1,137)	(1,012)
1-4 family residential	589	(6,834)	(6,245)
Home equity loans	1,761	(1,295)	466
Other consumer loans	4,603	(72)	4,531
Total consumer	6,953	(8,201)	(1,248)
Other	1,421	(691)	730
Total provision (reversal) for loan and lease losses	8,455	(9,044)	(589)
Allowance for loan and lease losses at the end of the period	$21,355	$28,856	$50,211

(Dollars in thousands)	December 31, 2013
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$17,439	$39,823	$57,262
Charge-offs:
Non-owner occupied commercial real estate	(92)	—	(92)
Other commercial construction and land	(152)	—	(152)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(244)	—	(244)
Owner occupied commercial real estate	(1,060)	—	(1,060)
Commercial and industrial loans	(10,123)	—	(10,123)
Lease financing	—	—	—
Total commercial	(11,183)	—	(11,183)
1-4 family residential	(40)	—	(40)
Home equity loans	(1,630)	—	(1,630)
Other consumer loans	(2,999)	—	(2,999)
Total consumer	(4,669)	—	(4,669)
Other	(2,627)	—	(2,627)
Total charge-offs	(18,723)	—	(18,723)
Recoveries:
Non-owner occupied commercial real estate	(342)	—	(342)
Other commercial construction and land	1,251	—	1,251
Multifamily commercial real estate	41	—	41
1-4 family residential construction and land	28	—	28
Total commercial real estate	978	—	978
Owner occupied commercial real estate	286	—	286
Commercial and industrial loans	819	—	819
Lease financing	—	—	—
Total commercial	1,105	—	1,105
1-4 family residential	128	—	128
Home equity loans	388	—	388
Other consumer loans	570	—	570
Total consumer	1,086	—	1,086
Other	1,025	—	1,025
Total recoveries	4,194	—	4,194
Net charge-offs	(14,529)	—	(14,529)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	588	717	1,305
Other commercial construction and land	(1,708)	(3,885)	(5,593)
Multifamily commercial real estate	(53)	(16)	(69)
1-4 family residential construction and land	93	(279)	(186)
Total commercial real estate	(1,080)	(3,463)	(4,543)
Owner occupied commercial real estate	442	727	1,169
Commercial and industrial loans	10,262	(138)	10,124
Lease financing	3	—	3
Total commercial	10,707	589	11,296
1-4 family residential	277	5,619	5,896
Home equity loans	1,264	(4,823)	(3,559)
Other consumer loans	3,179	(150)	3,029
Total consumer	4,720	646	5,366
Other	1,694	305	1,999
Total provision (reversal) for loan and lease losses	16,041	(1,923)	14,118
Allowance for loan and lease losses at the end of the period	$18,951	$37,900	$56,851

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015			December 31, 2014
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$563,640	$1,282	0.2%	$431,345	$1,563	0.4%
Other commercial construction and land	110,918	1,735	1.6%	66,978	1,411	2.1%
Multifamily commercial real estate	57,099	59	0.1%	60,092	126	0.2%
1-4 family residential construction and land	90,304	753	0.8%	58,046	739	1.3%
Total commercial real estate	821,961	3,829	0.5%	616,461	3,839	0.6%
Owner occupied commercial real estate	894,995	1,338	0.1%	783,850	2,129	0.3%
Commercial and industrial	1,228,575	7,657	0.6%	969,406	7,742	0.8%
Lease financing	1,256	—	—%	2,005	—	—%
Total commercial	2,124,826	8,995	0.4%	1,755,261	9,871	0.6%
1-4 family residential	757,239	2,271	0.3%	600,023	2,840	0.5%
Home equity loans	300,292	593	0.2%	286,914	639	0.2%
Other consumer loans	433,257	4,625	1.1%	266,582	3,830	1.4%
Total consumer	1,490,788	7,489	0.5%	1,153,519	7,309	0.6%
Other	117,264	233	0.2%	103,213	336	0.3%
Total loans	$4,554,839	$20,546	0.5%	$3,628,454	$21,355	0.6%

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

The following table summarizes criticized and classified loans at December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015 (1)			December 31, 2014 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$—	$57,066	$57,066	$9,076	$91,895	$100,971
Other commercial construction and land	—	45,299	45,299	6,912	52,278	59,190
Multifamily commercial real estate	—	1,438	1,438	811	4,760	5,571
1-4 family residential construction and land	—	1,152	1,152	870	3,011	3,881
Total commercial real estate	—	104,955	104,955	17,669	151,944	169,613
Owner occupied commercial real estate	—	38,788	38,788	16,679	53,738	70,417
Commercial and industrial	—	39,646	39,646	3,748	36,631	40,379
Lease financing	—	—	—	—	—	—
Total commercial	—	78,434	78,434	20,427	90,369	110,796
1-4 family residential	4,362	26,288	30,650	8,785	43,379	52,164
Home equity loans	1,093	6,175	7,268	2,073	8,356	10,429
Other consumer loans	—	1,554	1,554	27	1,127	1,154
Total consumer	5,455	34,017	39,472	10,885	52,862	63,747
Other	—	1,716	1,716	844	4,226	5,070
Total loans	$5,455	$219,122	$224,577	$49,825	$299,401	$349,226
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $124.6 million, or 36%, during 2015 as a result of $13.0 million in transfers to other real estate owned and $167.0 million of pay downs, charge offs and upgrades. Loan downgrades of $55.4 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of December 31, 2015, there were 66 loans individually evaluated for impairment and 32 deemed impaired with a related allowance for loan and lease losses of $75 thousand. At December 31, 2014, there were 22 loans individually evaluated for impairment and 14 deemed impaired with a related allowance for loan and lease losses of $43 thousand.
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

(Dollars in thousands)	December 31, 2015			December 31, 2014
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$938	$8,007	$8,945	$578	$8,906	$9,484
Accruing/accreting loans delinquent 90 days or more	1,325	13,180	14,505	12,882	108,255	121,137
Accreting PCI loans<90 days with expected cash flows less than contractual	1,494	43,196	44,690	—	—	—
Total non-performing loans	3,757	64,383	68,140	13,460	117,161	130,621
Non-accrual investment securities	—	—	—	—	—	—
Repossessed personal property	—	375	375	—	150	150
Other real estate owned	554	52,222	52,776	15,714	61,912	77,626
Total non-performing assets	$4,311	$116,980	$121,291	$29,174	$179,223	$208,397
Allowance for loan and lease losses	$4,472	$40,562	$45,034	$9,794	$40,417	$50,211
Non-performing assets as a percent of total assets	0.06%	1.57%	1.63%	0.43%	2.62%	3.05%
Non-performing loans as a percent of total loans	0.07%	1.14%	1.21%	0.27%	2.34%	2.61%
Allowance for loan and lease losses as a percent of non-performing loans	119.03%	63.00%	66.09%	72.76%	34.50%	38.44%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans			0.45%			0.59%
At December 31, 2015 and 2014, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 5. Loans in our consolidated financial statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at December 31, 2015 declined by $87.1 million, or 42% to $121.3 million compared to $208.4 million at December 31, 2014. The change in non-performing assets was attributable to the decline in non-performing loans and other real estate owned of $62.5 million and $24.9 million, respectively. The decline in non-performing loans was due to $64.7 million in resolutions and $13.0 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $15.2 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $32.3 million, partially offset by valuation adjustments and transfers into real estate owned through foreclosures or deeds in lieu as noted above.
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
Trading securities totaled $3.0 million and $2.4 million at December 31, 2015 and December 31, 2014, respectively.

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a lower degree of credit and liquidity risk. The following tables set forth our investment securities as of December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate Bonds	$22,870	$22,755	3.6%	2.56%	10.78
Mortgage-backed securities—residential issued by government sponsored entities	614,176	611,137	95.9%	2.10%	4.62
Industrial revenue bonds	3,409	3,437	0.5%	2.26%	0.24
Total	$640,455	$637,329	100.0%	2.11%	4.81
Held-to-Maturity
U.S. Government agencies	$12,805	$13,035	2.7%	2.83%	5.21
Corporate bonds	70,059	69,658	14.7%	5.00%	5.23
State and political subdivisions—tax exempt	10,849	11,337	2.4%	3.31%	4.07
State and political subdivisions—taxable	528	545	0.1%	3.92%	3.07
Mortgage-backed securities—residential issued by government sponsored entities	378,264	380,559	80.1%	2.39%	4.13
Total	$472,505	$475,134	100.0%	2.81%	4.32

(Dollars in thousands)	December 31, 2014
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$552,203	99.3%	1.87%	4.02
Industrial revenue bonds	3,580	3,690	0.7%	2.24%	0.24
Total	$554,488	$555,893	100.0%	1.87%	3.99
Held-to-maturity
U.S. Government agencies	$13,989	$14,219	3.2%	2.85%	5.37
Corporate bonds	25,000	25,163	5.7%	5.17%	4.97
State and political subdivisions—tax exempt	13,008	13,436	3.0%	3.24%	4.18
State and political subdivisions—taxable	537	563	0.1%	3.89%	3.90
Mortgage-backed securities—residential issued by government sponsored entities	384,428	389,998	88.0%	2.38%	4.09
Total	$436,962	$443,379	100.0%	2.58%	4.18

Contractual maturities of investment securities at December 31, 2015 and 2014 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate Bonds	$—	—	$—	—	$—	—	$22,755	2.56%	$—	—%	$22,755	2.56%
Mortgage-backed securities—residential issued by government sponsored entities	$—	—	$—	—	$—	—	$—	—	$611,137	2.10%	$611,137	2.10%
Industrial revenue bonds	—	—	—	—	—	—	3,437	2.26%	—	—	3,437	2.26%
Total	$—	—	$—	—	$—	—	$26,192	2.52%	$611,137	2.10%	$637,329	2.11%
Held-to-Maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$12,805	2.83%	$—	—	$12,805	2.83%
Corporate bonds	—	—	15,059	4.75%	55,000	5.07%	—	—	—	—	70,059	5.00%
State and political subdivisions—tax exempt	—	—	4,098	3.15%	6,751	3.41%	—	—	—	—	10,849	3.31%
State and political subdivisions—taxable	—	—	—	—	—	—	528	3.92%	—	—	528	3.92%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	378,264	2.39%	378,264	2.39%
Total	$—	—	$19,157	4.40%	$61,751	4.88%	$13,333	2.87%	$378,264	2.39%	$472,505	2.81%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$—	—	$—	—	$—	—	$—	—	$552,203	1.87%	$552,203	1.87%
Industrial revenue bonds	—	—	—	—	—	—	3,690	2.24%	—	—	3,690	2.24%
Total	$—	—	$—	—	$—	—	$3,690	2.24%	$552,203	1.87%	$555,893	1.87%
Held-to-Maturity
U.S. Government agencies	$—	—	$—	—	$—	—	$13,989	2.85%	$—	—	$13,989	2.85%
Corporate bonds	—	—	10,000	4.87%	15,000	5.37%	—	—	—	—	25,000	5.17%
State and political subdivisions—tax exempt	205	0.77%	814	2.04%	11,374	3.33%	615	3.95%	—	—	13,008	3.24%
State and political subdivisions—taxable	—	—	—	—	—	—	537	3.89%	—	—	537	3.89%
Mortgage-backed securities—residential issued by government sponsored entities	—	—	—	—	—	—	—	—	384,428	2.38%	384,428	2.38%
Total	$205	0.77%	$10,814	4.66%	$26,374	4.48%	$15,141	2.93%	$384,428	2.38%	$436,962	2.58%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges that may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security; we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at December 31, 2015 other than as discussed below.

During 2015, a correspondent bank in which we owned a cost method equity investment filed for bankruptcy protection. Accordingly, we recorded an other than temporary impairment of $288 thousand and completely wrote-off this investment which was acquired along with one of our legacy acquisitions.
For a rollforward of the OTTI credit losses recognized in earnings for the years ended December 31, 2015, 2014 and 2013, refer to Note 4. Investment Securities, in the consolidated financial statements.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of December 31, 2015, our core deposits, which we define as demand deposits, savings and money market accounts, excluding brokered money market accounts, increased by $126.5 million as compared to December 31, 2014. Net new checking account growth contributed to the increase in core deposits during the year ended December 31, 2015, as we are building our deposit base around service-oriented customer relationships. The weighted average contractual rate on core deposits increased one basis point to 0.16% compared to 2014.
Time deposit balances increased by $328.6 million during 2015. At December 31, 2015, our wholesale time deposits increased by $105.7 million as compared to December 31, 2014, providing a lower cost source of funding as compared with higher rate legacy time deposits. The $222.9 million increase in retail time deposit accounts was due to two new competitive time deposit products. The average contractual rate on time deposits, excluding brokered money market accounts, decreased to 0.96% from 1.01% at December 31, 2014. The total cost of deposits increased three basis points to 0.41% during 2015.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015			December 31, 2014			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand	$1,121,160	19.1%	—%	$1,054,128	20.1%	—%	$67,032	6.4%
Interest bearing demand	1,382,732	23.7%	0.19%	1,383,990	26.3%	0.18%	(1,258)	(0.1)%
Savings	418,879	7.1%	0.22%	500,028	9.5%	0.22%	(81,149)	(16.2)%
Money market	1,040,086	17.7%	0.29%	898,254	17.1%	0.23%	141,832	15.8%
Total core deposits	3,962,857	67.6%	0.16%	3,836,400	73.0%	0.15%	126,457	3.3%
Brokered money market	150,035	2.6%	0.55%	—	—%	—%	150,035	100.0%
Customer time deposits	1,379,525	23.5%	1.03%	1,156,597	22.0%	1.10%	222,928	19.3%
Wholesale time deposits	367,793	6.3%	0.72%	262,103	5.0%	0.59%	105,690	40.3%
Total time deposits	1,747,318	29.8%	0.96%	1,418,700	27.0%	1.01%	328,618	23.2%
Total deposits	$5,860,210	100.0%	0.41%	$5,255,100	100.0%	0.38%	$455,075	8.7%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Years Ended
	December 31, 2015		December 31, 2014
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest-bearing demand	$1,105,553	—%	$1,000,994	—%
Interest-bearing
Interest bearing demand	1,338,766	0.17%	1,327,452	0.17%
Savings	464,840	0.22%	524,705	0.22%
Money market	979,650	0.26%	930,158	0.23%
Time deposits (1)	1,574,100	0.92%	1,394,916	0.86%
Total deposits	$5,462,909	0.37%	$5,178,225	0.34%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions. Such premiums were required to be recorded by the acquisition method of accounting to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

(Dollars in thousands)	December 31, 2015
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of less than $100K	Total
Three or less	$180,651	$78,806	$259,457
Over three to six	103,003	62,967	165,970
Over six to twelve	161,098	86,184	247,282
Over twelve	650,090	424,519	1,074,609
Total deposits	$1,094,842	$652,476	$1,747,318

Capital Resources and Liquidity
Capital Resources
In order to maintain a conservative risk profile, we operate with a prudent cushion of capital in relation to regulatory requirements and to the risk of our assets and business model. For planning purposes, we expect to operate with a capital target equal to an 8% leverage ratio (defined as Tier 1 capital equal to 8% of average tangible assets), which would be in excess of regulatory standards for “well-capitalized” banks. We believe the 8% target is appropriate for our business model because of our conservative loan underwriting policies, investment portfolio composition, funding strategy, interest rate risk management limits and liquidity risk profile and because of the experience of our senior management team and Board of Directors.
As of December 31, 2015 and 2014, we had 11.46% and 13.63% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net. Tangible assets are total assets less goodwill and other intangible assets, net of related deferred tax liabilities. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.

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
The following table provides reconciliations of tangible common equity and the tangible common equity ratio to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in thousands)
	December 31, 2015	December 31, 2014
Total shareholders' equity	$986,265	$1,063,574
Less: goodwill, core deposits intangibles, net	(149,622)	(153,419)
Tangible common equity	$836,643	$910,155
Total assets	$7,449,479	$6,831,410
Less: goodwill, core deposits intangibles, net	(149,622)	(153,419)
Tangible assets	$7,299,857	$6,677,991
Tangible common equity ratio	11.46%	13.63%
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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars in thousands, except per share amounts)
	December 31, 2015	December 31, 2014
Total shareholders' equity	$986,265	$1,063,574
Less: goodwill, core deposits intangibles, net of taxes	(143,849)	(146,168)
Tangible book value	$842,416	$917,406
Common shares outstanding	43,143	47,593
Book value per share	$22.86	$22.35
Tangible book value per share	$19.53	$19.28
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of December 31, 2015, we had a Tier 1 leverage ratio of 12.7%, which provided us with $335.1 million in excess capital relative to our long-term planning target of 8%. As of December 31, 2015, Capital Bank Corporation had an 11.1% Tier 1 leverage ratio, a 12.9% Tier 1 common capital ratio, a 12.9% Tier 1 risk-based ratio and a 13.7% total risk-based capital ratio.
As of December 31, 2014, we had a Tier 1 leverage ratio of 14.3%, which provided us with $279.7 million in excess capital relative to the 10% Tier 1 leverage ratio required under the OCC Operating Agreement in effect at the time and $410.4 million in excess capital relative to our longer-term target of 8%. As of December 31, 2014, Capital Bank Corporation had a 13.5% Tier 1 leverage ratio, a 17.0% Tier 1 risk-based ratio and an 18.1% total risk-based capital ratio.
The OCC Operating Agreement required the Bank to maintain total capital equal to at least 12% of risk-weighted assets, Tier 1 capital equal to at least 11% of risk-weighted assets and a minimum leverage ratio of 10% (Tier 1 Capital ratio). On August 31, 2015, the OCC terminated this agreement and as a result the Bank is no longer subject to special de novo capital requirements and other restrictions.

The minimum ratios along with the actual ratios for us and the Bank as of December 31, 2015 and 2014 are presented in the following tables:

(Dollars in thousands)			Actual
	Well Capitalized Requirement	Adequately Capitalized Requirement	December 31, 2015	December 31, 2014
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	12.7%	14.3%
Bank	≥ 5.0%	≥ 4.0%	11.1%	13.5%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	13.6%	N/A
Bank	≥ 6.5%	≥ 4.5%	12.9%	N/A
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	14.7%	18.0%
Bank	≥ 8.0%	≥ 6.0%	12.9%	17.0%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	15.5%	19.1%
Bank	≥ 10.0%	≥ 8.0%	13.7%	18.1%

	Actual
(Dollars in thousands)	December 31, 2015	December 31, 2014
CBF Consolidated
Tier 1 Leverage Capital	$908,600	$933,335
Excess Tier 1 Capital:
vs. 8% target	335,115	410,446
Capital Bank Corporation
Tier 1 Capital	793,722	881,395
Excess Tier 1 Capital:
vs. 8% target	221,304	359,715
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purpose of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in-over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2015, our capital conservation buffer would be 5.7%; exceeding the 2.5% 2019 requirement.
The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirement, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as "well capitalized":" (i) a new common Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).
Dividend Program
The Company's board of directors approved a quarterly common dividend program commencing with a cash dividend of $0.10 , paid on November 16, 2015, to shareholders of record as of November 2, 2015. Subsequent to year end, the Company declared a cash dividend of $0.10 per share which was paid on February 22, 2016, to shareholders of record as of February 8, 2016.
Liquidity
Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other funding needs, to maintain reserve requirements and to otherwise operate on an ongoing basis. To mitigate liquidity risk, our strategy is to fund asset growth primarily with low-cost customer deposits. We also operate under a liquidity policy and contingent liquidity plan that requires us to monitor indicators of potential liquidity risk, utilize cash flow projection models to forecast liquidity needs, identify alternative back-up sources of liquidity and maintain a cushion of cash and liquid securities.
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
As of December 31, 2015 and 2014, cash and liquid securities totaled 16.9% and 17.3% of assets, respectively, providing ample liquidity to support our existing bank franchise. As of December 31, 2015 and 2014, the ratio of wholesale to total funding was 19.4% and 13.6%, respectively, which is below our policy limit of 25%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short-term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At December 31, 2015 and 2014, there were $460.9 million and $296.1 million, respectively, in FHLB advances outstanding. In addition, we had $25.4 million and $25.7 million in letters of credit outstanding as of December 31, 2015 and 2014, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $416.9 million and $247.7 million, respectively.
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
The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and FHLB advances:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$19,734	$28,120
Outstanding at year-end	11,630	23,407
Maximum month-end outstanding	30,472	34,262
Rate:
Weighted average	0.1%	0.1%
Weighted average interest rate	0.1%	0.1%
Advances from Federal Home Loan Bank
Balance:
Average daily outstanding	$360,347	$135,355
Outstanding at year-end	460,898	296.091
Maximum month-end outstanding	590,915	296,091
Rate:
Weighted average	0.3%	0.3%
Weighted average interest rate	0.4%	0.3%
As of December 31, 2015 and 2014, our holding company had cash of approximately $95.3 million and $54.8 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The increase in cash was due to a $199.4 million dividend to the Company by its subsidiary Capital Bank Corporation, which was paid on January 20, 2015, upon Board and regulatory approval, partially offset by $121.1 million of common share buybacks during 2015. We may use this dividend for general purposes including acquisitions, or as a return of capital to shareholders through future share repurchase or dividends.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2015 are summarized in the table below:

	Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements:
Commitments to extend credit	$1,182,022	$327,300	$166,057	$359,265	$329,400
Standby letters of credit	66,606	26,745	32,829	7,032	—
Total	$1,248,628	$354,045	$198,886	$366,297	$329,400

Contractual obligations:
Time deposits	$1,747,318	$686,863	$1,007,053	$53,358	$44
Operating lease obligations	45,221	7,498	11,992	9,588	16,143
Purchase obligations	71,926	10,575	8,923	10,227	42,201
FHLB advances	460,898	100,000	100,426	260,000	472
Long-term debt	85,777	—	—	—	85,777
Total	$2,411,140	$804,936	$1,128,394	$333,173	$144,637

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. The total amount committed under these financial instruments was $1.2 billion as of December 31, 2015. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have liquid assets including cash and investment securities along with available borrowing capacity from various sources as discussed below.
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
Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Unused commercial lines of credit, which comprise a substantial portion of these commitments, generally expire within a year from their date of origination. The amount of collateral obtained, if any, by us upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include security interests in business assets, mortgages on commercial and residential real estate, deposit accounts with Capital Bank, or other financial institutions, and securities.
Standby and performance letters of credit are conditional commitments issued by us to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing such letters of credit is essentially the same as that involved in extending loans to customers. We generally hold collateral and/or obtain personal guarantees supporting these commitments.
We are obligated under operating leases for office and banking premises which expire in periods varying from four months to seventeen years. Future minimum lease payments, before considering renewal options that we have in many cases, totaled $45.2 million and $52.9 million at December 31, 2015 and 2014, respectively.
Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by us under long-term contractual relationships and based upon estimated utilization.
Long-term debt includes subordinated debentures with par amounts of $151.0 million and carrying values totaling $85.8 million at December 31, 2015.

The Bank has invested in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged. FHLB advances totaled $460.9 million at December 31, 2015.

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At December 31, 2015, approximately 52% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of five years or less. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At December 31, 2015, securities accounted for 15% of assets, and the effective duration of the portfolio was 4.0 years with limited extension risk to 4.4 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At December 31, 2015, core deposits accounted for 68% of total deposits, and checking balances accounted for 63% of core deposits.
We continuously monitor the Bank’s interest rate risk profile through our Asset Liability Committee, which consists of our Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief of Strategic Planning, Treasurer, business unit heads and certain other officers. To manage interest rate risk, our Board of Directors has established quantitative and qualitative guidelines with respect to our net interest income exposure and how predefined interest rate shocks affect our financial performance, measured in terms of forecasted net interest income and economic value of equity, which is the intrinsic value of assets, less the intrinsic value of liabilities. Under our policy, these predefined rate shocks include minus 300, minus 200, minus 100, plus 100, plus 200 and plus 300 basis point immediate parallel shifts in interest rates.
If a predefined immediate parallel rate shock cannot be modeled due to the low level of interest rates, a proportional rate shock and policy limit applies and all other declining rate shocks will be suspended until such scenarios can be modeled. Because of the current low level of interest rates, the minus 100, minus 200 and minus 300 rate shocks have been suspended. The maximum negative impact on forecasted net interest income and economic value of equity in a minus 50 basis point immediate parallel shift in interest rates is measured on a proportional basis. In addition to monitoring our compliance with these policies, management undertakes additional analysis, considering a wide range of possible interest rate fluctuations, including changes in the shape of the yield curve, and assessing the sensitivity of these results to key assumptions, including the behavior of depositors and loan customers.
Based upon the current interest rate environment, as of December 31, 2015, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$16,505	6.7%	$13,412	1.3%
200	11,869	4.8%	17,298	1.7%
100	6,328	2.6%	13,436	1.3%
—	—	—%	—	—%
(50)	(3,410)	(1.4)%	(12,213)	(1.2)%
We used many assumptions to calculate the impact of changes in interest rates on our portfolio, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates. In calculating these exposures, we use an interest rate simulation model that is validated by third-party reviewers on an annual basis.

In the event that our model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of December 31, 2015, we were in compliance with all of the limits and policies established by our Board of Directors for active scenarios.
Inflation Risk Management
Inflation has an important impact on the growth of total assets in the banking industry and may potentially create the need to increase equity capital to maintain an appropriate equity-to-assets ratio. We cope with the effects of inflation by managing our interest rate sensitivity position through our asset/liability management program, and by periodically adjusting our pricing of services and banking products to take into consideration current costs.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, notes thereto and reports of independent registered certified public accounting firms thereon included on the following pages are incorporated herein by reference.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Management's Report on Internal Control Over Financial Reporting

Management of Capital Bank Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rule 13a-15(f) of the Exchange Act. Capital Bank’s internal control over financial reporting is a process designed to provide reasonable assurance to management and the board of directors regarding the reliability of the financial reporting and the preparation of Capital Bank’s financial statements for external reporting purposes in accordance with GAAP. Capital Bank’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of Capital Bank’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Capital Bank are being made only in accordance with the authorizations of Capital Bank’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Capital Bank’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), commonly referred to as the 2013 COSO framework. Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.
Capital Bank’s internal control over financial reporting has been audited by Crowe Horwath LLP, an independent registered public accounting firm.
Their report expresses an unqualified opinion on the effectiveness of Capital Bank’s internal control over financial reporting as of December 31, 2015. Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and has concluded that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2015.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders
Capital Bank Financial Corp.

We have audited the accompanying consolidated balance sheet of Capital Bank Financial Corp. as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting contained in Item 9A of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Bank Financial Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Fort Lauderdale, Florida
February 26, 2016

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Capital Bank Financial Corp.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of Capital Bank Financial Corp. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Miami, FL
February 26, 2015

Capital Bank Financial Corp.
Consolidated Balance Sheets

(Dollars and shares in thousands)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$87,985	$106,193
Interest-bearing deposits in other banks	56,711	81,942
Total cash and cash equivalents	144,696	188,135
Trading securities	3,013	2,410
Investment securities available-for-sale at fair value (amortized cost $640,455 and $554,488, respectively)	637,329	555,893
Investment securities held-to-maturity at amortized cost (fair value $475,134 and $443,379, respectively)	472,505	436,962
Loans held for sale	10,569	5,516
Loans, net of deferred loan costs and fees	5,622,147	4,994,703
Less: Allowance for loan and lease losses	45,034	50,211
Loans, net	5,577,113	4,944,492
Other real estate owned	52,776	77,626
FDIC indemnification asset	6,725	16,762
Receivable from FDIC	678	3,661
Premises and equipment, net	159,149	173,176
Goodwill	134,522	134,522
Intangible assets, net	15,100	18,897
Deferred income tax asset, net	105,316	129,624
Other assets	129,988	143,734
Total Assets	$7,449,479	$6,831,410
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,121,160	$1,054,128
Interest bearing demand	1,382,732	1,383,990
Money market	1,190,121	898,254
Savings	418,879	500,028
Time deposits	1,747,318	1,418,700
Total deposits	5,860,210	5,255,100
Federal Home Loan Bank advances	460,898	296,091
Short-term borrowings	12,410	23,407
Long-term borrowings	85,777	139,681
Accrued expenses and other liabilities	43,919	53,557
Total liabilities	6,463,214	5,767,836

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 37,012 issued and 26,589 outstanding and 36,936 issued and 30,150 outstanding, respectively.	370	370
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,327 issued and 16,554 outstanding and 18,743 issued and 17,443 outstanding, respectively.	183	187
Additional paid in capital	1,076,415	1,081,628
Retained earnings	208,742	158,403
Accumulated other comprehensive loss	(5,196)	(3,824)
Treasury stock, at cost, 12,196 and 8,086 shares, respectively	(294,249)	(173,190)
Total shareholders’ equity	986,265	1,063,574
Total Liabilities and Shareholders’ Equity	$7,449,479	$6,831,410
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income

(Dollars and shares in thousands, except per share data)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Interest and dividend income
Loans, including fees	$246,475	$248,588	$273,874
Investment securities:
Taxable interest income	21,816	18,997	16,611
Tax-exempt interest income	527	611	641
Dividends	53	58	60
Interest-bearing deposits in other banks	111	105	543
Other earning assets	2,646	2,423	2,027
Total interest and dividend income	271,628	270,782	293,756
Interest expense
Deposits	20,314	17,451	22,052
Long-term borrowings	6,225	6,886	8,072
Federal Home Loan Bank advances	933	349	14
Other borrowings	27	36	43
Total interest expense	27,499	24,722	30,181
Net Interest Income	244,129	246,060	263,575
Provision (reversal) for loan and lease losses	2,346	(589)	14,118
Net interest income after provision (reversal) for loan and lease losses	241,783	246,649	249,457
Non-Interest Income
Service charges on deposit accounts	20,251	22,063	24,569
Debit card income	12,308	11,977	11,533
Fees on mortgage loans originated and sold	4,290	4,130	5,401
Investment advisory and trust fees	3,588	4,524	2,455
FDIC indemnification asset expense	(7,882)	(11,531)	(5,656)
Legal settlements and insurance recoveries	—	—	1,900
Investment securities gains, net	332	976	122
Other-than-temporary impairment loss on investments:
Gross impairment loss	(288)	—	(54)
Less: Impairment recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	(288)	—	(54)
Other income	9,699	11,668	12,696
Total non-interest income	42,298	43,807	52,966
Non-Interest Expense
Salaries and employee benefits	88,601	93,408	90,059
Stock-based compensation expense	701	2,642	5,439
Net occupancy and equipment expense	30,889	33,817	34,916
Computer services	13,690	13,387	12,965
Software expense	8,483	7,814	7,504
Telecommunication expense	5,430	5,989	6,451
OREO valuation expense	5,516	10,901	22,034
Net gains on sales of OREO	(2,116)	(4,555)	(3,482)
Foreclosed asset related expense	2,551	3,914	5,955
Loan workout expense	2,262	4,557	8,045
Conversion and merger related expense	704	—	234
Professional fees	6,944	7,690	9,827

Losses (gains) on early extinguishment of debt	1,438	—	(122)
Legal settlement expense	—	—	543
Contingent value right expense	120	1,706	2,833
Regulatory assessments	6,435	6,619	6,923
Restructuring charges, net	6,790	—	—
Other expense	19,813	20,958	26,085
Total non-interest expense	198,251	208,847	236,209
Income before income taxes	85,830	81,609	66,214
Income tax expense	31,109	30,691	27,370
Net income	$54,721	$50,918	$38,844

Earnings per share:
Basic	$1.21	$1.05	$0.74
Diluted	$1.18	$1.02	$0.73

Weighted average shares outstanding:
Basic	45,259	48,610	52,614
Diluted	46,479	49,869	53,493
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net Income	$54,721	$50,918	$38,844
Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) on investment securities available-for-sale	(4,205)	5,815	(18,304)
Unrealized holding losses on investment securities transferred from available-for-sale to held-to-maturity	—	—	(9,747)
Reclassification adjustment for gains realized in net income on securities available-for-sale	(326)	(1,134)	(151)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	1,501	1,444	758
Unrealized holding gains on cash flow hedges	2,915	—	—
Reclassification adjustments for net gains included in net income on cash flow hedges	(2,129)	—	—
Other comprehensive income (loss), before tax:	(2,244)	6,125	(27,444)
Tax effect	872	(2,421)	10,569
Other comprehensive income (loss), net of tax:	(1,372)	3,704	(16,875)
Comprehensive income	53,349	54,622	21,969
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2012	33,025	$330	22,821	$228	$1,076,797	$68,641	$9,347	—	$1,155,343
Net income	—	—	—	—	—	38,844	—	—	38,844
Other comprehensive income, net of tax benefit of $10,569	—	—	—	—	—	—	(16,875)	—	(16,875)
Stock-based compensation	—	—	—	—	5,439	—	—	—	5,439
Purchase of treasury stock	(3,161)	—	(600)	—	—	—	—	(69,962)	(69,962)
Fractional shares	—	—	9	—	(1)	—	—	—	(1)
Restricted stock grants	4	—	—	—	—	—	—	—	—
Conversion of shares	3,183	32	(3,183)	(32)	—	—	—	—	—
Balance, December 31, 2013	33,051	362	19,047	196	1,082,235	107,485	(7,528)	(69,962)	1,112,788
Net income	—	—	—	—	—	50,918	—	—	50,918
Other comprehensive income, net of tax expense of $2,421	—	—	—	—	—	—	3,704	—	3,704
Stock-based compensation	—	—	—	—	2,642	—	—	—	2,642
Excess tax benefit from share-based payment	—	—	—	—	1,603	—	—	—	1,603
Restricted stock cancelled	(192)	(1)	—	—	(4,852)	—	—	—	(4,853)
Full value stock awards	12	—	—	—	—	—	—	—	—
Purchase of treasury stock	(3,625)	—	(700)	—	—	—	—	(103,228)	(103,228)
Conversion of shares	904	9	(904)	(9)	—	—	—	—	—
Balance, December 31, 2014	30,150	370	17,443	187	1,081,628	158,403	(3,824)	(173,190)	1,063,574
Net income	—	—	—	—	—	54,721	—	—	54,721
Dividends paid	—	—	—	—	—	(4,382)	—	—	(4,382)
Other comprehensive income, net of tax benefit of $872	—	—	—	—	—	—	(1,372)	—	(1,372)
Stock-based compensation	—	—	—	—	701	—	—	—	701
Full value stock awards	10	—	—	—	—	—	—	—	—
Excess tax benefit from share-based payment	—	—	—	—	5,508	—	—	—	5,508
Nonqualified stock option exercise	34	—	—	—	616	—	—	—	616
Restricted stock cancelled	(384)	(4)	—	—	(12,038)	—	—	—	(12,042)
Purchase of treasury stock	(3,636)	—	(474)	—	—	—	—	(121,059)	(121,059)
Conversion of shares	415	4	(415)	(4)	—	—	—	—	—
Balance, December 31, 2015	26,589	$370	16,554	$183	$1,076,415	$208,742	$(5,196)	$(294,249)	$986,265
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net income	$54,721	$50,918	$38,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchased credit impaired loans	(96,330)	(119,701)	(161,867)
Depreciation and amortization	17,907	18,769	20,843
Impairment of premises and equipments	1,525	—	—
Provision (reversal) for loan losses	2,346	(589)	14,118
Deferred income tax	25,180	32,181	26,964
Net amortization of investment securities premium/discount	5,865	8,606	12,091
Other than temporary impairment of investment	288	—	54
Net realized gains on sales of investment securities	(332)	(976)	(122)
Stock-based compensation expense	701	2,642	5,439
Net gains on sales of OREO	(2,116)	(4,555)	(3,482)
OREO valuation expense	5,516	10,901	22,034
Other	(24)	58	(5)
Net deferred loan origination fees	(6,988)	(6,334)	(3,120)
Losses (gains) on extinguishment of debt	1,438	—	(122)
Mortgage loans originated for sale	(168,476)	(144,761)	(173,435)
Proceeds from sales of mortgage loans originated for sale	167,712	151,387	182,101
Fees on mortgage loans originated and sold	(4,290)	(4,130)	(5,401)
FDIC indemnification asset expense	7,882	11,531	5,656
Gains on sales/disposals of premises and equipment	(803)	(22)	(447)
Gains on exchange of partnership interests	—	—	(1,536)
Net proceeds from FDIC loss share agreements	4,694	10,723	14,265
Change in other assets	(6,607)	(10,151)	2,047
Change in accrued expenses and other liabilities	(4,339)	(11,177)	4,493
Net cash provided by (used in) operating activities	5,470	(4,680)	(588)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(265,869)	(191,979)	(436,459)
Purchases of investment securities held-to-maturity	(110,126)	(44,143)	—
Sales of investment securities available-for-sale	108,557	216,861	225
Repayments of principal and maturities of investment securities available-for-sale	66,173	107,872	206,246
Repayments of principal and maturities of investment securities held-to-maturity	75,119	71,507	44,878
Net sales (purchases) of FHLB and FRB stock	24,920	(6,569)	(5,158)
Redemption of contingent value right	(17,162)	—	—
Net (increase) decrease in loans	(544,658)	(375,652)	262,564
Proceeds from sales of loans	—	10,002	—
Purchases of premises and equipment	(5,073)	(6,840)	(3,072)
Proceeds from sales of premises and equipment	2,202	139	7,490
Proceeds from sales of OREO	34,458	80,393	75,548

Net cash (used in) provided by investing activities	(631,459)	(138,409)	152,262
Cash flows from financing activities
Net increase (decrease) in demand, money market and savings accounts	276,492	98,834	(64,604)
Net increase (decrease) in time deposits	328,618	(28,797)	(623,201)
Net decrease in short-term borrowings	(10,997)	(1,442)	(16,658)
Prepayment of long-term repurchase agreements	(53,661)	—	—
Net increase in short-term FHLB advances	165,000	200,000	95,000
Decrease in long-term FHLB advances	(192)	(187)	(182)
Prepayments of long-term borrowings	—	—	(42,500)
Prepayment of subordinated debt	(3,393)	—	—
Excess tax benefit from share-based payment	5,508	1,603	—
Proceeds from exercise of stock options	616	—	—
Dividends paid	(4,382)	—	—
Purchases of treasury stock	(121,059)	(103,228)	(69,962)
Net cash provided by (used in) financing activities	582,550	166,783	(722,107)
Net (decrease) increase in cash and cash equivalents	(43,439)	23,694	(570,433)
Cash and cash equivalents at beginning of period	188,135	164,441	734,874
Cash and cash equivalents at end of period	$144,696	$188,135	$164,441

Supplemental disclosures of cash:
Interest paid	$26,257	$25,138	$31,509
Cash collections of contractual interest on purchased credit impaired loans	58,211	86,006	116,807
Income taxes paid	1,197	1,245	1,741
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers and acquisitions	$13,008	$34,970	$69,403
Transfer of available-for-sale securities to held-to-maturity securities	—	—	510,976
The accompanying notes are an integral part of these financial statements.

1. Summary of Significant Accounting Policies
Nature of Operations and Principles of Consolidation
Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in late 2009 in Delaware and headquartered in North Carolina whose business is conducted primarily through Capital Bank Corporation (the “Bank”; formerly known as Capital Bank, N.A.). The Company was incorporated with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. CBF has raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of its common stock. Since inception, CBF has acquired seven depository institutions, including the assets and certain deposits from failed banks. CBF has a total of 152 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia. Through its branches CBF offers a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
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
Use of Estimates and Assumptions
To prepare financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as presented in the financial statements. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.
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
Investment Securities and Other than Temporary Impairment
Investment securities which may be sold prior to maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost, periodically evaluated for impairment and are included in other assets on the balance sheets. Investment securities where the Company has both the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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

For non-PCI loans, the allowance for loan and lease losses is calculated by applying loss factors to outstanding loans. It is the Company’s policy to use loss factors based on historical loss experience which may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The Company has limited historical loss experience on newly originated loans and the historical loss information available relating to the portfolios of acquired loans is considered by management to be irrelevant to newly originated loans due to differences in underwriting criteria and loan type. Accordingly, the Company currently is utilizing loss rates from a peer group of comparable banks based on size, portfolio type and geography as the basis for determining loss factors to apply to any outstanding loans. The Company derives the loss factors for all segments from pooled loan loss factors. Such pooled loan loss factors are based on peer group historical net charges. Loan loss factors, which are used in determining the allowance, are adjusted quarterly primarily based upon the changes in the level of historical net charge offs and parameter updates by management. Management estimates probable incurred losses in the portfolio based on a historical loss look-back period. The look-back period is representative of management’s consideration of relevant historical loss experience.
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
Subsequent to initial recognition, the indemnification asset continues to be measured on the same basis as the related indemnified loans and other real estate owned "OREO" and is impacted by changes in estimated cash flows associated with these loans and foreclosed properties. Deterioration in expected cash flows of the loans are immediately recorded as an adjustment to the allowance for loan and lease losses and would correspondingly result in an increase in the indemnification asset, with the offset recorded through the consolidated statement of income. Improvements in the cash flows of the loans would first result in a reversal of any existing cumulative impairment and related valuation allowance and a corresponding decrease in the indemnification asset. Subsequent to the full reversal of any such valuation allowance, additional improvement in loan cash flows is reflected as an adjustment to yield that is accreted into income over the remaining term of the loans along with increased amortization of the indemnification asset. Such amortization is recognized over the shorter of a) the remaining term of the loans or b) the life of the shared loss agreements. Loss assumptions used for the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss sharing agreements.
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
Derivative Instruments and Hedging Activities
The Bank manages its interest rate risk position through the use of interest rate derivatives (also referred to as hedging instruments, hedging transactions, or hedges). It is the responsibility of the Board of Directors and our asset liability committee to establish an effective policy for the purpose of using derivatives consistent with the Bank’s underlying interest rate risk strategy, business objectives, level of risk tolerance (such as interest rate risk sensitivity policy limits), and financial capacity. Adherence to these requirements ensure that the Bank performs the proper due diligence prior to obtaining, designating and documenting the hedging instruments and the Bank is in compliance with all applicable laws and regulations and accounting principles generally accepted in the United States.

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Income Taxes
The provision for income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities are measured using the balance sheet method. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amount of balance sheet items and their corresponding tax values. Changes in the deferred tax assets and liabilities represent decreases and increases in the future tax liability due to changes in temporary differences and utilization of net operating loss carryforwards and tax credit carryforwards. Current recognition is given to changes in tax rates and laws.
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
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. As of December 31, 2015 and 2014, management considered the need for a valuation allowance and based upon its assessment of the evidence available at the time of the analysis, concluded that a valuation allowance was not necessary. In addition, management’s assessment of the need for a valuation allowance includes interpretations of tax laws, lapse of statute of limitations and changes in statutory and regulatory guidance. The Company is no longer subject to federal, state and local examinations by tax authorities for years before 2011.
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
Loss Contingencies, Contingent Value Rights and Loss Share Clawback Liabilities
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Current contingent value rights and FDIC loss share related clawback liabilities are recorded within accrued expenses and other liabilities and periodically remeasured, with any changes in measurement accounted for as non-interest expense. During the first quarter, the Bank completed the early redemption of Southern Community Contingent Valuation Rights (CVR). The accrual balance at December 31, 2015, 2014, and 2013, for the clawback liability was $1.5 million, $1.3 million, and $1.0 million, respectively.
Related Party Transactions
Certain of the directors and executive officers of Capital Bank Corporation, members of their immediate families and entities with which they are associated are deposit and loan customers of the Bank.
Total loans outstanding as of December 31, 2015 consisted of the following:

(Dollars in thousands)	2015
Balance, January 1	$13,062
New loans and advances	23,603
Repayments	(14,987)
Balance, December 31	$21,678

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Operating Segments
While the chief operating decision-makers monitor the revenue streams of the various products and services, the financial services operations are considered by management to be one reportable segment. Operations are managed and financial performance is evaluated on a Company-wide basis.
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2016-1, "Financial instruments—Overall (Subtopic 825-10)" which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. For public business entities, the amendments in ASU 2016-1 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-1 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In November 2015, the FASB issued ASU 2015-17, "Income taxes (Topic 740)" which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805) - Simplifying the Accounting for Measurement -Period Adjustments". The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-15, "Interest—Imputation of interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". The amendments in ASU 2015-15, adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-14, "Revenue from contracts with customers (Topic 606) - Deferral of the Effective Date". The amendments in ASU 2015-14 establish December 15, 2017 as the effective date of the information related to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The Company is currently evaluating ASU 2014-9 to determine the impact on its consolidated financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-3, "Interest - Imputation of interest" (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs". The amendments in ASU 2015-3 require that debt issuance costs related to a recognized

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in ASU 2015-3 are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures". The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments in ASU 2014-11 require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in ASU 2014-11 also require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The adoption of ASU 2014-11 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-9, "Revenue from Contracts with Customers (Topic 606)". The FASB and the International Accounting Standards Board (the “IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. As a result, the FASB created a new Topic 606, Revenue from Contracts with Customers, which completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies the performance obligation. The adoption of ASU 2014-9 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

(Shares in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Weighted average number of shares outstanding:
Basic	45,259	48,610	52,614
Dilutive effect of options outstanding	825	533	—
Dilutive effect of unvested restricted shares	395	726	879
Diluted	46,479	49,869	53,493
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Anti-dilutive stock options	10	11	3,041
Anti-dilutive unvested restricted shares	—	—	—

3. Business Combinations and Acquisitions
On November 22, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CommunityOne, pursuant to which CommunityOne will merge with and into CBF on the terms and subject to the conditions set forth in the CommunityOne Merger Agreement (the “Merger”). Under the terms of the Merger Agreement, CommunityOne shareholders may elect to receive as merger consideration, subject to proration, either (i) $14.25 in cash, without interest or (ii) 0.43 shares of our Class A common stock, with 85% of the shares of CommunityOne common stock to be converted into stock consideration and 15% of the shares of CommunityOne common stock to be converted into cash consideration. Subject to stockholder and regulatory approvals, and certain other closing conditions, the Merger is expected to close in the second quarter of 2016. As of December 31, 2015, CommunityOne reported total assets of $2.4 billion and net loans of $1.5 billion.

4. Investment Securities
Trading securities totaled $3.0 million and $2.4 million at December 31, 2015 and December 31, 2014, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2015 and December 31, 2014, are presented below:

(Dollars in thousands)	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate Bonds	$22,870	$112	$227	$22,755
Mortgage-backed securities—residential issued by government sponsored entities	614,176	1,376	4,415	611,137
Industrial revenue bonds	3,409	28	—	3,437
Total	$640,455	$1,516	$4,642	$637,329
Held-to-Maturity
U.S. Government agencies	$12,805	$230	$—	$13,035
Corporate bonds	70,059	—	401	69,658
State and political subdivisions—tax exempt	10,849	488	—	11,337
State and political subdivisions—taxable	528	17	—	545
Mortgage-backed securities—residential issued by government sponsored entities	378,264	3,107	812	380,559
Total	$472,505	$3,842	$1,213	$475,134

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$550,908	$3,127	$1,832	$552,203
Industrial revenue bonds	3,580	110	—	3,690
Total	$554,488	$3,237	$1,832	$555,893
Held-to-Maturity
U.S. Government agencies	$13,989	$230	$—	$14,219
Corporate bonds	25,000	163	—	25,163
State and political subdivisions—tax exempt	13,008	431	3	13,436
State and political subdivisions—taxable	537	26	—	563
Mortgage-backed securities—residential issued by government sponsored entities	384,428	5,626	56	389,998
Total	$436,962	$6,476	$59	$443,379

Proceeds from sales of securities were $108.6 million, $216.9 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Gross gains of $0.3 million, $1.1 million and $0.2 million were realized on sales of these investments during the years ended December 31, 2015, 2014 and 2013, respectively.
The estimated fair value of investment securities at December 31, 2015, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	December 31, 2015
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	—	—	—%
Due after ten years	26,279	26,192	2.52%
Mortgage-backed securities—residential issued by government sponsored entities	614,176	611,137	2.10%
Total	$640,455	$637,329	2.11%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—%
Due after one year through five years	19,157	19,272	4.40%
Due after five years through ten years	61,751	61,723	4.88%
Due after ten years	13,333	13,580	2.87%
Mortgage-backed securities—residential issued by government sponsored entities	378,264	380,559	2.39%
Total	$472,505	$475,134	2.81%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2015
Available-for-Sale
Corporate bonds	$8,237	$227	$—	$—	$8,237	$227
Mortgage-backed securities—residential issued by government sponsored entities	378,852	3,723	31,273	692	410,125	4,415
Total	$387,089	$3,950	$31,273	$692	$418,362	$4,642
Held-to-Maturity
U.S. Government agencies	$—	$—	$13,035	$351	$13,035	$351
Corporate bonds	$44,658	$401	$—	$—	$44,658	$401
Mortgage-backed securities—residential issued by government sponsored entities	143,368	1,691	143,147	3,298	286,515	4,989
Total	$188,026	$2,092	$156,182	$3,649	$344,208	$5,741

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2014
Available-for-Sale
Mortgage-backed securities—residential issued by government sponsored entities	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Total	$215,139	$1,596	$28,439	$236	$243,578	$1,832
Held-to-Maturity
State and political subdivisions—tax exempt	$896	$3	$—	$—	$896	$3
Mortgage-backed securities—residential issued by government sponsored entities	13,995	56	—	—	13,995	56
Total	$14,891	$59	$—	$—	$14,891	$59
The table below presents a rollforward of the other than temporary impairment credit losses recognized in earnings for the years ended December 31, 2015, 2014 and 2013:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance	$714	$714	$660
Additions/subtractions:
Credit losses recognized during the period	288	—	54
Ending balance	$1,002	$714	$714
During 2015, a correspondent bank in which we owned a cost method equity investment filed for bankruptcy protection. Accordingly, we recorded an other than temporary impairment of $288 thousand and completely wrote-off this investment which was acquired along with one of our legacy acquisitions.
As of December 31, 2015, the Company’s security portfolio consisted of 131 securities, 45 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

All of the mortgage-backed securities at December 31, 2015 and 2014 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015 or 2014.
Investment securities having carrying values of approximately $311.5 million and $339.0 million at December 31, 2015 and 2014, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

5. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Non-owner occupied commercial real estate	$866,392	$798,556
Other commercial construction and land	196,795	200,755
Multifamily commercial real estate	80,708	89,132
1-4 family residential construction and land	93,242	68,658
Total commercial real estate	1,237,137	1,157,101
Owner occupied commercial real estate	1,104,972	1,046,736
Commercial and industrial	1,309,704	1,073,791
Lease financing	1,256	2,005
Total commercial	2,415,932	2,122,532
1-4 family residential	1,017,791	925,698
Home equity loans	375,276	378,475
Other consumer loans	436,478	272,453
Total consumer	1,829,545	1,576,626
Other	150,102	143,960
Total loans	$5,632,716	$5,000,219
Total loans include $10.6 million and $5.5 million of 1-4 family residential loans held for sale and $17.1 million and $10.1 million of net deferred loan origination costs and fees as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, other loans include $42.8 million, $96.2 million and $1.3 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2014, other loans include $41.3 million, $76.9 million and $1.7 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired" or "PCI Loans”) and (ii) non-PCI loans. Loans originated or purchased by the Company (“New Loans”) and loans acquired through the purchase of CBKN, GRNB, SCMF and TIBB, are not subject to the loss sharing agreements and are classified as “non covered.” Additionally, certain consumer loans acquired through the acquisition of First National Bank of the South, Metro Bank and Turnberry Bank (collectively, the “Failed Banks”) from the FDIC, are specifically excluded from the loss sharing agreements.
Covered loans and OREO that were subject to the commercial shared-loss agreements which expired during the quarter ending September 30, 2015 were reclassified and are presented as non-covered. The commercial shared-loss agreements provided for FDIC loss sharing for five years and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010.
The Company designates loans as PCI by evaluating both qualitative and quantitative factors. At the time of acquisition, the Company accounted for the PCI loans by segregating each portfolio into loan pools with similar risk

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

characteristics. Over the lives of the acquired PCI loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at each balance sheet date, whether its estimates of the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased, such that the present value of such cash flows is less than the recorded investment of the pool, and if so, recognizes a provision for loan loss in its Consolidated Statement of Income, unless related to non-credit events.
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
The table below presents a roll forward of accretable yield and income expected to be earned related to PCI loans and the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the PCI loans. "Other" represents reductions of accretable yield due to non-credit events such as interest rate reductions on variable rate loans and prepayment activity.

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Accretable Yield
Balance at beginning of period	$292,633	$383,775	$553,348
New PCI loans purchased	—	—	—
Accretion of income	(96,330)	(119,701)	(161,867)
Reclassification from nonaccretable difference	91,870	71,626	84,203
Other	(79,329)	(43,067)	(91,909)
Balance at end of period	$208,844	$292,633	$383,775

Nonaccretable difference, balance at the end of the period	$138,725	$204,033	$286,272

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
For PCI loans, the impact of loan modifications is included in the evaluation of expected cash flows for subsequent decreases or increases of cash flows. For variable rate PCI loans, expected future cash flows will be recalculated as the rates adjust over the lives of the loans. At acquisition, the expected future cash flows were based on the rates that were in effect at that time.
Because of the loss protection provided by the FDIC, the risks of covered loans and foreclosed real estate are significantly different from those assets not covered under loss share agreements. Refer to Note 10 – Other Real Estate Owned for the covered balances of other real estate owned.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Non-covered Loans
The following is a summary of the major categories of non-covered loans outstanding as of December 31, 2015 and December 31, 2014:

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,754	196,672
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,053	1,237,014
Owner occupied commercial real estate	858,068	36,927	209,910	1,104,905
Commercial and industrial loans	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,039	2,415,865
1-4 family residential	733,349	32,194	211,361	976,904
Home equity loans	148,855	126,547	67,449	342,851
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	162,652	282,031	1,756,233
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$260,072	$1,020,961	$5,559,214

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$372,793	$58,552	$333,433	$764,778
Other commercial construction and land	66,817	161	123,398	190,376
Multifamily commercial real estate	47,765	12,327	24,377	84,469
1-4 family residential construction and land	58,046	—	9,742	67,788
Total commercial real estate	545,421	71,040	490,950	1,107,411
Owner occupied commercial real estate	745,728	38,122	215,059	998,909
Commercial and industrial loans	958,628	10,564	97,228	1,066,420
Lease financing	2,005	—	—	2,005
Total commercial	1,706,361	48,686	312,287	2,067,334
1-4 family residential	560,106	43,921	269,768	873,795
Home equity loans	103,644	152,797	82,121	338,562
Other consumer loans	261,935	4,647	5,772	272,354
Total consumer	925,685	201,365	357,661	1,484,711
Other	99,610	3,603	39,903	143,116
Total loans	$3,277,077	$324,694	$1,200,801	$4,802,572

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Covered Loans
The following is a summary of the major categories of covered loans outstanding as of December 31, 2015, and December 31, 2014:

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$—	$—
Other commercial construction and land	—	—	123	123
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	123	123
Owner occupied commercial real estate	—	—	67	67
Commercial and industrial loans	—	—	—	—
Lease financing	—	—	—	—
Total commercial	—	—	67	67
1-4 family residential	—	2,265	38,622	40,887
Home equity loans	—	24,890	7,535	32,425
Other consumer loans	—	—	—	—
Total consumer	—	27,155	46,157	73,312
Other	—	—	—	—
Total loans	$—	$27,155	$46,347	$73,502

(Dollars in thousands)	Non-PCI Loans
December 31, 2014	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$33,778	$33,778
Other commercial construction and land	—	—	10,379	10,379
Multifamily commercial real estate	—	—	4,663	4,663
1-4 family residential construction and land	—	—	870	870
Total commercial real estate	—	—	49,690	49,690
Owner occupied commercial real estate	—	—	47,827	47,827
Commercial and industrial loans	—	214	7,157	7,371
Lease financing	—	—	—	—
Total commercial	—	214	54,984	55,198
1-4 family residential	—	1,512	50,391	51,903
Home equity loans	—	30,473	9,440	39,913
Other consumer loans	—	—	99	99
Total consumer	—	31,985	59,930	91,915
Other	—	—	844	844
Total loans	$—	$32,199	$165,448	$197,647

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2015:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$1,406	$—	$1,406
Other commercial construction and land	48	—	—	—	186	—	234
Multifamily commercial real estate	—	—	—	—	88	—	88
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	48	—	—	—	1,680	—	1,728
Owner occupied commercial real estate	220	—	—	—	1,107	—	1,327
Commercial and industrial loans	185	—	—	—	923	—	1,108
Lease financing	—	—	—	—	—	—	—
Total commercial	405	—	—	—	2,030	—	2,435
1-4 family residential	233	—	—	—	1,183	37	1,453
Home equity loans	1,141	290	—	—	1,741	901	4,073
Other consumer loans	3,816	—	—	—	1,373	—	5,189
Total consumer	5,190	290	—	—	4,297	938	10,715
Other	—	—	—	—	—	—	—
Total loans	$5,643	$290	$—	$—	$8,007	$938	$14,878

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$1,744	$—	$—	$—	$1,744
Other commercial construction and land	934	—	3,768	—	—	—	4,702
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	934	—	5,512	—	—	—	6,446
Owner occupied commercial real estate	1,341	—	3,458	—	—	—	4,799
Commercial and industrial loans	205	—	1,735	—	—	—	1,940
Lease financing	—	—	—	—	—	—	—
Total commercial	1,546	—	5,193	—	—	—	6,739
1-4 family residential	2,011	351	1,962	1,245	—	—	5,569
Home equity loans	1,626	220	422	80	—	—	2,348
Other consumer loans	54	—	50	—	—	—	104
Total consumer	3,691	571	2,434	1,325	—	—	8,021
Other	—	—	41	—	—	—	41
Total loans	$6,171	$571	$13,180	$1,325	$—	$—	$21,247

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2014:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$534	$—	$534
Other commercial construction and land	31	—	—	—	233	—	264
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	31	—	—	—	767	—	798
Owner occupied commercial real estate	744	—	—	—	2,524	—	3,268
Commercial and industrial loans	70	—	—	—	1,654	66	1,790
Lease financing	—	—	—	—	—	—	—
Total commercial	814	—	—	—	4,178	66	5,058
1-4 family residential	357	—	—	—	1,284	69	1,710
Home equity loans	627	225	—	—	1,758	443	3,053
Other consumer loans	2,508	—	—	—	909	—	3,417
Total consumer	3,492	225	—	—	3,951	512	8,180
Other	30	—	—	—	10	—	40
Total loans	$4,367	$225	$—	$—	$8,906	$578	$14,076

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$1,314	$—	$4,036	$1,636	$—	$—	$6,986
Other commercial construction and land	2,789	—	9,928	2,696	—	—	15,413
Multifamily commercial real estate	249	—	1,392	—	—	—	1,641
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	4,352	—	15,356	4,332	—	—	24,040
Owner occupied commercial real estate	2,531	—	3,957	1,029	—	—	7,517
Commercial and industrial loans	240	—	4,485	92	—	—	4,817
Lease financing	—	—	—	—	—	—	—
Total commercial	2,771	—	8,442	1,121	—	—	12,334
1-4 family residential	3,480	352	5,251	2,010	—	—	11,093
Home equity loans	1,524	335	788	780	—	—	3,427
Other consumer loans	152	—	26	27	—	—	205
Total consumer	5,156	687	6,065	2,817	—	—	14,725
Other	2,012	—	—	—	—	—	2,012
Total loans	$14,291	$687	$29,863	$8,270	$—	$—	$53,111
*Pooled PCI loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

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

The following table summarizes loans, excluding PCI loans by internal rating at December 31, 2015:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$561,080	$1,154	$—	$1,406	$—	$563,640
Other commercial construction and land	110,710	—	22	186	—	110,918
Multifamily commercial real estate	57,011	—	—	88	—	57,099
1-4 family residential construction and land	89,152	—	1,152	—	—	90,304
Total commercial real estate	817,953	1,154	1,174	1,680	—	821,961
Owner occupied commercial real estate	880,806	6,843	6,239	1,107	—	894,995
Commercial and industrial loans	1,210,303	13,610	3,739	923	—	1,228,575
Lease financing	1,256	—	—	—	—	1,256
Total commercial	2,092,365	20,453	9,978	2,030	—	2,124,826
1-4 family residential	764,302	126	2,160	1,220	—	767,808
Home equity loans	295,726	55	1,869	2,642	—	300,292
Other consumer loans	431,884	—	—	1,373	—	433,257
Total consumer	1,491,912	181	4,029	5,235	—	1,501,357
Other	117,264	—	—	—	—	117,264
Total loans	$4,519,494	$21,788	$15,181	$8,945	$—	$4,565,408

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following table summarizes loans, excluding PCI loans by internal rating at December 31, 2014:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$429,126	$835	$850	$534	$—	$431,345
Other commercial construction and land	66,667	47	31	233	—	66,978
Multifamily commercial real estate	60,092	—	—	—	—	60,092
1-4 family residential construction and land	56,551	—	1,495	—	—	58,046
Total commercial real estate	612,436	882	2,376	767	—	616,461
Owner occupied commercial real estate	766,822	6,687	7,817	2,524	—	783,850
Commercial and industrial loans	963,273	2,235	2,178	1,720	—	969,406
Lease financing	2,005	—	—	—	—	2,005
Total commercial	1,732,100	8,922	9,995	4,244	—	1,755,261
1-4 family residential	601,738	283	2,165	1,353	—	605,539
Home equity loans	282,597	59	2,057	2,201	—	286,914
Other consumer loans	265,673	—	—	909	—	266,582
Total consumer	1,150,008	342	4,222	4,463	—	1,159,035
Other	102,730	473	—	10	—	103,213
Total loans	$3,597,274	$10,619	$16,593	$9,484	$—	$3,633,970

6. Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses for the years ended December 31, 2015, 2014 and 2013 is as follows:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Balance, beginning of period	$50,211	$56,851	$57,262
Provision (reversal) for loan losses for PCI loans	(3,121)	(9,044)	(1,923)
Provision for loan losses for non-PCI loans	5,467	8,455	16,041
PCI Loans charged off	(1,247)	—	—
Non-PCI loans charged-off	(8,880)	(9,202)	(18,723)
Recoveries of non-PCI loans previously charged-off	2,604	3,151	4,194
Balance, end of period	$45,034	$50,211	$56,851

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the roll forward of the allowance for loan and lease losses for the year ended December 31, 2015 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2014	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	December 31, 2015
Non-owner occupied commercial real estate	$2,022	$(496)	$72	$1,598
Other commercial construction and land	12,181	1,651	(913)	12,919
Multifamily commercial real estate	252	(66)	—	186
1-4 family residential construction and land	1,102	166	7	1,275
Total commercial real estate	15,557	1,255	(834)	15,978
Owner occupied commercial real estate	2,504	(789)	(210)	1,505
Commercial and industrial loans	9,502	421	(296)	9,627
Lease financing	—	—	—	—
Total commercial	12,006	(368)	(506)	11,132
1-4 family residential	15,451	(4,094)	(300)	11,057
Home equity loans	2,815	(667)	(295)	1,853
Other consumer loans	4,122	4,522	(3,893)	4,751
Total consumer	22,388	(239)	(4,488)	17,661
Other	260	1,698	(1,695)	263
Total loans	$50,211	$2,346	$(7,523)	$45,034
The following tables present the roll forward of the allowance for loan and lease losses for the year ended December 31, 2014 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2013	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	December 31, 2014
Non-owner occupied commercial real estate	$4,635	$(2,620)	$7	$2,022
Other commercial construction and land	8,217	4,088	(124)	12,181
Multifamily commercial real estate	320	(68)	—	252
1-4 family residential construction and land	1,558	(459)	3	1,102
Total commercial real estate	14,730	941	(114)	15,557
Owner occupied commercial real estate	4,450	(1,767)	(179)	2,504
Commercial and industrial loans	8,310	758	434	9,502
Lease financing	3	(3)	—	—
Total commercial	12,763	(1,012)	255	12,006
1-4 family residential	21,724	(6,245)	(28)	15,451
Home equity loans	3,869	466	(1,520)	2,815
Other consumer loans	2,682	4,531	(3,091)	4,122
Total consumer	28,275	(1,248)	(4,639)	22,388
Other	1,083	730	(1,553)	260
Total loans	$56,851	$(589)	$(6,051)	$50,211

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
The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the years ended December 31, 2015, 2014 and 2013, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended
	December 31, 2015
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	—	—	—
Other commercial construction and land	(9)	(1,085)	(1,094)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(9)	(1,085)	(1,094)
Owner occupied commercial real estate	(337)	—	(337)
Commercial and industrial loans	(745)	—	(745)
Lease financing	—	—	—
Total commercial	(1,082)	—	(1,082)
1-4 family residential	(376)	—	(376)
Home equity loans	(602)	—	(602)
Other consumer loans	(4,430)	(162)	(4,592)
Total consumer	(5,408)	(162)	(5,570)
Other	(2,381)	—	(2,381)
Total charge-offs	(8,880)	(1,247)	(10,127)
Recoveries:
Non-owner occupied commercial real estate	72	—	72
Other commercial construction and land	181	—	181
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	7	—	7
Total commercial real estate	260	—	260
Owner occupied commercial real estate	127	—	127
Commercial and industrial loans	449	—	449
Lease financing	—	—	—
Total commercial	576	—	576
1-4 family residential	76	—	76
Home equity loans	307	—	307
Other consumer loans	699	—	699
Total consumer	1,082	—	1,082
Other	686	—	686
Total recoveries	2,604	—	2,604
Net charge-offs	(6,276)	(1,247)	(7,523)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(353)	(143)	(496)
Other commercial construction and land	151	1,500	1,651
Multifamily commercial real estate	(66)	—	(66)
1-4 family residential construction and land	7	159	166
Total commercial real estate	(261)	1,516	1,255
Owner occupied commercial real estate	(581)	(208)	(789)
Commercial and industrial loans	211	210	421
Lease financing	—	—	—
Total commercial	(370)	2	(368)
1-4 family residential	(269)	(3,825)	(4,094)
Home equity loans	249	(916)	(667)
Other consumer loans	4,526	(4)	4,522
Total consumer	4,506	(4,745)	(239)
Other	1,592	106	1,698
Total provision (reversal) for loan and lease losses	5,467	(3,121)	2,346
Allowance for loan and lease losses at the end of the period	$20,546	$24,488	$45,034

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended
	December 31, 2014
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	(293)	—	(293)
Other commercial construction and land	(224)	—	(224)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	(6)	—	(6)
Total commercial real estate	(523)	—	(523)
Owner occupied commercial real estate	(211)	—	(211)
Commercial and industrial loans	(504)	—	(504)
Lease financing	—	—	—
Total commercial	(715)	—	(715)
1-4 family residential	(114)	—	(114)
Home equity loans	(1,740)	—	(1,740)
Other consumer loans	(3,745)	—	(3,745)
Total consumer	(5,599)	—	(5,599)
Other	(2,365)	—	(2,365)
Total charge-offs	(9,202)	—	(9,202)
Recoveries:
Non-owner occupied commercial real estate	300	—	300
Other commercial construction and land	100	—	100
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	9	—	9
Total commercial real estate	409	—	409
Owner occupied commercial real estate	32	—	32
Commercial and industrial loans	938	—	938
Lease financing	—	—	—
Total commercial	970	—	970
1-4 family residential	86	—	86
Home equity loans	220	—	220
Other consumer loans	654	—	654
Total consumer	960	—	960
Other	812	—	812
Total recoveries	3,151	—	3,151
Net charge-offs	(6,051)	—	(6,051)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(59)	(2,561)	(2,620)
Other commercial construction and land	334	3,754	4,088
Multifamily commercial real estate	10	(78)	(68)
1-4 family residential construction and land	(329)	(130)	(459)
Total commercial real estate	(44)	985	941
Owner occupied commercial real estate	(303)	(1,464)	(1,767)
Commercial and industrial loans	431	327	758
Lease financing	(3)	—	(3)
Total commercial	125	(1,137)	(1,012)
1-4 family residential	589	(6,834)	(6,245)
Home equity loans	1,761	(1,295)	466
Other consumer loans	4,603	(72)	4,531
Total consumer	6,953	(8,201)	(1,248)
Other	1,421	(691)	730
Total provision (reversal) for loan and lease losses	8,455	(9,044)	(589)
Allowance for loan and lease losses at the end of the period	$21,355	$28,856	$50,211

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended
	December 31, 2013
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$17,439	$39,823	$57,262
Charge-offs:
Non-owner occupied commercial real estate	(92)	—	(92)
Other commercial construction and land	(152)	—	(152)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(244)	—	(244)
Owner occupied commercial real estate	(1,060)	—	(1,060)
Commercial and industrial loans	(10,123)	—	(10,123)
Lease financing	—	—	—
Total commercial	(11,183)	—	(11,183)
1-4 family residential	(40)	—	(40)
Home equity loans	(1,630)	—	(1,630)
Other consumer loans	(2,999)	—	(2,999)
Total consumer	(4,669)	—	(4,669)
Other	(2,627)	—	(2,627)
Total charge-offs	(18,723)	—	(18,723)
Recoveries:
Non-owner occupied commercial real estate	(342)	—	(342)
Other commercial construction and land	1,251	—	1,251
Multifamily commercial real estate	41	—	41
1-4 family residential construction and land	28	—	28
Total commercial real estate	978	—	978
Owner occupied commercial real estate	286	—	286
Commercial and industrial loans	819	—	819
Lease financing	—	—	—
Total commercial	1,105	—	1,105
1-4 family residential	128	—	128
Home equity loans	388	—	388
Other consumer loans	570	—	570
Total consumer	1,086	—	1,086
Other	1,025	—	1,025
Total recoveries	4,194	—	4,194
Net charge-offs	(14,529)	—	(14,529)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	588	717	1,305
Other commercial construction and land	(1,708)	(3,885)	(5,593)
Multifamily commercial real estate	(53)	(16)	(69)
1-4 family residential construction and land	93	(279)	(186)
Total commercial real estate	(1,080)	(3,463)	(4,543)
Owner occupied commercial real estate	442	727	1,169
Commercial and industrial loans	10,262	(138)	10,124
Lease financing	3	—	3
Total commercial	10,707	589	11,296
1-4 family residential	277	5,619	5,896
Home equity loans	1,264	(4,823)	(3,559)
Other consumer loans	3,179	(150)	3,029
Total consumer	4,720	646	5,366
Other	1,694	305	1,999
Total provision (reversal) for loan and lease losses	16,041	(1,923)	14,118
Allowance for loan and lease losses at the end of the period	$18,951	$37,900	$56,851

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of December 31, 2015:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,282	$316	$463	$563,177	$302,752
Other commercial construction and land	—	1,735	11,184	—	110,918	85,877
Multifamily commercial real estate	—	59	127	—	57,099	23,609
1-4 family residential construction and land	—	753	522	—	90,304	2,938
Total commercial real estate	—	3,829	12,149	463	821,498	415,176
Owner occupied commercial real estate	—	1,338	167	3,858	891,137	209,977
Commercial and industrial loans	—	7,657	1,970	2,907	1,225,668	81,129
Lease financing	—	—	—	—	1,256	—
Total commercial	—	8,995	2,137	6,765	2,118,061	291,106
1-4 family residential	46	2,225	8,786	1,468	755,771	249,983
Home equity loans	12	581	1,260	1,573	298,719	74,984
Other consumer loans	17	4,608	126	423	432,834	3,221
Total consumer	75	7,414	10,172	3,464	1,487,324	328,188
Other	—	233	30	—	117,264	32,838
Total loans	$75	$20,471	$24,488	$10,692	$4,544,147	$1,067,308

(1)	Loans collectively evaluated for impairment include $284.8 million of acquired loans which are presented net of unamortized purchase discounts of $8.1 million.
The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of December 31, 2014:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,563	$459	$884	$430,461	$367,211
Other commercial construction and land	—	1,411	10,770	—	66,978	133,777
Multifamily commercial real estate	—	126	126	—	60,092	29,040
1-4 family residential construction and land	—	739	363	—	58,046	10,612
Total commercial real estate	—	3,839	11,718	884	615,577	540,640
Owner occupied commercial real estate	—	2,129	375	5,373	778,477	262,886
Commercial and industrial loans	—	7,742	1,760	5,075	964,331	104,385
Lease financing	—	—	—	—	2,005	—
Total commercial	—	9,871	2,135	10,448	1,744,813	367,271
1-4 family residential	—	2,840	12,611	1,709	598,314	320,159
Home equity loans	28	611	2,176	823	286,091	91,561
Other consumer loans	15	3,815	292	392	266,190	5,871
Total consumer	43	7,266	15,079	2,924	1,150,595	417,591
Other	—	336	(76)	—	103,213	40,747
Total loans	$43	$21,312	$28,856	$14,256	$3,614,198	$1,366,249

(1)	Loans collectively evaluated for impairment include $435.0 million of acquired loans which are presented net of unamortized purchase discounts of $14.7 million.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the years ended December 31, 2015 and 2014, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the allowance for loan and lease losses at December 31, 2015 and 2014. The Company had loans modified in TDRs with recorded investments of $3.6 million and $3.8 million for the years ended December 31, 2015 and 2014, respectively.
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
The loss sharing agreements consist of three (one for each Failed Bank) single-family shared-loss agreements and three (one for each Failed Bank) commercial and other loans shared-loss agreements. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010 for single-family residential loans. The commercial shared-loss agreements provide for FDIC loss sharing for five years and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. Covered loans and OREO subject to the commercial shared-loss agreements that expired during the quarter ending September 30, 2015, were $89.3 million and $6.9 million, respectively.
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)

Balance, December 31, 2012	$49,417
Indemnification asset income	2,245
Amortization of indemnification asset	(7,901)
Cash received on reimbursable losses	(10,151)
Balance, December 31, 2013	33,610

Indemnification asset expense	(2,066)
Amortization of indemnification asset	(9,465)
Cash received on reimbursable losses	(5,317)
Balance, December 31, 2014	16,762

Indemnification asset income	648
Amortization of indemnification asset	(8,530)
Cash received on reimbursable losses	(2,155)
Balance, December 31, 2015	$6,725

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

8. Premises and Equipment
The following is a summary of the cost and accumulated depreciation of premises and equipment:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	Estimated Useful Life
Land	$48,250	$50,690
Buildings and leasehold improvements	117,911	122,204	<1 to 40 years
Furniture, fixture and equipment	72,716	70,693	<1 to 40 years
Construction in progress	642	1,827
Premises and equipment, gross	239,519	245,414
Less: Accumulated depreciation	(80,370)	(72,238)
Premises and equipment, net	$159,149	$173,176

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $12.0 million, $13.4 million and $14.6 million, respectively.

The Company is obligated under operating leases for office and banking premises which expire in periods varying from six months to eighteen years. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $8.3 million, $9.6 million and $10.3 million, respectively. Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2015:

(Dollars in thousands)
Periods ending December 31,
2016	$7,498
2017	6,466
2018	5,526
2019	4,973
2020	4,615
Thereafter	16,143
Total	$45,221

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

9. Goodwill and Intangible Assets
Changes in goodwill during the years ended December 31, 2015, 2014 and 2013 consist of the following:

(Dollars in thousands)
Balance, December 31, 2012	131,987
Out of period adjustment goodwill	—
Balance, December 31, 2013	131,987
Out of period adjustment goodwill associated with GRNB	2,535
Balance, December 31, 2014	134,522
Out of period adjustment goodwill	—
Balance, December 31, 2015	$134,522

Goodwill is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company completed its annual goodwill impairment test as of July 1, 2015, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, banking industry and market conditions, key financial metrics and overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of its reporting unit was greater than its carrying amount and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary. As of December 31, 2015, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.
Changes in intangible assets during the years ended December 31, 2015, 2014 and 2013 are presented below:

(Dollars in thousands)	Core Deposit	Trade Names	Mortgage Servicing Rights
Balance, December 31, 2012	$28,043	$318	$275
Amortization	(4,992)	(201)	(78)
Balance, December 31, 2013	23,051	117	197
Amortization	(4,390)	(17)	(61)
Balance, December 31, 2014	18,661	100	136
Amortization	(3,766)	—	(31)
Balance, December 31, 2015	$14,895	$100	$105
All of the identified intangible assets are amortized as noninterest expense over their estimated useful lives which range from two to eight years, except for a trademark of $100 thousand with an indefinite useful life.
Estimated intangible asset amortization expense for each of the next five years is as follows:

(Dollars in thousands)
Periods ending December 31,
2016	$3,743
2017	3,666
2018	3,604
2019	2,763
2020	1,224
Total	$15,000

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

10. Other Real Estate Owned
The activity within OREO for the years ended December 31, 2015, 2014 and 2013 is presented in the table below. Ending balances for OREO covered by loss sharing agreements with the FDIC for these periods were $0.6 million, $15.7 million and $25.3 million, respectively. Non-covered OREO ending balances for these periods were $52.2 million, $61.9 million and $104.1 million, respectively.
For the year ended December 31, 2015, proceeds from sales of OREO were $34.5 million and net gains on sales were $2.1 million. For the year ended December 31, 2014, proceeds from sales of OREO were $80.4 million and net gains were $4.6 million. For the year ended December 31, 2013, proceeds from sales of OREO were $75.5 million and net gains were $3.5 million.

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Balance, beginning of period	$77,626	$129,396	$154,093
Real estate acquired from borrowers	13,008	34,970	69,403
Valuation allowances	(5,516)	(10,901)	(22,034)
Properties sold	(32,342)	(75,839)	(72,066)
Balance, end of period	$52,776	$77,626	$129,396

11. Time Deposits
At December 31, 2015, the scheduled contractual maturities of time deposits greater than $250 thousand are as follows:

(Dollars in thousands)
Years ending December 31,
2016	$61,231
2017	124,939
2018	20,696
2019	12,956
2020	9,086
Thereafter	—
Subtotal	228,908
Unamortized purchase accounting fair value premium	77
Total	$228,985

12. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase, cash collateral pledged for mark-to-market exposure on interest rate swaps and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at December 31, 2015 and 2014 were $11.6 million and $23.4 million and were collateralized by $22.9 million and 34.9 million, of agency mortgage-backed securities, respectively.
The Bank has $0.8 million of short term borrowings related to cash collateral that is pledged to the Company for the mark-to-market exposure on interest rate swaps.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at December 31, 2015 and 2014 provided for incremental borrowing availability of up to $416.9 million and $247.7 million, respectively.
At December 31, 2015 and 2014, the Bank had $25.4 million and $25.7 million in letters of credit issued by the FHLB respectively, of which $25.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida.
The advances as of December 31, 2015 and 2014 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2015	Maturity Date	Interest Rate as of December 31, 2015
$60,000	May 19, 2016	0.49%
40,000	November 25, 2016	0.40%	(1 Month FRC + 2 bps)*
426	November 6, 2017	0.50%
50,000	November 20, 2017	0.42%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.40%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.37%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.40%
150,000	August 11, 2020	0.44%
472	February 10, 2026	—%
$460,898

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2014	Maturity Date	Interest Rate as of December 31, 2014
$105,000	May 19, 2015	0.36%
40,000	November 25, 2016	0.25%	(1 Month FRC + 2 bps)*
578	November 6, 2017	0.50%
50,000	November 20, 2017	0.25%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.26%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.21%	(1 Month FRC + 2 bps)*
513	February 10, 2026	—%
$296,091
(*) FRC = FHLB Fixed Rate Credit interest rate.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

At December 31, 2015, the scheduled contractual maturities of FHLB advances are as follows:

(Dollars in thousands)
Years ending December 31,
2016	$100,000
2017	50,426
2018	50,000
2019	50,000
2020	210,000
Thereafter	472
Total	$460,898

13. Long-Term Borrowings
Structured repurchase agreements
During 2015, the Company prepaid $52.3 million of repurchase agreements assumed through the Company's legacy acquisitions. The Company recorded a $1.6 million loss on extinguishment of debt as a result of this prepayment.
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
Subordinated Debentures
Through its acquisitions of CBKN, GRNB, SCMF and TIBB, the Company assumed thirteen separate pooled offerings of trust preferred securities. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s Consolidated Financial Statements, but rather the subordinated debentures are presented as liabilities. The trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the trust, at their respective option after a period of time, and at varying premiums and sooner in specific events, subject to prior approval by the FRB, if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default.
The subordinated debentures as of December 31, 2015 and 2014 consisted of the following:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	December 31, 2015	December 31, 2014	Interest Rate as of December 31, 2015		Maturity Date
July 31, 2001	$5,000	$3,959	$3,900	3.91%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,764	2,699	3.91%	(3 Month LIBOR + 358 bps)	July 31, 2031
June 26, 2003	10,000	6,120	6,017	3.70%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,668	6,516	3.17%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	5,906	5,802	3.18%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,645	1,594	2.19%	(3 Month LIBOR + 168 bps)	June 28, 2035
December 22, 2005	10,000	4,731	4,607	1.91%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	6,884	6,668	2.05%	(3 Month LIBOR + 154 bps)	March 15, 2036
June 23, 2006	20,000	11,786	11,488	1.87%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	29,782	28,904	2.16%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,532	5,426	1.88%	(3 Month LIBOR + 143 bps)	September 6, 2037
	$151,000	$85,777	$83,621
Other Subordinated Debentures
On April 1, 2015, the Company prepaid a subordinated promissory note with a fixed interest rate of 10.0% due March 18, 2020 assumed through the acquisition of CBKN. The Company recorded a $0.1 million gain on extinguishment of debt as a result of this prepayment. The note had a carrying value of $3.5 million as of March 31, 2015 and December 31, 2014.
At December 31, 2015, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2016	$—	$—	$—
Due in 2017	—	—	—
Due in 2018	—	—	—
Due in 2019	—	—	—
Due in 2020	—	—	—
Thereafter	—	85,777	85,777
Total	$—	$85,777	$85,777

14. Employee Benefit Plans
The Company maintains the Capital Bank 401(k) Plan that covers all employees who are qualified as to age. An employee may contribute from 1% to 90% of eligible pretax salary subject to limitation under the Internal Revenue Code. The Company may make discretionary contributions to employees’ accounts on an annual basis to employees who are employed as of December 31. The amount of the match is determined annually by the Board of Directors and is subject to change. All employee and discretionary matching contributions are 100% vested. Discretionary matching contributions expensed for each of the years ended December 31, 2015, 2014 and 2013 were $0.2 million, $0.4 million and $0.4 million respectively. During 2013 and 2012 the SCMF and CBKN, GRNB and TIB plans were merged into the Company’s plan.
Prior to their acquisition by the Company, CBKN, GRNB, SCMF and TIBB maintained certain benefit plans for the benefit of their respective employees and directors. Upon acquisition of the companies, the Company assumed the accrued liabilities associated with these plans. The plans have been terminated and no deferrals were made in 2015 or 2014. The amounts accrued under these plans totaled $7.8 million and $6.7 million as of December 31, 2015 and 2014, respectively. The (income) expense related to the vested benefits was $0.1 million, $(0.8) million and $0.4 million for 2015, 2014 and 2013, respectively.
In 2013, the Company adopted the Capital Bank Financial Corp. Nonqualified Excess Plan, a nonqualified deferred compensation plan that provides highly compensated employees of the Company, including its executive officers, with the opportunity to elect to defer his or her base salary and performance-based compensation, which upon such election, will be credited to the applicable participant’s deferred compensation account. Each deferred compensation account will be invested in one or more investment funds made available by the Company and selected by the participant. The Company may make

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

discretionary contributions to the individual deferred compensation accounts, with the amount, if any, to be determined annually by the Company. All contributions, both by the participant and the Company, are fully vested at all times. Each deferred compensation account will be paid out in a lump sum upon a participant’s separation from service with the Company, unless another payment event has been elected in a timely manner by the participant. The amount deferred under this plan totaled $1.4 million and $0.7 million as of December 31, 2015 and 2014, respectively.
The Company owns life insurance policies which were purchased for former employees and directors covered by salary continuation agreements and director deferred compensation agreements. The cash surrender value of these policies totaled $56.0 million and $55.2 million at December 31, 2015 and 2014. Cash value income (net of related insurance premium expense) related to these policies totaled $2.0 million, $1.6 million and $1.6 million during 2015, 2014 and 2013, respectively.
The Company also has a non-contributory defined benefit pension plan which was assumed from Southern Community, covering substantially all employees of an acquired bank. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. The plan was frozen effective May 1, 2004. No contribution was required for the years ended December 31, 2015, and 2014 .
The unfunded status of the plan was $0.4 million at December 31, 2015. The end of year plan assets and benefit obligation were $1.0 million and $1.4 million, respectively at December 31, 2015.
15. Stock-Based Compensation
As of December 31, 2015, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Stock options	$288	$764	$571
Restricted stock	413	1,878	4,868
Total stock-based compensation expense	$701	$2,642	$5,439

Salaries and employee benefits	$701	$2,642	$5,439
Other expenses	—	—	—
Total stock-based compensation expense	$701	$2,642	$5,439
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.3 million, $1.0 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock options must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. No stock options were granted under these plans during the years ended December 31, 2015 or 2014.
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
The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the years ended December 31, 2013 and 2012 :

Years Ended
December 31, 2013
Dividend yield	—%
Risk-free interest rate	1.02%
Expected option life	5.75 years
Volatility	37%
Weighted average grant-date fair value of options granted	$6.52
ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the years ended December 31, 2015, 2014 and 2013, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended
	December 31, 2015		December 31, 2014		December 31, 2013
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,111	$20.26	3,124	$20.50	2,890	$21.39
Granted	—	—	—	—	264	18.00
Exercised	(34)	18.00	—	—	—	—
Canceled, expired or forfeited	(2)	351.04	(13)	80.99	(30)	83.28
Balance, December 31,	3,075	$20.12	3,111	$20.26	3,124	$20.50
At December 31, 2015, the weighted average remaining contractual life for outstanding stock options was approximately 4.62 years and the aggregate intrinsic value was $37.1 million for stock options both outstanding and exercisable each.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at December 31, 2015 were as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	202	7.39 years	$18.00	202	$18.00
$20.00	2,864	4.43 years	20.00	2,864	20.00
$28.44 - $2,026.00	9	2.62 years	104.61	9	104.61
$18.00 - $2,026.00	3,075	4.62 years	$20.12	3,075	$20.12
Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees prior to 2013 provided for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share; (2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target. The value of the restricted stock was amortized on a straight-line basis over the implied service periods. No restricted stock awards were granted under the 2013 Plan prior to December 31, 2015.
On May 21, 2013, 4,000 restricted stock awards were granted under the 2010 Plan. The fair value of the restricted stock was estimated to be equal to the closing stock price on the grant date.
On May 22, 2015, 405,129 restricted stock awards were vested upon achievement of the $28.00 stock price goal. The Company recognized $2.2 million in excess tax benefits related to the vesting of such awards.
On November 6, 2015, 405,124 restricted stock awards were vested upon achievement of the $32.00 stock price goal. The Company recognized $3.2 million in excess tax benefits related to the vesting of such awards.
The following table summarizes unvested restricted stock activity for the years ended December 31, 2015, 2014 and 2013:

	Years Ended
	December 31, 2015		December 31, 2014		December 31, 2013
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	810	$13.89	1,215	$14.28	1,211	$14.27
Granted	—	—	—	—	4	18.00
Vested or released	(426)	13.89	(405)	15.07	—	—
Canceled, expired or forfeited	(384)	—	—	—	—	—
Balance, December 31,	—	$—	810	$13.89	1,215	$14.28
Full Value Stock Awards
During 2015 and 2014, 10,164 and 11,880, respectively, shares of stock were granted to Directors under the 2013 Plan. The fair value of each stock award was estimated to be equal to the closing stock price on the date of the grant. The Company recognized the $0.3 million fair value of the stock awards in compensation expense on the grant date for each year.

16. Shareholders’ Equity and Minimum Regulatory Capital Requirements
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements results in certain discretionary and required actions by regulators that could have an effect on the Company’s operations. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 Common, Tier 1 risk-based and Total Risk-based ratios. At December 31, 2015 and 2014 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios and amounts for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$286,742	≥ 4.0%	$908,600	12.7%
Bank	$357,761	≥ 5.0%	$286,209	≥ 4.0%	$793,722	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$277,532	≥ 4.5%	$840,681	13.6%
Bank	$400,338	≥ 6.5%	$277,157	≥ 4.5%	$793,722	12.9%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$370,042	≥ 6.0%	$908,600	14.7%
Bank	$492,724	≥ 8.0%	$369,543	≥ 6.0%	$793,722	12.9%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$493,390	≥ 8.0%	$954,065	15.5%
Bank	$615,905	≥ 10.0%	$492,724	≥ 8.0%	$842,581	13.7%

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$261,445	≥ 4.0%	$933,335	14.3%
Bank	$326,050	≥ 5.0%	$260,840	≥ 4.0%	$881,395	13.5%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$207,370	≥ 4.0%	$933,335	18.0%
Bank	$310,245	≥ 6.0%	$206,830	≥ 4.0%	$881,395	17.0%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$414,740	≥ 8.0%	$987,535	19.1%
Bank	$517,074	≥ 10.0%	$413,660	≥ 8.0%	$935,455	18.1%
In August 2010, the Bank entered into an Operating Agreement with the Office of the Comptroller of the Currency (the “OCC Operating Agreement”). The OCC Operating Agreement required the Bank to maintain total capital equal to at least 12% of risk-weighted assets, Tier 1 capital equal to at least 11% of risk-weighted assets and a minimum leverage ratio of 10% (Tier 1 Capital ratio). On August 31, 2015, the OCC terminated this agreement and as a result the Bank is no longer subject to special de novo capital requirements and other restrictions.
As of December 31, 2015 and 2014, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The OCC Operating Agreement required prior approval from the OCC before paying a dividend to the Company. Subsequent to receiving approval from the OCC, the Company received dividends from the bank totaling $199.4 million, $56.0 million, and $105.0 million on January 30, 2015, July 15, 2014 and September 24, 2013, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule establishes an integrated regulatory capital framework and introduces the “Standardized Approach” for risk weighted assets, which replaced the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, the date the Company became subject to the new rules. Based on the Company's current capital composition and levels, the Company believes it is in compliance with the requirements as set forth in the final rules.
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purpose of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in-over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the capital conservation buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2015, our capital conservation buffer would be 5.7%; exceeding the 2.5% 2019 requirement.
The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirement, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as "well capitalized":" (i) a new common Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).
Dividend Program
The Company's board of directors approved a quarterly common dividend program commencing with a cash dividend of $0.10 per share declared and paid during the fourth quarter of 2015. Subsequent to year end, the Company declared a cash dividend of $0.10 per share on January 28, 2016, paid on February 22, 2016, to shareholders of record as of February 8, 2016.
Share Repurchases
Through 2015, the Company’s Board of Directors authorized stock repurchase plans of up to $300.0 million. In January 2016, the board of directors authorized a new $100.0 million repurchase program. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the year ended December 31, 2015, the Company repurchased $121.1 million, or 4,110,661 common shares at an average price of $29.45 per share. As of December 31, 2015, the Company has repurchased a total of $294.2 million, or 12,196,360 common shares at an average price of $24.13 per share with $5.8 million of remaining availability under the then current stock repurchase program.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheets and statement of changes in shareholders’ equity.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

17. Income Taxes
Income tax expense for the years ended December 31, 2015, 2014 and 2013 was as follows:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Current income tax expense (benefit):
Federal	$4,028	$(2,629)	$—
State	1,901	2,024	376
Total	5,929	(605)	376

Deferred income tax expense:
Federal	22,938	29,291	23,260
State	2,242	2,005	3,734
Total	25,180	31,296	26,994

Total income tax expense	$31,109	$30,691	$27,370

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the years ended December 31, 2015, 2014 and 2013 is as follows:

(Dollars in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income before income taxes	$85,830	$81,609	$66,214
Income taxes computed at Federal statutory tax rate	30,041	28,563	23,175
Effect of:
State taxes (net of federal benefit)	2,923	2,720	2,532
State statutory rate change	33	421	1,545
Tax-exempt interest income, net	(1,099)	(1,247)	(681)
Contingent value right expense	(118)	597	1,192
Other, net	(671)	(363)	(393)
Total income tax expense	$31,109	$30,691	$27,370

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The composition of the net deferred tax asset as of December 31, 2015 and 2014 is as follows:

(Dollars in thousands)
	December 31, 2015	December 31, 2014
Deferred tax assets:
Loan basis differences	$30,539	$35,590
Net operating loss and AMT carryforwards	42,759	33,937
OREO basis differences	21,221	43,724
Allowance for loan and lease losses	17,113	19,151
Stock based compensation	6,560	10,821
Employee compensation and retirement benefits	2,523	2,515
Goodwill	8,515	1,605
CD premium	3,493	6,888
Net unrealized losses on AFS investments securities	4,038	3,171
Other	2,701	3,197
Total deferred tax assets	139,462	160,599

Deferred tax liabilities:
FDIC indemnification asset	(2,556)	(6,393)
Other intangibles	(886)	(1,595)
Depreciation	(4,141)	(1,219)
Borrowings	(15,074)	(12,969)
Deferred loan costs	(9,944)	(5,730)
Other	(1,545)	(3,069)
Total gross deferred tax liabilities	(34,146)	(30,975)

Net deferred tax asset	105,316	129,624
Valuation allowance	—	—
Net deferred tax asset	$105,316	$129,624

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
A negative factor that management considered was the severe losses incurred by the acquired institutions as a result of the severe recession and significant decline in real estate values in their local markets. In addition, Section 382 of the Internal Revenue Code limits the ability of the Company to utilize net operating losses and deduct built in losses for income tax purposes. The Company appropriately considers these limitations and has taken them into account in calculating the net deferred tax assets. These factors represent the most significant positive and negative evidence that management considered in concluding that no valuation allowance was necessary at December 31, 2015 and 2014. The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, New York, South and North Carolina and Tennessee.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

During 2013, changes in certain statutory rates were enacted into law, which reduced the Company's expected state income tax rate. As a result, the Company recorded a $1.5 million charge to income tax expense.
At December 31, 2015 and 2014 the company had $107.7 million and $91.1 million of gross federal net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to annual cumulative limitation of $10.9 million. At December 31, 2015 and 2014 the company had $100.1 million of gross state net operating loss carryforwards.
At December 31, 2015 and 2014, the Company had no material unrecognized tax benefits and no material amounts recorded for uncertain tax positions.

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
The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2015 is as follows :

(Dollars in thousands)	Fixed Rate	Variable Rate	Total
Commitments to make loans	$14,483	$20,704	$35,187
Unfunded commitments under lines of credit	273,467	873,368	1,146,835
Total	$287,950	$894,072	$1,182,022
Commitments to make loans are made for periods ranging from 30 days to 90 days. As of December 31, 2015, the fixed rate loan commitments have interest rates ranging from 3.3% to 8.0%, and specific loan maturities ranging from 1 year to 10 years.
As of December 31, 2015 the Bank was subject to performance letters of credit totaling $29.9 million and financial letters of credit totaling $36.7 million.

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
As of December 31, 2015, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.
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
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of December 31, 2015, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,013	$—	$3,013	$—
Available-for-sale securities:
Mortgage-backed securities—residential	611,137	—	611,137	—
Industrial revenue bonds	3,437	—	—	3,437
Corporate bonds	22,755	—	22,755	—
Available-for-sale securities	$637,329	$—	$633,892	$3,437
Gross asset value of derivatives	$933	$—	$933	$—
Liabilities
Gross liability value of derivatives	$110	$—	$110	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2015.

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

The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended and held at December 31, 2015:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2015	$3,690
Principal reduction	(170)
Included in other comprehensive income	(83)
Ending balance, December 31, 2015	$3,437

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended and held at December 31, 2014:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2014	$3,859
Principal reduction	(170)
Included in other comprehensive income	1
Ending balance, December 31, 2014	$3,690

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,437	Discounted cash flow	Discount rate	3.75% - 3.78%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,690	Discounted cash flow	Discount rate	3.5%-3.6%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$34,645
Other repossessed assets	—	375	—
Impaired loans	—	—	254
Other real estate owned measured at fair value as of December 31, 2015 had a carrying amount of $42.6 million, less valuation allowances totaling $7.9 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

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
Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$34,645	Fair value of property	Appraised value less cost to sell	7.86%
Impaired loans	254	Fair value of collateral	Appraised value less cost to sell	7.29%

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$66,048	Fair value of property	Appraised value less cost to sell	7.86%
Impaired loans	754	Fair value of collateral	Appraised value less cost to sell	7.60%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
December 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$144,696	$144,696	$144,696	$—	$—
Trading securities	3,013	3,013	—	3,013	—
Investment securities available-for-sale	637,329	637,329	—	633,892	3,437
Investment securities held-to-maturity	472,505	475,134	—	475,134	—
Loans, net	5,587,682	5,636,518	—	10,569	5,625,949
FDIC indemnification asset	6,725	6,725	—	—	6,725
Receivable from FDIC	678	678	—	678	—
Other earning assets (1)	25,736	25,736	—	—	25,736
Gross asset value of derivatives	933	933	—	933	—
Total financial assets	$6,879,297	$6,930,762	$144,696	$1,124,219	$5,661,847
Financial Liabilities
Non-contractual deposits	$4,112,892	$4,112,892	$—	$4,112,892	$—
Contractual deposits	1,747,318	1,735,587	—	1,735,587	—
Federal Home Loan Bank advances	460,898	461,128	—	461,128	—
Short-term borrowings	12,410	12,410	—	12,410
Subordinated debentures	85,777	92,517	—	—	92,517
Gross liability value of derivatives	110	110	—	110	—
Total financial liabilities	$6,419,405	$6,414,644	$—	$6,322,127	$92,517

(Dollars in thousands)	Fair Value Measurement
December 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$188,135	$188,135	$188,135	$—	$—
Trading securities	2,410	2,410	—	2,410	—
Investment securities available-for-sale	555,893	555,893	—	552,203	3,690
Investment securities held-to-maturity	436,962	443,379	—	443,379	—
Loans, net	4,950,008	5,058,352	—	5,516	5,052,836
FDIC indemnification asset	16,762	16,762	—	—	16,762
Receivable from FDIC	3,661	3,661	—	3,661	—
Other earning assets (2)	50,943	50,943	—	—	50,943
Gross asset value of derivatives	4	4	—	4	—
Total financial assets	$6,204,778	$6,319,539	$188,135	$1,007,173	$5,124,231
Financial Liabilities
Non-contractual deposits	$3,836,400	$3,836,400	$—	$3,836,400	$—
Contractual deposits	1,418,700	1,415,122	—	1,415,122	—
Federal Home Loan Bank advances	296,091	296,038	—	296,038	—
Short-term borrowings	23,407	23,407	—	23,407	—
Long-term borrowings	52,526	54,235	—	—	54,235
Subordinated debentures	87,155	97,913	—	—	97,913
Gross liability value of derivatives	26	26	—	26	—
Total financial liabilities	$5,714,305	$5,723,141	$—	$5,570,993	$152,148

(1) Includes Federal Home Loan Bank stock.
(2) Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stocks.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Reserve, Federal Home Loan Bank stock, FDIC indemnification asset and correspondent banks’ stocks due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan and lease losses. The methods used to estimate fair value of loans do not necessarily represent an exit price. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance sheet items that include commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

20. Derivative Instruments and Hedging Activities
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
During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest income from amounts reported in accumulated comprehensive income. During the year ended December 31, 2015, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The forward loan sales derivative contracts are not designated as hedging instruments and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the year ended December 31, 2015, the Company recorded $36 thousand in non-interest income and $25 thousand in non-interest expense as a result of changes in fair value of derivatives. For the year ended December 31, 2014, the company recorded $1.7 million in non-interest income and $118 thousand in non-interest expense as a result of changes in fair value of forward loan sales contracts.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's balance sheet is presented below:

(Dollars in thousands)			December 31, 2015		December 31, 2014
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets derivatives
Derivatives designated as hedging instruments
Interest rate swaps	3	Other assets	$893	$165,000	$—	$—
Derivatives not designated as hedging instruments
Forward loan sales contracts	36	Other assets	40	6,967	4	1,640
Total assets derivatives			$933	$171,967	$4	$1,640

Liabilities derivatives
Derivatives designated as hedging instruments
Interest rate swaps	1	Other liabilities	$108	$70,000	$—	$—
Derivatives not designated as hedging instruments
Forward loan sales contracts	2	Other liabilities	2	1,213	26	7,578
Total liability derivatives			$110	$71,213	$26	$7,578

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the year ended December 31, 2015:

(Dollars in thousands)	Year Ended December 31, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$2,915	Interest income	$2,129	N/A	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2015:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets:
Interest rate swaps	$893	$—	$893	$—	$780	$113
Total	$893	$—	$893	$—	$780	$113

Offsetting of derivative liabilities:
Interest rate swaps	$108	$—	$108	$—	$—	$108
Total	$108	$—	$108	$—	$—	$108

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain its status as a well capitalized institution, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.
As of December 31, 2015, there was one derivative in a $108 thousand net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. These collateral levels are based on the credit rating of the Company and its counterparties.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

21. Condensed Financial Information about Capital Bank Financial Corp.
The Condensed Balance Sheets as of December 31, 2015 and 2014 and Income Statements and Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013 for Capital Bank Financial Corp. (parent only) are as follow:

Condensed Balance Sheets
(Parent only)

(Dollars in thousands)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$95,288	$54,780
Investment in Bank subsidiary	967,491	1,107,652
Investment in other subsidiaries	4,687	4,696
Note receivable from subsidiary	3,405	3,393
Other assets	22,985	16,213
Total Assets	$1,093,856	$1,186,734

Liabilities and Shareholders’ Equity
Long-term borrowings[1]	$90,453	$91,831
Accrued expenses and other liabilities	17,138	31,329
Shareholder's equity	986,265	1,063,574
Total Liabilities and Shareholders’ Equity	$1,093,856	$1,186,734

Condensed Statements of Income
(Parent only)
	Years Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Operating income
Interest income	$855	$515	$463
Dividend income from subsidiary[2]	199,437	56,113	106,023
Legal settlement	—	—	400
Total operating income	200,292	56,628	106,886
Operating expense
Salaries and benefits including stock-based compensation	1,162	3,093	5,846
Interest expense	5,802	5,854	7,061
Gains on extinguishment of debt	(136)	—	(122)
Contingent value right expense	120	1,706	2,833
Other expense	3,465	3,131	3,811
Total operating expense	10,413	13,784	19,429
Income before income tax benefit and equity in undistributed earnings of subsidiaries	189,879	42,844	87,457
Income tax benefit	3,631	4,598	5,998
Income before equity in undistributed earnings of subsidiaries	193,510	47,442	93,455
Undistributed equity of subsidiaries, net of tax	(138,789)	3,476	(54,611)
Net income	$54,721	$50,918	$38,844

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(Parent only)
	Years Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net income	$54,721	$50,918	$38,844
Equity in income from subsidiaries	138,789	(3,476)	54,287
Stock-based compensation expense	701	2,642	5,439
Decrease in net income tax obligation	(3,305)	(2,856)	(6,002)
Change in other assets	55	44	153
Change in accrued expenses and other liabilities	(10,581)	(807)	4,535
Net cash provided by operating activities	180,380	46,465	97,256
Cash flows from investing activities
Redemption of contingent value rights	(17,162)	—	—
Net cash used in investing activities	(17,162)	—	—
Cash flows from financing activities
Purchase of treasury stock	(121,059)	(103,227)	(69,962)
Repayments of advances from subsidiaries	—	—	(42,797)
Prepayment of subordinated debt	(3,393)	—	—
Excess tax benefit from share-based payment	5,508	1,603	—
Proceeds from exercise of stock options	616	—	—
Cash in lieu of fractional shares	—	—	(2)
Dividends paid	(4,382)	—	—
Net cash used in financing activities	(122,710)	(101,624)	(112,761)
Net increase (decrease) in cash and cash equivalents	40,508	(55,159)	(15,505)
Cash and cash equivalents at beginning of period	54,780	109,939	125,444
Cash and cash equivalents at end of period	$95,288	$54,780	$109,939

1 Refer to note 13. Long-Term Borrowings for a maturity schedule of long-term borrowings.
2 Refer to note 16. Shareholders' Equity and Minimum Regulatory Capital requirements for dividends to the Company by its subsidiary Capital Bank.

22. Supplemental Financial Data
Components of other expense in excess of 1.0% of total interest and non-interest income are as follows:

	Years Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Amortization of intangibles	$3,732	$4,303	$5,082
Postage, courier and armored car	3,281	3,468	3,845

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

23. Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results for 2015 and 2014:

(Dollars in thousands)	Year Ended December 31, 2015				Year Ended December 31, 2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest and dividend income	$69,553	$68,718	$67,311	$66,046	$67,750	$67,643	$66,846	$68,543
Net interest income	62,078	61,637	60,685	59,729	61,351	61,425	60,831	62,453
Provision (reversal) for loan and lease losses	1,089	799	1,299	(841)	(637)	(1,332)	1,404	(24)
Net income	15,021	15,321	12,990	11,389	13,836	13,243	12,425	11,414
Basic earnings per common shares	$0.35	$0.34	$0.28	$0.25	$0.29	$0.28	$0.25	$0.23
Diluted earnings per common shares	$0.34	$0.33	$0.28	$0.24	$0.29	$0.27	$0.25	$0.22

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

(b)	Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (the “COSO Criteria”). Based on management’s evaluation under the COSO Criteria, the Company’s management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2015.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION
None.

PART III
ITEM 10: DIRECTORS, EXCECUTIVE OFFICERS AND CORPORTE GOVERNACE
The information set forth under the captions “Information about the Board of Directors and Their Committees” and “Executive Officers” under the caption “Election of Directors”, “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company’s 2016 Annual Shareholders Meeting is incorporated herein by reference.
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

ITEM 11: EXECUTIVE COMPENSATION
The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Compensation of Directors” in the Proxy Statement to be utilized in connection with the Company’s 2016 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS
The information contained under the captions “Management and Principal Shareholders” and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company’s 2016 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information contained under the captions “Director Independence” under “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement to be utilized in connection with the Company’s 2016 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the caption “Independent Registered Certified Public Accountants” in the Proxy Statement to be utilized in connection with the Company’s 2016 Annual Shareholders Meeting is incorporated herein by reference.

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

2.1
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of First National Bank of the South, Spartanburg, South Carolina, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.2
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Metro Bank of Dade County, Miami, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.3
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Turnberry Bank, Aventura, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

2.4
Agreement of Merger of TIB Bank with and into NAFH National Bank, by and between NAFH National Bank and TIB Bank, dated as of April 27, 2011 (incorporated by reference to Exhibit 2.1 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 3, 2011)

2.5
Agreement of Merger of Capital Bank with and into NAFH National Bank, by and between NAFH National Bank and Capital Bank, dated as of June 30, 2011 (incorporated by reference to Exhibit 2.1 to Capital Bank Corporation's Current Report on Form 8-K filed with the SEC on July 7, 2011)

2.6
Agreement and Plan of Merger of GreenBank with and into Capital Bank, National Association, by and between GreenBank and Capital Bank, National Association, dated as of September 7, 2011 (incorporated by reference to Exhibit 2.9 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.7
Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 8, 2011 (incorporated by reference to Appendix A to the prospectus forming a part of North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.8
Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc. on September 1, 2011 (incorporated by reference to Exhibit 2.2 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.9
Agreement and Plan of Merger, by and between North American Financial Holdings, Inc. and Capital Bank Corporation, dated September 1, 2011 (incorporated by reference to Exhibit 2.3 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

2.10
Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated March 26, 2012 (incorporated by reference to Exhibit 2.10 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

2.11
Amendment No. 1 to Agreement and Plan of Merger by and between Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated as of June 25, 2012 (incorporated by reference to Exhibit 2.11 to our Registration Statement on Form S-1 (File No. 333-182453) filed with the SEC on June 29, 2012)

2.12
Amendment No. 2 to the Agreement and Plan of Merger by and among Southern Community Financial Corporation, Capital Bank Financial Corp. and Winston 23 Corporation, dated as of September 25, 2012 (incorporated by reference to Exhibit 2.3 to our Current report on Form 8-K filed with the SEC on October 5, 2012)

2.13
Agreement and Plan of Merger by and between Capital Bank Financial Corp. and CommunityOne Bancorp, dated as of November 22, 2015 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2015)

3.1
Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)

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

10.23	Capital Bank Financial Corp. 2013 Omnibus Compensation Plan (incorporated by reference to Appendix A to our 2013 Proxy Statement filed with the SEC on April 12, 2013)†

10.24	Form of Restricted Stock Award Agreement, filed as exhibit 10.1 to our Current report on Form 8-K filed on February 5, 2016, is incorporated by reference herein.†

10.24	Form of Nonqualified Stock Option Agreement, filed as exhibit 10.2 to our Current report on Form 8-K filed on February 5, 2016, is incorporated by reference herein.†

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe Horwath LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer's certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer's certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer's certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer's certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CAPITAL BANK FINANCIAL CORP.

Date:	February 26, 2016	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	February 26, 2016	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2016.

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