Form 10-Q
period 2016-03-31
Capital Bank Financial Corp.
filed 2016-05-04
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

Class A Voting Common Stock, $0.01 Par Value	26,635,965
Class B Non-Voting Common Stock, $0.01 Par Value	16,553,429
Class	Outstanding as of April 30, 2016

CAPITAL BANK FINANCIAL CORP.
FORM 10-Q
For the quarter ended March 31, 2016

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$88,802	$87,985
Interest-bearing deposits in other banks	93,218	56,711
Total cash and cash equivalents	182,020	144,696
Trading securities	3,418	3,013
Investment securities available-for-sale at fair value (amortized cost $657,631 and $640,455, respectively)	663,925	637,329
Investment securities held-to-maturity at amortized cost (fair value $467,372 and $475,134, respectively)	460,483	472,505
Loans held for sale	8,070	10,569
Loans, net of deferred loan costs and fees	5,626,887	5,622,147
Less: Allowance for loan and lease losses	45,263	45,034
Loans, net	5,581,624	5,577,113
Other real estate owned	48,505	52,776
FDIC indemnification asset	—	6,725
Receivable from FDIC	—	678
Premises and equipment, net	157,131	159,149
Goodwill	134,522	134,522
Intangible assets, net	14,166	15,100
Deferred income tax asset, net	95,363	105,316
Other assets	130,571	129,988
Total Assets	$7,479,798	$7,449,479
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,190,831	$1,121,160
Interest bearing demand	1,402,342	1,382,732
Money market	1,262,581	1,190,121
Savings	420,073	418,879
Time deposits	1,663,906	1,747,318
Total deposits	5,939,733	5,860,210
Federal Home Loan Bank advances	400,849	460,898
Short-term borrowings	16,200	12,410
Long-term borrowings	86,328	85,777
Accrued expenses and other liabilities	39,695	43,919
Total liabilities	6,482,805	6,463,214

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 37,207 issued and 26,635 outstanding and 37,012 issued and 26,589 outstanding, respectively.	372	370
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,327 issued and 16,554 outstanding and 18,327 issued and 16,554 outstanding, respectively.	183	183
Additional paid in capital	1,076,931	1,076,415
Retained earnings	214,268	208,742
Accumulated other comprehensive income (loss)	3,878	(5,196)
Treasury stock, at cost, 12,345 and 12,196 shares, respectively	(298,639)	(294,249)
Total shareholders’ equity	996,993	986,265
Total Liabilities and Shareholders’ Equity	$7,479,798	$7,449,479
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended
	March 31, 2016	March 31, 2015
Interest and dividend income
Loans, including fees	$62,653	$60,259
Investment securities:
Taxable interest income	6,287	4,913
Tax-exempt interest income	120	140
Dividends	13	13
Interest-bearing deposits in other banks	84	33
Other earning assets	315	688
Total interest and dividend income	69,472	66,046
Interest expense
Deposits	6,062	4,410
Long-term borrowings	1,511	1,725
Federal Home Loan Bank advances	518	175
Other borrowings	14	7
Total interest expense	8,105	6,317
Net Interest Income	61,367	59,729
Provision (reversal) for loan and lease losses	1,375	(841)
Net interest income after provision (reversal) for loan and lease losses	59,992	60,570
Non-Interest Income
Service charges on deposit accounts	4,811	4,705
Debit card income	3,086	2,964
Fees on mortgage loans originated and sold	971	1,147
Investment advisory and trust fees	497	1,006
FDIC indemnification asset expense	—	(2,439)
Termination of loss share agreements	(9,178)	—
Investment securities gains (losses), net	40	90
Other income	2,339	2,447
Total non-interest income	2,566	9,920
Non-Interest Expense
Salaries and employee benefits	22,162	23,881
Stock-based compensation expense	317	284
Net occupancy and equipment expense	7,703	8,129
Computer services	3,575	3,397
Software expense	2,036	2,142
Telecommunication expense	1,532	1,380
OREO valuation expense	467	1,390
Net gains on sales of OREO	(679)	(7)
Foreclosed asset related expense	285	674
Loan workout expense	244	623
Conversion and merger related expense	1,687	—
Professional fees	1,612	1,734
Contingent value right expense	—	116
Regulatory assessments	1,275	1,695
Restructuring charges, net	142	2,341
Other expense	4,580	4,868
Total non-interest expense	46,938	52,647
Income before income taxes	15,620	17,843
Income tax expense	5,780	6,454
Net income	$9,840	$11,389

Earnings per share:
Basic	$0.23	$0.25
Diluted	$0.22	$0.24

Weighted average shares outstanding:
Basic	43,063	46,294
Diluted	43,904	47,632
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Net Income	$9,840	$11,389
Other comprehensive income before tax:
Unrealized holding gains on investment securities available-for-sale	9,419	5,617
Reclassification adjustment for gains realized in net income on securities available-for-sale	—	(51)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	337	363
Unrealized holding gains on cash flow hedges	5,526	803
Reclassification adjustments for net gains included in net income on cash flow hedges	(644)	(108)
Other comprehensive income, before tax:	14,638	6,624
Tax effect	(5,564)	(2,526)
Other comprehensive income, net of tax:	9,074	4,098
Comprehensive income	$18,914	$15,487
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2015	26,589	$370	16,554	$183	$1,076,415	$208,742	$(5,196)	$(294,249)	$986,265
Net income	—	—	—	—	—	9,840	—	—	9,840
Dividends paid	—	—	—	—	—	(4,314)	—	—	(4,314)
Other comprehensive loss, net of tax expense of $5,564	—	—	—	—	—	—	9,074	—	9,074
Stock-based compensation	—	—	—	—	317	—	—	—	317
Restricted stock grants	184	2	—	—	—	—	—	—	2
Nonqualified stock option exercise	10	—	—	—	199	—	—	—	199
Purchase of treasury stock	(148)	—	—	—	—	—	—	(4,390)	(4,390)
Balance, March 31, 2016	26,635	$372	16,554	$183	$1,076,931	$214,268	$3,878	$(298,639)	$996,993

Balance, December 31, 2014	30,150	$370	17,443	$187	$1,081,628	$158,403	$(3,824)	$(173,190)	$1,063,574
Net income	—	—	—	—	—	11,389	—	—	11,389
Other comprehensive income, net of tax expense of $2,526	—	—	—	—	—	—	4,098	—	4,098
Stock-based compensation	—	—	—	—	284	—	—	—	284
Purchase of treasury stock	(487)	—	(474)	—	—	—	—	(24,996)	(24,996)
Conversion of shares	374	3	(374)	(3)	—	—	—	—	—
Balance, March 31, 2015	30,037	$373	16,595	$184	$1,081,912	$169,792	$274	$(198,186)	$1,054,349

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income	$9,840	$11,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchased credit impaired loans	(20,843)	(24,840)
Depreciation and amortization	4,223	4,655
Impairment of premises and equipment	—	1,525
Provision (reversal) for loan and lease losses	1,375	(841)
Deferred income tax	4,389	6,015
Net amortization of investment securities premium/discount	1,123	1,663
Net realized gains on investment securities	(40)	(90)
Stock-based compensation expense	317	284
Net gains on sales of OREO	(679)	(7)
OREO valuation expense	467	1,390
Other	(6)	2
Net deferred loan origination fees	1,105	(839)
Mortgage loans originated for sale	(29,550)	(49,165)
Proceeds from sales of mortgage loans originated for sale	33,021	43,425
Fees on mortgage loans originated and sold	(971)	(1,147)
FDIC indemnification asset expense	—	2,439
Termination of loss share agreements	9,178	—
Gains on sales/disposals of premises and equipment	(20)	(3)
Net proceeds from FDIC loss share agreements	(186)	276
Change in other assets	61	(1,685)
Change in accrued expenses and other liabilities	(2,652)	(18,300)
Net cash provided by (used in) operating activities	10,152	(23,854)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(35,489)	(54,469)
Purchases of investment securities held-to-maturity	(4,000)	(29,911)
Proceeds from sale of investment securities available-for-sale	—	20,328
Repayments of principal and maturities of investment securities available-for-sale	15,824	18,023
Repayments of principal and maturities of investment securities held-to-maturity	17,359	18,243
Net purchases of FHLB and FRB stock	1,993	(1,997)
Net decrease (increase) in loans	12,854	(49,467)
Proceeds paid to FDIC for settlement of loss share agreements	(3,029)	—
Purchases of premises and equipment	(721)	(547)
Proceeds from sales of premises and equipment	550	—
Proceeds from sales of OREO	7,072	7,887
Net cash provided by (used in) investing activities	12,413	(71,910)
Cash flows from financing activities
Net increase in demand, money market and savings accounts	162,935	99,035
Net (decrease) increase in time deposits	(83,412)	9,421
Net change in short-term borrowings	3,790	4,198
Repayment of short-term FHLB advances	(215,000)	(500,000)
Proceeds from short-term FHLB advances	155,000	560,000
Decrease in long-term FHLB advances	(49)	(48)
Excess tax benefit from share-based payment	19	—
Proceeds from exercise of stock options	180	—
Dividends paid	(4,314)	—
Purchases of treasury stock	(4,390)	(24,996)
Net cash provided by financing activities	14,759	147,610
Net increase in cash and cash equivalents	37,324	51,846
Cash and cash equivalents at beginning of period	144,696	188,135
Cash and cash equivalents at end of period	$182,020	$239,981

Supplemental disclosures of cash:
Interest paid	$5,390	$3,527
Cash collections of contractual interest on purchased credit impaired loans	11,764	15,642
Income taxes paid	189	930
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers	$998	$3,098
Transfers of other assets to OREO	1,590	—
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
Nature of Operations and Principles of Consolidation
Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in late 2009 in Delaware and headquartered in North Carolina whose business is conducted primarily through Capital Bank Corporation (“Capital Bank Corporation” or the “Bank”). The Company was incorporated with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. CBF has raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of its common stock. Since inception, CBF has acquired seven depository institutions, including the assets and certain deposits from failed banks. CBF has a total of 151 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia. Through its branches CBF offers a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.
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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2016-9, "Compensation—Stock compensation (Topic 718): Improvements to employee share-based payment accounting" which objective is the simplification through the identification, evaluation, and improvement of areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The adoption of ASU 2016-9 will be effective for the fiscal year beginning after December 15, 2016. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In January 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)" which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. The Boards decided to not fundamentally change lessor accounting with the amendments in this Update. However, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within generally accepted accounting principles (GAAP), such as Topic 606, Revenue from Contracts with Customers. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The adoption of ASU 2016-2 will be effective for the fiscal year beginning after December 15, 2018. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In January 2016, the FASB issued ASU 2016-1, "Financial instruments Overall (Subtopic 825-10)" which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. For public business entities, the amendments in ASU 2016-1 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-1 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments". The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In August 2015, the FASB issued ASU 2015-14, "Revenue from contracts with customers (Topic 606) - Deferral of the Effective Date". The amendments in ASU 2015-14 establish December 15, 2017 as the effective date of the information related to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”h. The Company is currently evaluating ASU 2014-9 to determine the impact on its consolidated financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-3, "Interest - Imputation of interest" (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs". The amendments in ASU 2015-3 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in ASU 2015-3 are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”h. ASU 2014-12 provides specific guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. ASU 2014-12 is effective for fiscal years and interim periods beginning after

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

December 15, 2015. The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

(Shares in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Weighted average number of shares outstanding:
Basic	43,063	46,294
Dilutive effect of options outstanding	840	676
Dilutive effect of unvested restricted shares	1	662
Diluted	43,904	47,632
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Anti-dilutive stock options	39	10
Anti-dilutive unvested restricted shares	—	—

3. Investment Securities
Trading securities totaled $3.4 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015, are presented below:

(Dollars in thousands)	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$42,959	$23	$3,170	$39,812
Mortgage-backed securities—residential issued by government sponsored entities	611,433	9,603	172	620,864
Industrial revenue bonds	3,239	10	—	3,249
Total	$657,631	$9,636	$3,342	$663,925
Held-to-Maturity
U.S. Government agencies	$12,491	$456	$—	$12,947
Corporate bonds	74,016	232	3,000	71,248
State and political subdivisions—tax exempt	10,533	601	—	11,134
State and political subdivisions—taxable	526	24	—	550
Mortgage-backed securities—residential issued by government sponsored entities	362,917	8,593	17	371,493
Total	$460,483	$9,906	$3,017	$467,372

(Dollars in thousands)	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$22,870	$112	$227	$22,755
Mortgage-backed securities—residential issued by government sponsored entities	614,176	1,376	4,415	611,137
Industrial revenue bonds	3,409	28	—	3,437
Total	$640,455	$1,516	$4,642	$637,329
Held-to-Maturity
U.S. Government agencies	$12,805	$230	$—	$13,035
Corporate bonds	70,059	—	401	69,658
State and political subdivisions—tax exempt	10,849	488	—	11,337
State and political subdivisions—taxable	528	17	—	545
Mortgage-backed securities—residential issued by government sponsored entities	378,264	3,107	812	380,559
Total	$472,505	$3,842	$1,213	$475,134

There were no sales of securities during the three months ended March 31, 2016. Proceeds from sales of securities and gross gains realized on sales of investments during for the three months ended March 31, 2015 were $20.3 million and $0.1 million respectively.
The estimated fair value of investment securities at March 31, 2016, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	March 31, 2016
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	—	—	—%
Due after ten years	46,198	43,061	2.95%
Mortgage-backed securities—residential issued by government sponsored entities	611,433	620,864	2.09%
Total	$657,631	$663,925	2.14%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—%
Due after one year through five years	19,311	18,330	4.37%
Due after five years through ten years	65,238	64,052	4.89%
Due after ten years	13,017	13,497	2.87%
Mortgage-backed securities—residential issued by government sponsored entities	362,917	371,493	2.40%
Total	$460,483	$467,372	2.83%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$35,791	$3,170	$—	$—	$35,791	$3,170
Mortgage-backed securities—residential issued by government sponsored entities	43,975	76	30,090	96	74,065	172
Total	$79,766	$3,246	$30,090	$96	$109,856	$3,342
Held-to-Maturity
U.S. government agencies	$—	$—	$12,947	$100	$12,947	$100
Corporate bonds	41,391	2,571	4,625	429	46,016	3,000
Mortgage-backed securities—residential issued by government sponsored entities	27,033	128	122,880	546	149,913	674
Total	$68,424	$2,699	$140,452	$1,075	$208,876	$3,774

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$8,237	$227	$—	$—	$8,237	$227
Mortgage-backed securities—residential issued by government sponsored entities	378,852	3,723	31,273	692	410,125	4,415
Total	$387,089	$3,950	$31,273	$692	$418,362	$4,642
Held-to-Maturity
Corporate bonds	$—	$—	$13,035	$351	$13,035	$351
U.S Government agencies	44,658	401	—	—	44,658	401
Mortgage-backed securities—residential issued by government sponsored entities	143,368	1,691	143,147	3,298	286,515	4,989
Total	$188,026	$2,092	$156,182	$3,649	$344,208	$5,741
As of March 31, 2016, the Company’s security portfolio consisted of 135 securities, 15 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate securities and mortgage-backed securities.
The corporate bonds in an unrealized loss position at March 31, 2016 and December 31, 2015 continue to perform and are expected to perform through maturity. Unrealized losses associated with these securities are primarily due to changes in interest rates and market volatility, and the corporate issuers have not experienced significant adverse events that would call into question their ability to repay those debt obligations according to contractual terms. Further, because the Company does not have the intent to sell these corporate bonds and it is more likely than not that it will not be required to sell the securities before their anticipated recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily-impaired as of March 31, 2016 or December 31, 2015.
All of the mortgage-backed securities at March 31, 2016 and December 31, 2015 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016 or December 31, 2015.
Investment securities having carrying values of approximately $362.4 million and $311.5 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

4. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Non-owner occupied commercial real estate	$850,766	$866,392
Other commercial construction and land	194,971	196,795
Multifamily commercial real estate	75,737	80,708
1-4 family residential construction and land	96,703	93,242
Total commercial real estate	1,218,177	1,237,137
Owner occupied commercial real estate	1,095,460	1,104,972
Commercial and industrial	1,375,233	1,309,704
Lease financing	1,088	1,256
Total commercial	2,471,781	2,415,932
1-4 family residential	1,015,071	1,017,791
Home equity loans	368,510	375,276
Other consumer loans	401,971	436,478
Total consumer	1,785,552	1,829,545
Other	159,447	150,102
Total loans	$5,634,957	$5,632,716
Total loans include $8.1 million and $10.6 million of 1-4 family residential loans held for sale and $16.0 million and $17.1 million of net deferred loan origination costs and fees as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016, other loans include $42.3 million, $103.3 million and $1.3 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2015, other loans include $42.8 million, $96.2 million and $1.3 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
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
On March 18, 2016, the Bank entered into an agreement to terminate all existing loss sharing agreements with the FDIC effective January 1, 2016. All rights and obligations of the Bank and the FDIC under these loss sharing agreements have been resolved and terminated under this agreement. Covered loans and OREO that were subject to the loss sharing agreements were reclassified and are presented as non-covered as of March 31, 2016.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

flows expected to be collected over the carrying amount of the PCI loans. Other represents reductions of accretable yield due to non-credit events such as interest rate reductions on variable rate PCI loans and prepayment activity on PCI loans.

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Accretable Yield
Balance at beginning of period	$208,844	$292,633
Accretion of income	(20,843)	(24,840)
Reclassification from nonaccretable difference	14,937	26,517
Other	(7,873)	(48,201)
Balance at end of period	$195,065	$246,109

Nonaccretable difference, balance at the end of the period	$134,060	$207,762
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
Non-covered Loans
The following is a summary of the major categories of non-covered loans outstanding as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Non-PCI Loans
March 31, 2016	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$528,675	$41,750	$280,341	$850,766
Other commercial construction and land	118,279	190	76,502	194,971
Multifamily commercial real estate	48,426	5,563	21,748	75,737
1-4 family residential construction and land	93,861	—	2,842	96,703
Total commercial real estate	789,241	47,503	381,433	1,218,177
Owner occupied commercial real estate	856,384	35,621	203,455	1,095,460
Commercial and industrial loans	1,290,852	5,784	78,597	1,375,233
Lease financing	1,088	—	—	1,088
Total commercial	2,148,324	41,405	282,052	2,471,781
1-4 family residential	745,534	32,929	236,608	1,015,071
Home equity loans	151,483	144,066	72,961	368,510
Other consumer loans	395,455	3,760	2,756	401,971
Total consumer	1,292,472	180,755	312,325	1,785,552
Other	124,754	2,086	32,607	159,447
Total loans	$4,354,791	$271,749	$1,008,417	$5,634,957

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,754	196,672
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,053	1,237,014
Owner occupied commercial real estate	858,068	36,927	209,910	1,104,905
Commercial and industrial loans	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,039	2,415,865
1-4 family residential	733,349	32,194	211,361	976,904
Home equity loans	148,855	126,547	67,449	342,851
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	162,652	282,031	1,756,233
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$260,072	$1,020,961	$5,559,214
Covered Loans
The following is a summary of the major categories of covered loans outstanding as of December 31, 2015:

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$—	$—
Other commercial construction and land	—	—	123	123
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	123	123
Owner occupied commercial real estate	—	—	67	67
Commercial and industrial loans	—	—	—	—
Lease financing	—	—	—	—
Total commercial	—	—	67	67
1-4 family residential	—	2,265	38,622	40,887
Home equity loans	—	24,890	7,535	32,425
Other consumer loans	—	—	—	—
Total consumer	—	27,155	46,157	73,312
Other	—	—	—	—
Total loans	$—	$27,155	$46,347	$73,502

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of March 31, 2016:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$1,214	$—	$1,214
Other commercial construction and land	18	—	—	—	186	—	204
Multifamily commercial real estate	—	—	—	—	84	—	84
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	18	—	—	—	1,484	—	1,502
Owner occupied commercial real estate	158	—	—	—	1,139	—	1,297
Commercial and industrial loans	490	—	—	—	951	—	1,441
Lease financing	—	—	—	—	—	—	—
Total commercial	648	—	—	—	2,090	—	2,738
1-4 family residential	382	—	—	—	1,008	—	1,390
Home equity loans	1,570	—	—	—	2,196	—	3,766
Other consumer loans	2,497	—	—	—	1,748	—	4,245
Total consumer	4,449	—	—	—	4,952	—	9,401
Other	—	—	—	—	—	—	—
Total loans	$5,115	$—	$—	$—	$8,526	$—	$13,641

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$433	$—	$1,504	$—	$—	$—	$1,937
Other commercial construction and land	41	—	2,111	—	—	—	2,152
Multifamily commercial real estate	334	—	—	—	—	—	334
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	808	—	3,615	—	—	—	4,423
Owner occupied commercial real estate	1,378	—	2,943	—	—	—	4,321
Commercial and industrial loans	151	—	705	—	—	—	856
Lease financing	—	—	—	—	—	—	—
Total commercial	1,529	—	3,648	—	—	—	5,177
1-4 family residential	3,839	—	2,306	—	—	—	6,145
Home equity loans	1,700	—	738	—	—	—	2,438
Other consumer loans	86	—	3	—	—	—	89
Total consumer	5,625	—	3,047	—	—	—	8,672
Other	—	—	39	—	—	—	39
Total loans	$7,962	$—	$10,349	$—	$—	$—	$18,311

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2015:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$1,406	$—	$1,406
Other commercial construction and land	48	—	—	—	186	—	234
Multifamily commercial real estate	—	—	—	—	88	—	88
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	48	—	—	—	1,680	—	1,728
Owner occupied commercial real estate	220	—	—	—	1,107	—	1,327
Commercial and industrial loans	185	—	—	—	923	—	1,108
Lease financing	—	—	—	—	—	—	—
Total commercial	405	—	—	—	2,030	—	2,435
1-4 family residential	233	—	—	—	1,183	37	1,453
Home equity loans	1,141	290	—	—	1,741	901	4,073
Other consumer loans	3,816	—	—	—	1,373	—	5,189
Total consumer	5,190	290	—	—	4,297	938	10,715
Other	—	—	—	—	—	—	—
Total loans	$5,643	$290	$—	$—	$8,007	$938	$14,878

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$1,744	$—	$—	$—	$1,744
Other commercial construction and land	934	—	3,768	—	—	—	4,702
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	934	—	5,512	—	—	—	6,446
Owner occupied commercial real estate	1,341	—	3,458	—	—	—	4,799
Commercial and industrial loans	205	—	1,735	—	—	—	1,940
Lease financing	—	—	—	—	—	—	—
Total commercial	1,546	—	5,193	—	—	—	6,739
1-4 family residential	2,011	351	1,962	1,245	—	—	5,569
Home equity loans	1,626	220	422	80	—	—	2,348
Other consumer loans	54	—	50	—	—	—	104
Total consumer	3,691	571	2,434	1,325	—	—	8,021
Other	—	—	41	—	—	—	41
Total loans	$6,171	$571	$13,180	$1,325	$—	$—	$21,247
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

The following table summarizes loans, excluding PCI loans by internal rating at March 31, 2016:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$568,064	$1,147	$—	$1,214	$—	$570,425
Other commercial construction and land	118,263	—	20	186	—	118,469
Multifamily commercial real estate	53,905	—	—	84	—	53,989
1-4 family residential construction and land	92,604	—	1,257	—	—	93,861
Total commercial real estate	832,836	1,147	1,277	1,484	—	836,744
Owner occupied commercial real estate	875,206	9,588	6,072	1,139	—	892,005
Commercial and industrial loans	1,280,801	259	14,625	951	—	1,296,636
Lease financing	1,088	—	—	—	—	1,088
Total commercial	2,157,095	9,847	20,697	2,090	—	2,189,729
1-4 family residential	775,187	103	2,165	1,008	—	778,463
Home equity loans	291,460	54	1,839	2,196	—	295,549
Other consumer loans	397,467	—	—	1,748	—	399,215
Total consumer	1,464,114	157	4,004	4,952	—	1,473,227
Other	126,840	—	—	—	—	126,840
Total loans	$4,580,885	$11,151	$25,978	$8,526	$—	$4,626,540

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

5. Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses for the three months ended March 31, 2016 and 2015 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Balance, beginning of period	$45,034	$50,211
Provision (reversal of provision) for loan losses for PCI loans	(9)	(1,926)
PCI loans charged-off	—	—
Provision for loan losses for non-PCI loans	1,384	1,085
Non-PCI loans charged-off	(1,824)	(1,899)
Recoveries of non-PCI loans previously charged-off	678	754
Balance, end of period	$45,263	$48,225

The following tables present the roll forward of the allowance for loan and lease losses for the three months ended March 31, 2016 and 2015 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2015	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	March 31, 2016
Non-owner occupied commercial real estate	$1,598	$66	$7	$1,671
Other commercial construction and land	12,919	274	3	13,196
Multifamily commercial real estate	186	(4)	—	182
1-4 family residential construction and land	1,275	9	1	1,285
Total commercial real estate	15,978	345	11	16,334
Owner occupied commercial real estate	1,505	262	(80)	1,687
Commercial and industrial loans	9,627	465	37	10,129
Lease financing	—	—	—	—
Total commercial	11,132	727	(43)	11,816
1-4 family residential	11,057	(688)	5	10,374
Home equity loans	1,853	(370)	112	1,595
Other consumer loans	4,751	991	(900)	4,842
Total consumer	17,661	(67)	(783)	16,811
Other	263	370	(331)	302
Total loans	$45,034	$1,375	$(1,146)	$45,263

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2014	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	March 31, 2015
Non-owner occupied commercial real estate	$2,022	$(135)	$3	$1,890
Other commercial construction and land	12,181	233	161	12,575
Multifamily commercial real estate	252	(29)	—	223
1-4 family residential construction and land	1,102	(83)	1	1,020
Total commercial real estate	15,557	(14)	165	15,708
Owner occupied commercial real estate	2,504	183	(112)	2,575
Commercial and industrial loans	9,502	(382)	97	9,217
Lease financing	—	—	—	—
Total commercial	12,006	(199)	(15)	11,792
1-4 family residential	15,451	(1,710)	(211)	13,530
Home equity loans	2,815	42	(68)	2,789
Other consumer loans	4,122	753	(733)	4,142
Total consumer	22,388	(915)	(1,012)	20,461
Other	260	287	(283)	264
Total loans	$50,211	$(841)	$(1,145)	$48,225

The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three months ended March 31, 2016 and 2015, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2016			March 31, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,546	$24,488	$45,034	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	(1)	—	(1)	—	—	—
Other commercial construction and land	—	—	—	(8)	—	(8)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(1)	—	(1)	(8)	—	(8)
Owner occupied commercial real estate	(80)	—	(80)	(112)	—	(112)
Commercial and industrial loans	(1)	—	(1)	(54)	—	(54)
Lease financing	—	—	—	—	—	—
Total commercial	(81)	—	(81)	(166)	—	(166)
1-4 family residential	—	—	—	(215)	—	(215)
Home equity loans	(61)	—	(61)	(160)	—	(160)
Other consumer loans	(1,129)	—	(1,129)	(867)	—	(867)
Total consumer	(1,190)	—	(1,190)	(1,242)	—	(1,242)
Other	(552)	—	(552)	(483)	—	(483)
Total charge-offs	(1,824)	—	(1,824)	(1,899)	—	(1,899)
Recoveries:
Non-owner occupied commercial real estate	8	—	8	3	—	3
Other commercial construction and land	3	—	3	169	—	169
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	1	—	1	1	—	1
Total commercial real estate	12	—	12	173	—	173
Owner occupied commercial real estate	—	—	—	—	—	—
Commercial and industrial loans	38	—	38	151	—	151
Lease financing	—	—	—	—	—	—
Total commercial	38	—	38	151	—	151
1-4 family residential	5	—	5	4	—	4
Home equity loans	173	—	173	92	—	92
Other consumer loans	229	—	229	134	—	134
Total consumer	407	—	407	230	—	230
Other	221	—	221	200	—	200
Total recoveries	678	—	678	754	—	754
Net charge-offs	(1,146)	—	(1,146)	(1,145)	—	(1,145)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(51)	117	66	32	(167)	(135)
Other commercial construction and land	(103)	377	274	(204)	437	233
Multifamily commercial real estate	(14)	10	(4)	(4)	(25)	(29)
1-4 family residential construction and land	41	(32)	9	(29)	(54)	(83)
Total commercial real estate	(127)	472	345	(205)	191	(14)
Owner occupied commercial real estate	138	124	262	300	(117)	183
Commercial and industrial loans	306	159	465	(213)	(169)	(382)
Lease financing	—	—	—	1	(1)	—
Total commercial	444	283	727	88	(287)	(199)
1-4 family residential	(100)	(588)	(688)	107	(1,817)	(1,710)
Home equity loans	(155)	(215)	(370)	55	(13)	42
Other consumer loans	984	7	991	747	6	753
Total consumer	729	(796)	(67)	909	(1,824)	(915)
Other	338	32	370	293	(6)	287
Total provision (reversal) for loan and lease losses	1,384	(9)	1,375	1,085	(1,926)	(841)
Allowance for loan and lease losses at the end of the period	$20,784	$24,479	$45,263	$21,295	$26,930	$48,225

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of March 31, 2016:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,238	$433	$775	$569,650	$280,341
Other commercial construction and land	21	1,613	11,562	100	118,369	76,502
Multifamily commercial real estate	—	46	136	—	53,989	21,748
1-4 family residential construction and land	—	795	490	—	93,861	2,842
Total commercial real estate	21	3,692	12,621	875	835,869	381,433
Owner occupied commercial real estate	—	1,396	291	4,358	887,647	203,455
Commercial and industrial loans	—	8,000	2,129	6,035	1,290,601	78,597
Lease financing	—	—	—	—	1,088	—
Total commercial	—	9,396	2,420	10,393	2,179,336	282,052
1-4 family residential	45	2,131	8,198	1,459	768,934	236,608
Home equity loans	13	537	1,045	810	294,739	72,961
Other consumer loans	14	4,695	133	401	398,814	2,756
Total consumer	72	7,363	9,376	2,670	1,462,487	312,325
Other	—	240	62	—	126,840	32,607
Total loans	$93	$20,691	$24,479	$13,938	$4,604,532	$1,008,417

(1)	Loans collectively evaluated for impairment include $269.4 million of acquired loans which are presented net of unamortized purchase discounts of $7.5 million.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the three months ended March 31, 2016 and 2015, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s Consolidated Financial Statements or on the determination of the allowance for loan and lease losses at March 31, 2016 and 2015. The Company had loans modified in TDRs with recorded investments of $1.4 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively.
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
The loss sharing agreements consisted of three (one for each Failed Bank) single-family shared-loss agreements and three (one for each Failed Bank) commercial and other loans shared-loss agreements. The single family shared-loss agreements provided for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010 for single-family residential loans. The commercial shared-loss agreements provided for FDIC loss sharing for five years from July 16, 2010 and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. On March 18, 2016, the Bank entered into an agreement to terminate all existing loss share agreements with the FDIC effective January 1, 2016. All rights and obligations of the Bank and the FDIC under these FDIC loss share agreements have been resolved and terminated under this agreement.
The FDIC received $3.0 million as consideration for the early termination of the agreements. The early termination was recorded in the Bank's financial statements by removing the FDIC Indemnification Asset receivable, the FDIC Clawback liability and recording a one-time, pre-tax expense on termination of $9.2 million.
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)

Balance, December 31, 2015	$6,725
Termination of FDIC loss sharing agreements	$(6,725)
Balance, March 31, 2016	$—

Balance, December 31, 2014	$16,762
Indemnification asset income	77
Amortization of indemnification asset	(2,516)
Cash received on reimbursable losses	872
Balance, March 31, 2015	$15,195

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

7. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2016 and 2015 is presented in the table below.

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Balance, beginning of period	$52,776	$77,626
Real estate acquired from borrowers and transfers from other assets	2,588	3,098
Valuation allowance	(467)	(1,390)
Properties sold	(6,392)	(7,881)
Balance, end of period	$48,505	$71,453

The loss share agreements with the FDIC were terminated effective January 1, 2016. As of March 31, 2015, the ending balance for OREO covered by loss sharing agreements with the FDIC was $15.0 million and non-covered OREO ending balance was $56.5 million.
For the three months ended March 31, 2016 and 2015, proceeds on sales of OREO were $7.1 million and $7.9 million, respectively and net gains were $0.7 million and $7 thousand, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

8. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase, cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at March 31, 2016 and December 31, 2015 were $11.1 million and $11.6 million, respectively, and were collateralized by $22.1 million and $22.9 million, respectively, of agency mortgage-backed securities.
The Bank has $5.1 million of short term borrowings related to cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps at March 31, 2016.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at March 31, 2016 and December 31, 2015 provided for incremental borrowing availability of up to $540.3 million and $416.9 million, respectively.
At March 31, 2016 and December 31, 2015, the Bank had $15.4 million and $25.4 million in letters of credit issued by the FHLB respectively, of which $15.2 million and $25.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida, respectively.

The FHLB advances as of March 31, 2016 and December 31, 2015 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount
March 31, 2016	Maturity Date	Interest Rate as of March 31, 2016
40,000	November 25, 2016	0.44%	(1 Month FRC + 2 bps)*
387	November 6, 2017	0.50%
50,000	November 20, 2017	0.42%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.42%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.39%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.44%	(1 Month FRC + 2 bps)*
150,000	August 11, 2020	0.44%	(1 Month FRC + 2 bps)*
462	February 10, 2026	—%
$400,849

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2015	Maturity Date	Interest Rate as of December 31, 2015
$60,000	May 19, 2016	0.49%
40,000	November 25, 2016	0.40%	(1 Month FRC + 2 bps)*
426	November 6, 2017	0.50%
50,000	November 20, 2017	0.42%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.40%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.37%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.40%	(1 Month FRC + 2 bps)*
150,000	August 11, 2020	0.44%	(1 Month FRC + 2 bps)*
472	February 10, 2026	—%
$460,898

(*) FRC = FHLB Fixed Rate Credit interest rate.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

9. Long-Term Borrowings
Subordinated Debentures
Through its acquisitions of CBKN, GRNB, SCMF and TIBB, the Company assumed the eleven separate pooled offerings of trust preferred securities listed below. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s Consolidated Financial Statements, but rather the subordinated debentures are presented as liabilities. The trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the trust, at their respective option after a period of time, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board (“FRB”), if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default.

The subordinated debentures as of March 31, 2016 and December 31, 2015 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	March 31, 2016	December 31, 2015	Interest Rate as of March 31, 2016		Maturity Date
July 31, 2001	$5,000	$3,973	$3,959	4.20%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,781	2,764	4.20%	(3 Month LIBOR + 358 bps)	July 31, 2031
June 26, 2003	10,000	6,147	6,120	3.73%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,706	6,668	3.47%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	5,934	5,906	3.47%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,658	1,645	2.31%	(3 Month LIBOR + 168 bps)	June 28, 2035
December 22, 2005	10,000	4,763	4,731	2.03%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	6,939	6,884	2.17%	(3 Month LIBOR + 154 bps)	March 15, 2036
June 23, 2006	20,000	11,862	11,786	2.17%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	30,006	29,782	2.84%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,559	5,532	2.07%	(3 Month LIBOR + 143 bps)	September 6, 2037
	$151,000	$86,328	$85,777
Other Subordinated Debentures

At March 31, 2016, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2016	$—	$—	$—
Due in 2017	—	—	—
Due in 2018	—	—	—
Due in 2019	—	—	—
Due in 2020	—	—	—
Thereafter	—	86,328	86,328
Total	$—	$86,328	$86,328

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 common, Tier 1 risk-based and Total Risk-based ratios. At March 31, 2016 and December 31, 2015 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$291,361	≥ 4.0%	$910,379	12.5%
Bank	$363,835	≥ 5.0%	291,068	≥ 4.0%	807,988	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$280,855	≥ 4.5%	$835,401	13.4%
Bank	$405,383	≥ 6.5%	280,650	≥ 4.5%	807,988	13.0%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$374,472	≥ 6.0%	$910,379	14.6%
Bank	$498,933	≥ 8.0%	374,200	≥ 6.0%	807,988	13.0%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$499,297	≥ 8.0%	$956,066	15.3%
Bank	$623,666	≥ 10.0%	498,933	≥ 8.0%	855,711	13.7%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$286,742	≥ 4.0%	$908,600	12.7%
Bank	$357,761	≥ 5.0%	$286,209	≥ 4.0%	$793,722	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$277,532	≥ 4.5%	$840,681	13.6%
Bank	$400,338	≥ 6.5%	$277,157	≥ 4.5%	$793,722	12.9%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$370,042	≥ 6.0%	$908,600	14.7%
Bank	$492,724	≥ 8.0%	$369,543	≥ 6.0%	$793,722	12.9%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$493,390	≥ 8.0%	$954,065	15.5%
Bank	$615,905	≥ 10.0%	$492,724	≥ 8.0%	$842,581	13.7%
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
As of March 31, 2016 and December 31, 2015, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of March 31, 2016, our capital buffer would be 5.7%; exceeding the 2.5% 2019 requirement.
The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

Dividend Program

On April 21, 2016, the Company's board of directors approved a quarterly common dividend of $0.10 per share payable on May 25, 2016, to shareholders of record as of May 11, 2016.
Share Repurchases
The Company’s Board of Directors has authorized stock repurchases of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time.
During the three months ended March 31, 2016, the Company repurchased $4.4 million, or 148,300 common shares at an average price of $29.61. As of March 31, 2016, the Company has repurchased a total of $298.6 million, or 12,344,660 common shares at an average price of $24.19 per share with $101.4 million remaining under the current board authorized stock repurchase program.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

11. Stock-Based Compensation
As of March 31, 2016, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Stock options	$9	$184
Restricted stock	308	100
Total stock-based compensation expense	$317	$284
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. Stock options have an expiration of ten years from the date it is granted. Under these plans, 10,000 options were exercised and 30,207 stock options were granted during the three months ended March 31, 2016.
ASC 718 requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. During the three months ended March 31, 2016 and 2015, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,075	$20.12	3,111	$20.26
Granted	30	30.54	—	—
Exercised	(10)	18.00	—	—
Canceled, expired or forfeited	—	—	(1)	589.41
Balance, March 31,	3,095	$20.23	3,110	$20.19
At March 31, 2016, the weighted average remaining contractual life for outstanding stock options was approximately 4.41 years and the aggregate intrinsic values was $33.6 million for stock options outstanding and exercisable.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at March 31, 2016 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	192	7.14 years	$18.00	192	$18.00
$20.00	2,864	4.18 years	20.00	2,864	20.00
$28.44 - $2,026.00	39	8.09 years	47.86	9	104.61
$18.00 - $2,026.00	3,095	4.41 years	$20.23	3,065	$20.13

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The restricted stock vests ratably over a three-year period subject to continued employment with the company. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. There were 185,147 restricted stock awards granted under the 2013 Plan during the three months ended March 31, 2016.

The following table summarizes unvested restricted stock activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016		March 31, 2015
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	—	$—	810	$13.89
Granted	185	30.54	—	—
Vested or released	—	—	—	—
Canceled, expired or forfeited	—	—	—	—
Balance, March 31, 2016	185	$30.54	810	$13.89

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

12. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the three months ended March 31, 2016 and 2015 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Income before income taxes	$15,620	$17,843
Income taxes computed at Federal statutory tax rate	5,467	6,245
Effect of:
State taxes (net of federal benefit)	470	452
Tax-exempt interest income, net	(170)	(489)
Contingent value right expense (CVR)	—	—
Other, net	13	246
Total income tax expense	$5,780	$6,454
The Company uses an estimated annual effective tax rate method of computing its interim tax provision. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three months ended March 31, 2016, the effective income tax rate was 37%. For the three months ended March 31, 2015, the effective income tax rate was 36%. The change in effective income tax rate was mainly due to lower tax-exempt interest income.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South and North Carolina and Tennessee. The net deferred tax assets as of March 31, 2016 and December 31, 2015 were $95.4 million and $105.3 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at March 31, 2016 and December 31, 2015.
At March 31, 2016 and December 31, 2015, the company had $104.9 million and $107.7 million of gross federal net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to annual cumulative limitation of $10.9 million.
At March 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

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
As of March 31, 2016, the Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of March 31, 2016, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,418	$—	$3,418	$—
Available-for-sale securities:
Mortgage-backed securities—residential	620,864	—	620,864	—
Industrial revenue bonds	3,249	—	—	3,249
Corporate bonds	39,812	—	39,812	—
Available-for-sale securities	$663,925	$—	$660,676	$3,249
Gross asset value of derivatives	$5,683	$—	$5,683	$—
Liabilities
Gross liability value of derivatives	$3	$—	$3	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the three months ended March 31, 2016.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,013	$—	$3,013	$—
Available-for-sale securities:
Mortgage-backed securities-residential	611,137	—	611,137	—
Industrial revenue bonds	3,437	—	—	3,437
Corporate bonds	22,755	$—	22,755	—
Available-for-sale securities	$637,329	$—	$633,892	$3,437
Gross asset value of derivatives	$933	$—	$933	$—
Liabilities
Gross liability value of derivatives	$110	$—	$110	$—
 There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2015.
The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended and held at March 31, 2016 and March 31, 2015:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2016	$3,437
Principal reduction	(170)
Included in other comprehensive income	(18)
Ending balance, March 31, 2016	$3,249

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2015	$3,690
Principal reduction	(170)
Included in other comprehensive income	17
Ending balance, March 31, 2015	$3,537

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,249	Discounted cash flow	Discount rate	2.89% - 3.04%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,437	Discounted cash flow	Discount rate	3.75% - 3.78%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$35,978
Other repossessed assets	—	178	—
Impaired loans	—	—	256
Other real estate owned measured at fair value as of March 31, 2016 had a gross amount of $43.8 million, less valuation allowances totaling $7.8 million and is made up of $32.1 million commercial properties and $3.8 million residential properties. Impairment charges resulting from the non-recurring changes in the fair value of OREO included in the consolidated statement of income for the three months ended March 31, 2016 was $0.5 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.
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
Other real estate owned measured at fair value as of December 31, 2015 had a gross amount of $42.6 million, less valuation allowances totaling $7.9 million. Impairment charges resulting from the non-recurring changes in the fair value of OREO included in the consolidated statement of income for the three months ended December 31, 2015 was $0.3 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$35,978	Fair value of property	Appraised value and other market conditions	8.00%
Impaired loans	256	Fair value of collateral	Appraised value and other market conditions	7.28%

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$34,645	Fair value of property	Appraised value and other market conditions	7.86%
Impaired loans	254	Fair value of collateral	Appraised value and other market conditions	7.29%

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
March 31, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$182,020	$182,020	$182,020	$—	$—
Trading securities	3,418	3,418	—	3,418	—
Investment securities available-for-sale	663,925	663,925	—	660,676	3,249
Investment securities held-to-maturity	460,483	467,372	—	467,372	—
Loans, net	5,589,694	5,709,174	—	8,070	5,701,104
Other earning assets (1)	23,743	23,743	—	—	23,743
Gross asset value of derivatives	5,683	5,683	—	5,683	—
Total financial assets	$6,928,966	$7,055,335	$182,020	$1,145,219	$5,728,096
Financial Liabilities
Non-contractual deposits	$4,275,827	$4,275,827	$—	$4,275,827	$—
Contractual deposits	1,663,906	1,664,359	—	1,664,359	—
Federal Home Loan Bank advances	400,849	401,077	—	401,077	—
Short-term borrowings	16,200	16,201	—	16,201	—
Subordinated debentures	86,328	85,721	—	—	85,721
Gross liability value of derivatives	3	3	—	3	—
Total financial liabilities	$6,443,113	$6,443,188	$—	$6,357,467	$85,721

(1) Includes Federal Home Loan Bank stock.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement
December 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$144,696	$144,696	$144,696	$—	$—
Trading securities	3,013	3,013	—	3,013	—
Investment securities available-for-sale	637,329	637,329	—	633,892	3,437
Investment securities held-to-maturity	472,505	475,134	—	475,134	—
Loans, net	5,587,682	5,636,518	—	10,569	5,625,949
FDIC indemnification asset	6,725	6,725	—	—	6,725
Receivable from FDIC	678	678	—	678	—
Other earning assets (1)	25,736	25,736	—	—	25,736
Gross asset value of derivatives	933	933	—	933	—
Total financial assets	$6,879,297	$6,930,762	$144,696	$1,124,219	$5,661,847
Financial Liabilities
Non-contractual deposits	$4,112,892	$4,112,892	$—	$4,112,892	$—
Contractual deposits	1,747,318	1,735,587	—	1,735,587	—
Federal Home Loan Bank advances	460,898	461,128	—	461,128	—
Short-term borrowings	12,410	12,410	—	12,410	—
Subordinated debentures	85,777	92,517	—	—	92,517
Gross liability value of derivatives	110	110	—	110	—
Total financial liabilities	$6,419,405	$6,414,644	$—	$6,322,127	$92,517

(1) Includes Federal Home Loan Bank stock.
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan and lease losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans does not necessarily represent exit price. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance sheet items that include commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

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
During the next twelve months, the Company estimates that an additional $2.2 million will be reclassified as an increase to interest income from amounts reported in accumulated comprehensive income. During the three months ended March 31, 2016, no derivative position was designated as cash flow hedges as they were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The forward loan sales derivative contracts are not designated as hedging instruments and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three months ended March 31, 2016, the Company recorded $24 thousand in non-interest income and $1 thousand in non-interest expense as a result of changes in fair value of derivatives. For the three months ended March 31, 2015, the company recorded $5 thousand in non-interest income and $47 thousand in non-interest expense as a result of changes in fair value of derivatives.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's balance sheet is presented below:

(Dollars in thousands)			March 31, 2016		December 31, 2015
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Asset derivatives
Derivatives designated as hedging instruments
Interest rate swap	4	Other assets	$5,667	$235,000	$893	$165,000

Derivatives not designated as hedging instruments
Forward loan sales contracts	29	Other assets	16	6,316	40	6,967

Total asset derivatives			$5,683	$241,316	$933	$171,967

Liability derivatives
Derivatives designated as hedging instruments
Interest rate swap	—	Other liabilities	$—	$—	$108	$70,000

Derivatives not designated as hedging instruments
Forward loan sales contracts	6	Other liabilities	3	1,368	2	1,213

Total liability derivatives			$3	$1,368	$110	$71,213

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2016:

(Dollars in thousands)	Three Months Ended March 31, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$5,526	Interest income	$644	N/A	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2016:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets:
Interest rate swap	$5,667	$—	$5,667	$—	$5,061	$606
Total	$5,667	$—	$5,667	$—	$5,061	$606

Offsetting of derivative liabilities:
Interest rate swap	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

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
As of March 31, 2016, there were no derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. These collateral levels are based on the credit rating of the counterparties.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank Corporation's loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, the Company’s geographic concentration in the southeastern region of the United States, the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank Corporation's technology and information systems. Additional factors that may cause actual results to differ materially from these forward looking statements, include but are not limited to, the risk factors described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2015. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
Our financial information is prepared in accordance with U.S. GAAP, for more information on our accounting policies and estimates, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements
included in our annual report on Form 10-K for the fiscal year ended December 31, 2015. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our Consolidated Financial Statements and accompanying notes. For more information on our accounting policies and estimates, refer to the Company’s Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2016, and statements of income for the three months then ended.
The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. Throughout this discussion, we collectively refer to the above acquisitions as the “acquisitions” and we refer to loans originated or purchased by Capital Bank Corporation. as “new loans”.
Overview
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits from the Failed Banks. We recently announced our eighth acquisition, CommunityOne Bancorp (“CommunityOne”) which we expect will close during the second calendar quarter of 2016, subsequent to the completion of required regulatory examinations and subject to the approval of shareholders and regulators.We operate 151 branches in Florida, North and South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
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
Our Chief Credit Officer, R. Bruce Singletary, has over 35 years of experience, including 21 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region. Mr. Singletary then relocated to Florida to establish a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).
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
Primary Factors Used to Evaluate Our Business
As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our Consolidated Balance Sheets and Statements of Income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our Consolidated Financial Statements and accompanying notes. For more information on our accounting policies and estimates, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Quarterly Summary
For the three months ended March 31, 2016, we had net income of $9.8 million, or $0.22 per diluted share, and core net income of $16.9 million, or $0.38 per diluted share. Net income decreased 34% sequentially and 14% year over year, while net income per diluted share decreased 35% and 8%, respectively. Results include the following non-core items: $9.2 million related to the early termination of the FDIC loss share agreements; $0.6 million of non-tax deductible merger related expenses, $1.1 million of tax deductible merger related expenses, and $0.1 million of severance.
Operating and financial highlights for the quarter include the following:

•Loan portfolio grew 11% year over year;

•	Total deposits were up 11% year over year, with a 21% sequential annualized growth in Core deposits;

•	Remaining FDIC loss share agreements were terminated;

•	Tangible Book Value per share increased to $19.77; and

•	Declared a $0.10 per share quarterly common stock dividend.

Results of Operations
Net Interest Income
Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-bearing deposits in other banks and investment securities. Other earning assets include Federal Home Loan Bank stock. Our interest-bearing liabilities include deposits, subordinated debentures, repurchase agreements and other short-term borrowings.
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
Three months ended March 31, 2016 compared to three months ended December 31, 2015:
Net interest income for the three months ended March 31, 2016 declined by $0.7 million, or 1%, to $61.4 million from $62.1 million. The net interest margin declined six basis points to 3.64% from 3.70% and the net interest spread declined seven basis points to 3.50% from 3.57%. Loan yields declined three basis points to 4.52% from 4.55% due to the lower average yield on new loans, which represent $4.6 billion with an average yield of 3.73%, compared to the yields of the Company's legacy acquired loans, which represent $1.0 billion with an average yield of 8.22%. During the quarter, we originated new loans of $296.4 million with an average yield of 3.73% compared to $486.9 million and 3.56% in the prior quarter. New loan production during the first quarter was absent of indirect auto lending, which contributed $65 million during the prior quarter. The cost of core deposits increased two basis points to 0.17% from 0.15% in the prior quarter mostly due to re-pricing of deposits as a result of the federal funds rate increase and increased money market balances. The cost of total deposits increased two basis points to 0.42% mainly due to the re-pricing of deposits as mentioned above.

(Dollars in thousands)	Three Months Ended March 31, 2016			Three Months Ended December 31, 2015
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$5,611,488	$63,009	4.52%	$5,496,222	$63,035	4.55%
Investment securities (1)	1,122,523	6,483	2.32%	1,119,848	6,355	2.25%
Interest bearing deposits in other banks	73,188	84	0.46%	40,177	23	0.23%
Other earning assets	25,136	315	5.04%	42,473	553	5.17%
Total interest earning assets	6,832,335	$69,891	4.11%	6,698,720	$69,966	4.14%
Non-interest earning assets	618,087			633,796
Total assets	$7,450,422			$7,332,516
Interest bearing liabilities
Time deposits	$1,689,653	$4,120	0.98%	$1,774,732	$4,124	0.92%
Money market	1,247,333	1,067	0.34%	1,081,968	780	0.29%
Interest bearing demand	1,370,957	648	0.19%	1,286,737	529	0.16%
Savings	419,588	227	0.22%	426,686	236	0.22%
Total interest bearing deposits	4,727,531	6,062	0.52%	4,570,123	5,669	0.49%
Short-term borrowings and FHLB advances	460,892	532	0.46%	515,302	365	0.28%
Long-term borrowings	85,986	1,511	7.07%	85,438	1,441	6.69%
Total interest bearing liabilities	5,274,409	$8,105	0.62%	5,170,863	$7,475	0.57%
Non-interest bearing demand	1,138,782			1,114,932
Other liabilities	42,418			44,479
Shareholders’ equity	994,813			1,002,242
Total liabilities and shareholders’ equity	$7,450,422			$7,332,516
Net interest income and spread		$61,786	3.50%		$62,491	3.57%
Net interest margin			3.64%			3.70%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended March 31, 2016 Compared to Three Months Ended December 31, 2015 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$1,308	$(1,334)	$(26)
Investment securities (1)	15	113	128
Interest bearing deposits in other banks	27	34	61
Other earning assets	(218)	(20)	(238)
Total interest income	1,132	(1,207)	(75)
Interest expense
Time deposits	(203)	199	(4)
Money market	129	158	287
Interest bearing demand	36	83	119
Savings	(4)	(5)	(9)
Short-term borrowings and FHLB advances	(42)	209	167
Long-term borrowings	9	61	70
Total interest expense	(75)	705	630
Change in net interest income	$1,207	$(1,912)	$(705)
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.
Three months ended March 31, 2016 compared to three months ended March 31, 2015:
Net interest income for the three months ended March 31, 2016 increased by $1.6 million, to $61.4 million. The net interest margin declined 32 basis points to 3.64% from 3.96% and the net interest spread declined to 3.50% from 3.83%. Loan yields declined to 4.52% from 4.88% due to the lower average yield on new loans compared to the yields of the Company's legacy acquired loans. Partially offsetting the decline in yields, was the increase in new loan balances. During the quarter, we originated new loans of $296.4 million with an average yield of 3.73%, as compared to $316.5 million new loans with an average yield of 3.67% originated during the three months ended March 31, 2015. New loans represent 77% of our total loan portfolio, up from 74% at March 31, 2015. Investment securities yields increased 26 basis points to 2.32% due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased two basis points to 0.17%. The cost of total deposits increased eight basis points to 0.42% mainly due to re-pricing of deposits as a result of the federal funds rate increase in December 2015 and increased money market balances. Total funding cost increased six basis points to 0.51%.

(Dollars in thousands)	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,611,488	$63,009	4.52%	$5,044,763	$60,710	4.88%
Investment securities	1,122,523	6,483	2.32%	1,014,448	5,141	2.06%
Interest bearing deposits in other banks	73,188	84	0.46%	58,654	33	0.23%
Other earning assets	25,136	315	5.04%	50,803	688	5.49%
Total interest earning assets	6,832,335	69,891	4.11%	6,168,668	66,572	4.38%
Non-interest earning assets	618,087			685,654
Total assets	$7,450,422			$6,854,322
Interest bearing liabilities
Time deposits	$1,689,653	$4,120	0.98%	$1,409,605	$2,999	0.86%
Money market	1,247,333	1,067	0.34%	914,385	554	0.25%
Interest bearing demand	1,370,957	648	0.19%	1,397,011	592	0.17%
Savings	419,588	227	0.22%	496,907	265	0.22%
Total interest bearing deposits	4,727,531	6,062	0.52%	4,217,908	4,410	0.42%
Short-term borrowings and FHLB advances	460,892	532	0.46%	319,901	182	0.23%
Long-term borrowings	85,986	1,511	7.07%	137,394	1,725	5.09%
Total interest bearing liabilities	5,274,409	8,105	0.62%	4,675,203	6,317	0.55%
Non-interest bearing demand	1,138,782			1,066,401
Other liabilities	42,418			51,653
Shareholders’ equity	994,813			1,061,065
Total liabilities and shareholders’ equity	$7,450,422			$6,854,322
Net interest income and spread		$61,786	3.50%		$60,255	3.83%
Net interest margin			3.64%			3.96%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$6,534	$(4,235)	$2,299
Investment securities (1)	581	761	1,342
Interest bearing deposits in other banks	10	41	51
Other earning assets	(325)	(48)	(373)
Total interest income	6,800	(3,481)	3,319
Interest expense
Time deposits	646	475	1,121
Money market	241	272	513
Interest bearing demand	(11)	67	56
Savings	(42)	4	(38)
Short-term borrowings and FHLB advances	105	245	350
Long-term borrowings	(770)	556	(214)
Total interest expense	169	1,619	1,788
Change in net interest income	$6,631	$(5,100)	$1,531
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Provision for Loan and Lease Losses
The following table presents the provision for loan and lease losses for PCI and non-PCI Loans for the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Provision (reversal) for loan and lease losses on PCI Loans	$(9)	$(1,926)
Provision for loan and lease losses on non-PCI Loans	1,384	1,085
Provision for Loan and Lease Losses	$1,375	$(841)
Three months ended March 31, 2016 compared to three months ended March 31, 2015:
The provision for loan and lease losses for the three months ended March 31, 2016 was $1.4 million compared to a provision reversal of $0.8 million for the three months ended March 31, 2015. The change is primarily due to a $1.9 million reversal of impairment associated with PCI Loans in the prior year. This reversal of impairment was due to improvements in our expectations of cash flows resulting from higher than anticipated payoffs and resolutions. The provision on the new loan portfolio was $1.4 million for the three months ended March 31, 2016, as compared to $1.1 million for the three months ended March 31, 2015.
The table below illustrates the impact of our first quarter of 2016 estimates of expected cash flows on PCI Loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance	Weighted Average Note Rate	Weighted Average Life (Years)
Non-covered loan pools	24,479	5.67%	8.09%	1,008,417	4.68%	2.74

Non-interest Income
Three months ended March 31, 2016 compared to three months ended March 31, 2015:
Non-interest income declined $7.4 million, or 74%, to $2.6 million for the three months ended March 31, 2016 from $9.9 million for the three months ended March 31, 2015. The decline was mainly driven by the termination of the FDIC loss share agreements, which resulted in additional FDIC indemnification asset expense of $6.7 million year over year, and $0.5 million decrease in investment advisory and trust fees.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Service charges on deposit accounts	$4,811	$4,705
Debit card income	3,086	2,964
Fees on mortgage loans originated and sold	971	1,147
Investment advisory and trust fees	497	1,006
FDIC indemnification asset expense	—	(2,439)
Termination of loss share agreements	(9,178)	—
Investment securities gains (losses), net	40	90
OREO revenues	94	196
Earnings on bank owned life insurance policies	398	382
Wire transfer fees	203	201
Participated loan fees	672	483
Other income	972	1,185
Total non-interest income	$2,566	$9,920
Non-interest Expense
Three months ended March 31, 2016 compared to three months ended March 31, 2015:
Non-interest expense declined $5.7 million, or 11%, to $46.9 million for the three months ended March 31, 2016 from $52.6 million for the three months ended March 31, 2015. The improvement was mainly due to the absence of a $2.3 million restructuring charge in the first quarter from consolidation of facilities and severance, a reduction of $1.7 million in employee compensation as a result of cost savings initiatives, and a reduction of $1.7 million in the OREO valuation, foreclosed asset and loan workout expense components of our legacy credit expenses.
Partially offsetting the decline, were $1.7 million of conversion and merger related expenses incurred as part of CommunityOne acquisition costs.
Our efficiency ratios for the three months ended March 31, 2016 and 2015 were 73.42% and 75.59%, respectively. Our core efficiency ratios for the three months ended March 31, 2016 and 2015 were 61.63% and 71.86%, respectively.
OREO sales during the three months ended March 31, 2016 resulted in $7.1 million in cash proceeds, including $0.7 million in net gains, reducing our OREO balance by 8% from December 31, 2015.
The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Salaries and employee benefits	$22,162	$23,881
Stock-based compensation expense	317	284
Net occupancy and equipment expense	7,703	8,129
Computer services	3,575	3,397
Software expense	2,036	2,142
Telecommunication expense	1,532	1,380
OREO valuation expense	467	1,390
Net gains on sales of OREO	(679)	(7)
Foreclosed asset related expense	285	674
Loan workout expense	244	623
Conversion and merger related expense	1,687	—
Professional fees	1,612	1,734
Losses on extinguishment of debt	—	—
Restructuring charges, net	142	2,341
Contingent value right expense	—	116
Regulatory assessments	1,275	1,695
Amortization of intangibles	929	920
Other expense	3,651	3,948
Total non-interest expense	$46,938	$52,647

Legacy credit expenses for the three months ended March 31, 2016 and 2015 are presented below:

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Provision (reversal) on legacy loans	$9	$(1,926)
FDIC indemnification asset expense	—	2,439
OREO valuation expense	467	1,390
Termination of loss share agreements	9,178	—
Net gains on sales of OREO	(679)	(7)
Foreclosed asset related expense	285	674
Loan workout expense	244	623
Salaries and employee benefits	522	832
Total legacy credit expenses	$10,026	$4,025

The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three months ended March 31, 2016 and 2015 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Net interest income	$61,367	$59,729

Reported non-interest income	$2,566	$9,920
Less: Termination of loss share agreements	9,178	—
Securities (gains)	(40)	(90)
Core non-interest income	$11,704	$9,830

Reported non-interest expense	$46,938	$52,647
Less: Stock-based compensation	—	95
Contingent value right expense	—	116
Conversion costs and merger tax deductible	1,107	—
Legal merger non deductible	580	—
Restructuring expense	142	2,341
Severance expense	75	111
Core non-interest expense	$45,034	$49,984

Efficiency ratio	73.42%	75.59%
Core efficiency ratio	61.63%	71.86%

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

Income Taxes
The provision for income taxes was $5.8 million and $6.5 million for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate was 37% and 36% for these periods, respectively. The change in effective income tax rate was mainly due to lower tax-exempt interest income.
At March 31, 2016 and December 31, 2015, the Company had no amounts recorded for uncertain tax positions and no unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 12. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.

Financial Condition
Our assets totaled $7.5 billion at March 31, 2016 and $7.4 billion at December 31, 2015. During the first quarter 2016, the loan portfolio was relatively flat compared to December 31, 2015. New loans of $296.4 million were offset by $28.7 million in resolutions of problem loans and $265.5 million in net principal repayments. Investment securities increased by $15.0 million mainly due to $39.5 million of investment purchases and change in market valuation on available for sale investment securities of $9.4 million, partially offset by $33.9 million of principal reductions and amortization. Total deposits increased by $80 million or 1.4% to $5.9 billion at March 31, 2016 compared to $5.9 billion at December 31, 2015. Core deposits increased by $212.9 million. Savings deposits increased by $1.2 million, interest bearing demand deposits increased by $19.6 million, non-interest bearing checking accounts increased $69.7 million, and money market balances increased $122.5 million. Core deposits represent

70.3% and 67.6% of total deposits at March 31, 2016 and December 31, 2015, respectively. Partially offsetting the increase in core deposits was a decrease in higher rate brokered deposits and time deposits of $133.4 million. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $503.4 million and $559.1 million at March 31, 2016 and December 31, 2015, respectively. FHLB advances decreased by $60.0 million to $400.8 million at March 31, 2016 compared to $460.9 million at December 31, 2015.
Shareholders’ equity was $1.0 billion at March 31, 2016 and December 31, 2015. The Company’s Board of Directors has authorized a stock repurchase plan of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the three months ended March 31, 2016, the Company repurchased $4.4 million, or 148,300 common shares at an average price of $29.61 per share. As of March 31, 2016, the Company has repurchased a total of $298.6 million, or 12,344,660 common shares at an average price of $24.19 per share, and had $101.4 million remaining under the current board authorized stock repurchase program.
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

(Dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Net Income	$9,840	$11,389
Adjustments
Non-interest income
Termination of loss share agreements	$9,178	$—
Security (gains) losses	$(40)	$(90)
Non-interest expense
Stock-based compensation expense	—	95
Contingent value right expense	—	116
Severance expense	75	111
Conversion costs and merger tax deductible	1,107	—
Legal merger non deductible	580	—
Restructuring charges	142	2,341
Tax effect of adjustments	(3,999)	(986)
Core Net Income	$16,883	$12,976

Average Assets	$7,450,422	$6,854,322

ROA	0.53%	0.66%
Core ROA	0.91%	0.76%

Loans
Our loan portfolio is our largest earning asset. Our strategy is to increase the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives.

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	March 31, 2016		December 31, 2015		Year to Date Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$850,766	15.1%	$866,392	15.4%	$(15,626)	(1.8)%
Other commercial construction and land	194,971	3.5%	196,795	3.5%	(1,824)	(0.9)%
Multifamily commercial real estate	75,737	1.3%	80,708	1.4%	(4,971)	(6.2)%
1-4 family residential construction and land	96,703	1.7%	93,242	1.7%	3,461	3.7%
Total commercial real estate	1,218,177	21.6%	1,237,137	22.0%	(18,960)	(1.5)%
Owner occupied commercial real estate	1,095,460	19.4%	1,104,972	19.6%	(9,512)	(0.9)%
Commercial and industrial	1,375,233	24.5%	1,309,704	23.3%	65,529	5.0%
Lease financing	1,088	—%	1,256	—%	(168)	(13.4)%
Total commercial	2,471,781	43.9%	2,415,932	42.9%	55,849	2.3%
1-4 family residential	1,015,071	18.1%	1,017,791	18.1%	(2,720)	(0.3)%
Home equity loans	368,510	6.5%	375,276	6.7%	(6,766)	(1.8)%
Other consumer loans	401,971	7.1%	436,478	7.7%	(34,507)	(7.9)%
Total consumer	1,785,552	31.7%	1,829,545	32.5%	(43,993)	(2.4)%
Other	159,447	2.8%	150,102	2.6%	9,345	6.2%
Total loans	$5,634,957	100.0%	$5,632,716	100.0%	$2,241	—%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	March 31, 2016
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$528,675	$41,750	$280,341	$850,766
Other commercial construction and land	118,279	190	76,502	194,971
Multifamily commercial real estate	48,426	5,563	21,748	75,737
1-4 family residential construction and land	93,861	—	2,842	96,703
Total commercial real estate	789,241	47,503	381,433	1,218,177
Owner occupied commercial real estate	856,384	35,621	203,455	1,095,460
Commercial and industrial	1,290,852	5,784	78,597	1,375,233
Lease financing	1,088	—	—	1,088
Total commercial	2,148,324	41,405	282,052	2,471,781
1-4 family residential	745,534	32,929	236,608	1,015,071
Home equity loans	151,483	144,066	72,961	368,510
Other consumer loans	395,455	3,760	2,756	401,971
Total consumer	1,292,472	180,755	312,325	1,785,552
Other	124,754	2,086	32,607	159,447
Total loans	$4,354,791	$271,749	$1,008,417	$5,634,957

(Dollars in thousands)	December 31, 2015
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,877	196,795
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,176	1,237,137
Owner occupied commercial real estate	858,068	36,927	209,977	1,104,972
Commercial and industrial	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,106	2,415,932
1-4 family residential	733,349	34,459	249,983	1,017,791
Home equity loans	148,855	151,437	74,984	375,276
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	189,807	328,188	1,829,545
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$287,227	$1,067,308	$5,632,716
During the three months ended March 31, 2016, our loan portfolio increased by $2.2 million, as $296.4 million of new loans were partially offset by $28.7 million in resolutions of problem loans and $265.5 million in net principal repayments. New and acquired non-impaired loans represent 82.1% of our total loan portfolio as compared to 81.1% at December 31, 2015.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. New loan production during the first quarter 2016 was absent of indirect auto lending, which contributed $65.0 million during the prior quarter ended December 31, 2015. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 48.9% and 21.0%, respectively, of new loan production for the three months ended March 31, 2016.
The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Three Months Ended
	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$32,948	11.1%	$42,341	8.7%
Other commercial construction and land	36,821	12.4%	37,056	7.6%
Multifamily commercial real estate	1,176	0.4%	2,844	0.6%
1-4 family residential construction and land	18,425	6.2%	16,092	3.3%
Total commercial real estate	89,370	30.1%	98,333	20.2%
Owner occupied commercial real estate	19,802	6.7%	77,311	15.9%
Commercial and industrial	125,068	42.2%	139,371	28.6%
Total commercial	144,870	48.9%	216,682	44.5%
1-4 family residential	41,386	14.0%	75,345	15.5%
Home equity loans	10,043	3.4%	16,150	3.3%
Other consumer loans	8,973	3.0%	75,404	15.5%
Total consumer	60,402	20.4%	166,899	34.3%
Other	1,763	0.6%	5,030	1.0%
Total loans	$296,405	100.0%	$486,944	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively.

Florida, North Carolina, South Carolina and Tennessee accounted for 25.3%, 33.4%, 14.2% and 27.1%% of our new loans, respectively, for the three months ended March 31, 2016. Florida, North Carolina, South Carolina and Tennessee accounted for 29.8%, 31.6%, 9.3% and 29.4% of our new loans, respectively, for the three months ended December 31, 2015.

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
We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank of the South where the FDIC reimbursed us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans (expired in the third quarter of 2015 but required sharing of recoveries until 2018) and a ten-year period for residential loans (expiring in the third quarter of 2020). We refer to all other loans as “non-covered loans.” These are new loans we originate or purchase, loans acquired through the acquisitions of Capital Bank, TIB Bank, Green Bank and Southern Community Bank and Trust and certain loans of the Failed Banks that we acquired, which are no longer covered by any loss sharing agreement as of January 1, 2016.

Covered Loans
On March 18, 2016, the Bank entered into an agreement to terminate all existing loss share agreements with the FDIC effective January 1, 2016. All rights and obligations of the Bank and the FDIC under these FDIC loss share agreements have been resolved and terminated under this agreement. Covered loans and OREO that were subject to the loss share agreements were reclassified and are presented as non-covered as of March 31, 2016. As of December 31, 2015, covered loans were $73.5 million, representing 1.3% of our loan portfolio of which 1.0% were past due 30-89 days, 3.8% were nonperforming PCI (of which 1.8% were >90 days past due and still accreting) and 1.3% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date.
We managed credit risk associated with loans covered under loss sharing agreements in the same manner as credit risk associated with non-covered loans. This included following consistent policies and procedures relating to the process of working with borrowers in efforts to resolve problem loans resulting in the lowest losses possible and collection including foreclosure, repossession and the ultimate liquidation of any applicable underlying collateral. The loss sharing agreements also contained certain restrictions and conditions which, among other things, provide that certain credit risk management strategies such as loan sales, under certain conditions, could be prohibited under the agreements and may lead to the termination of coverage of any applicable losses on the related loans.
Collection of loss claims under the loss sharing agreements required extensive and specific recordkeeping and incremental quarterly reporting to the FDIC on the status of covered loans. The loss claims filed and the related reporting on covered loans to the FDIC were subject to review and approval by the FDIC and various subcontractors utilized by the FDIC. The requirements for such reporting and interpretations thereof were occasionally revised by the FDIC and its subcontractors. Such changes along with our ability to comply with the requirements and revisions required interpretation and can lead to delays in the collection of claims on losses incurred. Additionally, the loss sharing agreements provided for regular examination of compliance with loss sharing agreements including reviews of relevant policies and procedures and detailed audits of claims filed.

Non-Covered Loans
As of March 31, 2016, non-covered loans were $5.6 billion, representing 100.0% of our loan portfolio, of which 0.2% were past due 30-89 days, 1.0% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2015, non-covered loans were $5.6 billion, representing 98.7% of our loan portfolio, of which 0.2% were past due 30-89 days, 1.0% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.1% were nonaccrual.
At March 31, 2016, 17.9% of the non-covered loans were acquired impaired loans. These acquired loans had disproportionate commercial real estate concentrations. In connection with the acquisitions, we applied acquisition accounting adjustments to the acquired non-covered loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.

Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	March 31, 2016				December 31, 2015
	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$—	—%	—%	—%	$—	—%	—%	—%
Other commercial construction and land	—	—%	—%	—%	123	—%	—%	—%
Multifamily commercial real estate	—	—%	—%	—%	—	—%	—%	—%
1-4 family residential construction and land	—	—%	—%	—%	—	—%	—%	—%
Total commercial real estate	—	—%	—%	—%	123	—%	—%	—%
Owner occupied commercial real estate	—	—%	—%	—%	67	—%	—%	—%
Commercial and industrial loans	—	—%	—%	—%	—	—%	—%	—%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	—	—%	—%	—%	67	—%	—%	—%
1-4 family residential	—	—%	—%	—%	40,887	0.6%	6.6%	0.1%
Home equity loans	—	—%	—%	—%	32,425	1.6%	0.4%	2.8%
Other consumer loans	—	—%	—%	—%	—	—%	—%	—%
Total consumer	—	—%	—%	—%	73,312	1.0%	3.8%	1.3%
Other	—	—%	—%	—%	—	—%	—%	—%
Total covered loans	$—	—%	—%	—%	$73,502	1.0%	3.8%	1.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$850,766	—%	0.3%	0.1%	$866,392	—%	0.3%	0.2%
Other commercial construction and land	194,971	—%	7.8%	0.1%	196,672	0.5%	8.7%	0.1%
Multifamily commercial real estate	75,737	0.4%	0.4%	0.1%	80,708	—%	0.4%	0.1%
1-4 family residential construction and land	96,703	—%	—%	—%	93,242	—%	—%	—%
Total commercial real estate	1,218,177	—%	1.5%	0.1%	1,237,014	0.1%	1.6%	0.1%
Owner occupied commercial real estate	1,095,460	0.1%	0.8%	0.1%	1,104,905	0.1%	0.7%	0.1%
Commercial and industrial loans	1,375,233	—%	1.2%	0.1%	1,309,704	—%	1.2%	0.1%
Lease financing	1,088	—%	—%	—%	1,256	—%	—%	—%
Total commercial	2,471,781	0.1%	1.0%	0.1%	2,415,865	0.1%	1.0%	0.1%
1-4 family residential	1,015,071	0.2%	1.1%	0.1%	976,904	0.2%	1.0%	0.1%
Home equity loans	368,510	0.8%	0.6%	0.6%	342,851	0.7%	0.5%	0.5%
Other consumer loans	401,971	0.6%	—%	0.4%	436,478	0.9%	—%	0.3%
Total consumer	1,785,552	0.4%	0.7%	0.3%	1,756,233	0.5%	0.7%	0.2%
Other	159,447	—%	—%	—%	150,102	—%	—%	—%
Total non-covered loans	$5,634,957	0.2%	1.0%	0.2%	$5,559,214	0.2%	1.0%	0.1%
Total loans	$5,634,957	0.2%	1.0%	0.2%	$5,632,716	0.2%	1.1%	0.2%
Of the loans that were non-performing PCI as December 31, 2015, $2.8 million (or approximately 4.8%) were covered by loss sharing agreements with the FDIC. Of these loans $1.3 million (or approximately 2.2%) were >90 days past due and still accreting as of December 31, 2015. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of March 31, 2016 declined by $3.6 million, or 5%, to $64.6 million as compared to $68.1 million at December 31, 2015. The change in non-performing loans during the three months ended March 31, 2016 was attributable to $4.5 million in resolutions and $1.0 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $3.5 million of loans that became non-performing.

During the three months ended March 31, 2016, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 19.6% consisted of residential loans and 80.4% consisted of commercial real estate loans. The customer-owed principal balances and carrying amounts as of March 31, 2016 and December 31, 2015 are set forth in the tables below:

(Dollars in thousands)	March 31, 2016
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Non-covered Portfolio
Non-owner occupied commercial real estate	$968,182	$850,766	87.9%	$3,940	0.5%
Other commercial construction and land	502,633	194,971	38.8%	15,380	7.9%
Multifamily commercial real estate	89,086	75,737	85.0%	391	0.5%
1-4 family residential construction and land	130,513	96,703	74.1%	—	—%
Total commercial real estate	1,690,414	1,218,177	72.1%	19,711	1.6%
Owner occupied commercial real estate	1,170,321	1,095,460	93.6%	9,629	0.9%
Commercial and industrial loans	1,484,828	1,375,233	92.6%	16,923	1.2%
Lease financing	1,088	1,088	100.0%	—	—%
Total commercial	2,656,237	2,471,781	93.1%	26,552	1.1%
1-4 family residential	1,102,970	1,015,071	92.0%	12,080	1.2%
Home equity loans	427,015	368,510	86.3%	4,298	1.2%
Other consumer loans	409,213	401,971	98.2%	1,857	0.5%
Total consumer	1,939,198	1,785,552	92.1%	18,235	1.0%
Other	182,547	159,447	87.3%	69	—%
Total non-covered loans	$6,468,396	$5,634,957	87.1%	$64,567	1.1%
Total loans	$6,468,396	$5,634,957	87.1%	$64,567	1.1%

(1)	The carrying amount for total non-covered loans represents a discount from the total gross customer balance of $833.4 million or 12.9%.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

(Dollars in thousands)	December 31, 2015
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$—	$—	—%	$—	—%
Other commercial construction and land	1,131	123	10.9%	—	—%
Multifamily commercial real estate	—	—	—%	—	—%
1-4 family residential construction and land	165	—	—%	—	—%
Total commercial real estate	1,296	123	9.5%	—	—%
Owner occupied commercial real estate	48	67	139.6%	—	—%
Commercial and industrial loans	—	—	—%	—	—%
Lease financing	—	—	—%	—	—%
Total commercial	48	67	139.6%	—	—%
1-4 family residential	57,381	40,887	71.3%	2,736	6.7%
Home equity loans	47,818	32,425	67.8%	1,021	3.1%
Other consumer loans	184	—	—%	—	—%
Total consumer	105,383	73,312	69.6%	3,757	5.1%
Other	—	—	—%	—	—%
Total covered loans	$106,727	$73,502	68.9%	$3,757	5.1%
Non-covered Portfolio
Non-owner occupied commercial real estate	$985,618	$866,392	87.9%	$4,403	0.5%
Other commercial construction and land	509,293	196,672	38.6%	17,203	8.7%
Multifamily commercial real estate	94,148	80,708	85.7%	412	0.5%
1-4 family residential construction and land	126,831	93,242	73.5%	—	—%
Total commercial real estate	1,715,890	1,237,014	72.1%	22,018	1.8%
Owner occupied commercial real estate	1,182,942	1,104,905	93.4%	9,192	0.8%
Commercial and industrial loans	1,420,177	1,309,704	92.0%	16,960	1.3%
Lease financing	1,256	1,256	100.0%	—	—%
Total commercial	2,604,375	2,415,865	92.8%	26,152	1.1%
1-4 family residential	1,047,300	976,904	93.3%	11,062	1.1%
Home equity loans	388,229	342,851	88.3%	3,534	1.0%
Other consumer loans	442,228	436,478	98.7%	1,542	0.4%
Total consumer	1,877,757	1,756,233	93.5%	16,138	0.9%
Other	173,669	150,102	86.4%	74	—%
Total non-covered loans	$6,371,691	$5,559,214	87.2%	$64,382	1.2%
Total loans	$6,478,418	$5,632,716	86.9%	$68,139	1.2%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $33.2 million, or 31.1%, and $812.5 million, or 12.8%, respectively.

(2)	Includes loans greater than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At March 31, 2016, the allowance for loan and lease losses was $45.3 million, of which $24.5 million was associated with PCI loans and $20.8 million related to new loans or acquired non-PCI loans. At March 31, 2016, the allowance for loan and lease losses represents 0.80% of our total $5.6 billion loan portfolio. At December 31, 2015, the allowance for loan and lease losses was $45.0 million, of which $24.5 million was associated with PCI loans and $20.5 million related to new loans or acquired non-PCI loans. At December 31, 2015, the allowance for loan and lease losses represented 0.80% of our total $5.6 billion loan portfolio.
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
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three months ended March 31, 2016 and 2015 by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	March 31, 2016			March 31, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,546	$24,488	$45,034	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	(1)	—	(1)	—	—	—
Other commercial construction and land	—	—	—	(8)	—	(8)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(1)	—	(1)	(8)	—	(8)
Owner occupied commercial real estate	(80)	—	(80)	(112)	—	(112)
Commercial and industrial loans	(1)	—	(1)	(54)	—	(54)
Lease financing	—	—	—	—	—	—
Total commercial	(81)	—	(81)	(166)	—	(166)
1-4 family residential	—	—	—	(215)	—	(215)
Home equity loans	(61)	—	(61)	(160)	—	(160)
Other consumer loans	(1,129)	—	(1,129)	(867)	—	(867)
Total consumer	(1,190)	—	(1,190)	(1,242)	—	(1,242)
Other	(552)	—	(552)	(483)	—	(483)
Total charge-offs	(1,824)	—	(1,824)	(1,899)	—	(1,899)
Recoveries:
Non-owner occupied commercial real estate	8	—	8	3	—	3
Other commercial construction and land	3	—	3	169	—	169
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	1	—	1	1	—	1
Total commercial real estate	12	—	12	173	—	173
Owner occupied commercial real estate	—	—	—	—	—	—
Commercial and industrial loans	38	—	38	151	—	151
Lease financing	—	—	—	—	—	—
Total commercial	38	—	38	151	—	151
1-4 family residential	5	—	5	4	—	4
Home equity loans	173	—	173	92	—	92
Other consumer loans	229	—	229	134	—	134
Total consumer	407	—	407	230	—	230
Other	221	—	221	200	—	200
Total recoveries	678	—	678	754	—	754
Net charge-offs	(1,146)	—	(1,146)	(1,145)	—	(1,145)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(51)	117	66	32	(167)	(135)
Other commercial construction and land	(103)	377	274	(204)	437	233
Multifamily commercial real estate	(14)	10	(4)	(4)	(25)	(29)
1-4 family residential construction and land	41	(32)	9	(29)	(54)	(83)
Total commercial real estate	(127)	472	345	(205)	191	(14)
Owner occupied commercial real estate	138	124	262	300	(117)	183
Commercial and industrial loans	306	159	465	(213)	(169)	(382)
Lease financing	—	—	—	1	(1)	—
Total commercial	444	283	727	88	(287)	(199)
1-4 family residential	(100)	(588)	(688)	107	(1,817)	(1,710)
Home equity loans	(155)	(215)	(370)	55	(13)	42
Other consumer loans	984	7	991	747	6	753
Total consumer	729	(796)	(67)	909	(1,824)	(915)
Other	338	32	370	293	(6)	287
Total provision (reversal) for loan and lease losses	1,384	(9)	1,375	1,085	(1,926)	(841)

Allowance for loan and lease losses at the end of the period	$20,784	$24,479	$45,263	$21,295	$26,930	$48,225

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016			December 31, 2015
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$570,425	$1,238	0.2%	$563,640	$1,282	0.2%
Other commercial construction and land	118,469	1,634	1.4%	110,918	1,735	1.6%
Multifamily commercial real estate	53,989	46	0.1%	57,099	59	0.1%
1-4 family residential construction and land	93,861	795	0.8%	90,304	753	0.8%
Total commercial real estate	836,744	3,713	0.4%	821,961	3,829	0.5%
Owner occupied commercial real estate	892,005	1,396	0.2%	894,995	1,338	0.1%
Commercial and industrial	1,296,636	8,000	0.6%	1,228,575	7,657	0.6%
Lease financing	1,088	—	—%	1,256	—	—%
Total commercial	2,189,729	9,396	0.4%	2,124,826	8,995	0.4%
1-4 family residential	770,393	2,176	0.3%	757,239	2,271	0.3%
Home equity loans	295,549	550	0.2%	300,292	593	0.2%
Other consumer loans	399,215	4,709	1.2%	433,257	4,625	1.1%
Total consumer	1,465,157	7,435	0.5%	1,490,788	7,489	0.5%
Other	126,840	240	0.2%	117,264	233	0.2%
Total loans	$4,618,470	$20,784	0.5%	$4,554,839	$20,546	0.5%

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

The following table summarizes criticized and classified loans at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016 (1)			December 31, 2015 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$—	$43,051	$43,051	$—	$57,066	$57,066
Other commercial construction and land	—	38,526	38,526	—	45,299	45,299
Multifamily commercial real estate	—	1,410	1,410	—	1,438	1,438
1-4 family residential construction and land	—	1,257	1,257	—	1,152	1,152
Total commercial real estate	—	84,244	84,244	—	104,955	104,955
Owner occupied commercial real estate	—	42,224	42,224	—	38,788	38,788
Commercial and industrial	—	36,562	36,562	—	39,646	39,646
Lease financing	—	—	—	—	—	—
Total commercial	—	78,786	78,786	—	78,434	78,434
1-4 family residential	—	27,647	27,647	4,362	26,288	30,650
Home equity loans	—	6,970	6,970	1,093	6,175	7,268
Other consumer loans	—	1,867	1,867	—	1,554	1,554
Total consumer	—	36,484	36,484	5,455	34,017	39,472
Other	—	1,676	1,676	—	1,716	1,716
Total loans	$—	$201,190	$201,190	$5,455	$219,122	$224,577
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $23.4 million, or 42% annualized, during the three months ended March 31, 2016 as a result of $1.0 million in transfers to other real estate owned and $27.9 million of pay downs, charge offs and upgrades. Loan downgrades of $5.5 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of March 31, 2016, there were 74 loans individually evaluated for impairment and 37 deemed impaired with a related allowance for loan and lease losses of $93 thousand. At December 31, 2015, there were 66 loans individually evaluated for impairment and 32 deemed impaired with a related allowance for loan and lease losses of $75 thousand.
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

(Dollars in thousands)	March 31, 2016			December 31, 2015
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$—	$8,526	$8,526	$938	$8,007	$8,945
Accruing/accreting loans delinquent 90 days or more	—	10,349	10,349	1,325	13,180	14,505
Accreting PCI loans <90 days with expected cash flows less than contractual	—	45,692	45,692	1,494	43,196	44,690
Total non-performing loans	—	64,567	64,567	3,757	64,383	68,140
Repossessed personal property	—	178	178	—	375	375
Other real estate owned	—	48,505	48,505	554	52,222	52,776
Total non-performing assets	$—	$113,250	$113,250	$4,311	$116,980	$121,291
Allowance for loan and lease losses		$45,263	$45,263	$4,472	$40,562	$45,034
Non-performing assets as a percent of total assets	—%	1.51%	1.51%	0.06%	1.57%	1.63%
Non-performing loans as a percent of total loans	—%	1.15%	1.15%	0.07%	1.14%	1.21%
Allowance for loan and lease losses as a percent of non-performing loans	—%	70.10%	70.10%	119.03%	63.00%	66.09%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans			0.45%			0.45%
At March 31, 2016 non-covered loans and December 31, 2015, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 4. Loans in our Consolidated Financial Statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at March 31, 2016 declined by $8.0 million to $113.3 million compared to $121.3 million at December 31, 2015, which represents an annualized decline of 26.5%. The change in non-performing assets was attributable to the net decline in non-performing loans and other real estate owned of $3.6 million and $4.3 million, respectively. The net decline in non-performing loans was due to $6.1 million in resolutions and $1.0 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $3.5 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $6.4 million, partially offset by acquisitions as noted above.

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

Trading securities related to our non-qualified deferred compensation program totaled $3.4 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively.
Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a low degree of credit and liquidity risk. The following tables set forth our investment securities as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$42,959	$39,812	6.0%	3.02%	12.64
Mortgage-backed securities—residential issued by government sponsored entities	611,433	620,864	93.5%	2.09%	4.55
Industrial revenue bonds	3,239	3,249	0.5%	2.09%	0.24
Total	$657,631	$663,925	100.0%	2.14%	5.02
Held-to-Maturity
U.S. Government agencies	$12,491	$12,947	2.8%	2.82%	5.17
Corporate bonds	74,016	71,248	15.2%	4.99%	4.83
State and political subdivisions—tax exempt	10,533	11,134	2.4%	3.38%	4.07
State and political subdivisions—taxable	526	550	0.1%	3.93%	2.82
Mortgage-backed securities—residential issued by government sponsored entities	362,917	371,493	79.5%	2.40%	4.14
Total	$460,483	$467,372	100.0%	2.83%	4.27

(Dollars in thousands)	December 31, 2015
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Corporate bonds	$22,870	$22,755	3.6%	2.56%	10.78
Mortgage-backed securities—residential issued by government sponsored entities	$614,176	$611,137	95.9%	2.10%	4.62
Industrial revenue bonds	3,409	3,437	0.5%	2.26%	0.24
Total	$640,455	$637,329	100.0%	2.11%	4.81
Held-to-maturity
U.S. Government agencies	$12,805	$13,035	2.7%	2.83%	5.21
Corporate bonds	70,059	69,658	14.7%	5.00%	5.23
State and political subdivisions—tax exempt	10,849	11,337	2.4%	3.31%	4.07
State and political subdivisions—taxable	528	545	0.1%	3.92%	3.07
Mortgage-backed securities—residential issued by government sponsored entities	378,264	380,559	80.1%	2.39%	4.13
Total	$472,505	$475,134	100.0%	2.81%	4.32

Contractual maturities of investment securities at March 31, 2016 and December 31, 2015 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
March 31, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$39,812	3.02%	$—	—%	$39,812	3.02%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	620,864	2.09%	620,864	2.09%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,249	2.09%	—	—%	3,249	2.09%
Total	$—	—%	$—	—%	$—	—%	$43,061	2.95%	$620,864	2.09%	$663,925	2.14%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$12,491	2.82%	$—	—%	$12,491	2.82%
Corporate bonds	—	—%	15,054	4.75%	58,962	5.05%	—	—%	—	—%	74,016	4.99%
State and political subdivisions—tax exempt	—	—%	4,257	3.19%	6,276	3.51%	—	—%	—	—%	10,533	3.38%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	526	3.93%	—	—%	526	3.93%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	362,917	2.40%	362,917	2.40%
Total	$—	—%	$19,311	4.37%	$65,238	4.89%	$13,017	2.87%	$362,917	2.40%	$460,483	2.83%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$22,755	2.56%	$—	—%	$22,755	2.56%
Mortgage-backed securities—residential issued by government sponsored entities	$—	—%	$—	—%	$—	—%	$—	—%	$611,137	2.10%	$611,137	2.10%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,437	2.26%	—	—%	3,437	2.26%
Total	$—	—%	$—	—%	$—	—%	$26,192	2.52%	$611,137	2.10%	$637,329	2.11%
Held-to-maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$12,805	2.83%	$—	—%	$12,805	2.83%
Corporate bonds	—	—%	15,059	4.75%	55,000	5.07%	—	—%	—	—%	70,059	5.00%
State and political subdivisions—tax exempt	—	—%	4,098	3.15%	6,751	3.41%	—	—%	—	—%	10,849	3.31%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	528	3.92%	—	—%	528	3.92%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	378,264	2.39%	378,264	2.39%
Total	$—	—%	$19,157	4.40%	$61,751	4.88%	$13,333	2.87%	$378,264	2.39%	$472,505	2.81%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at March 31, 2016 or December 31, 2015.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of March 31, 2016, our core deposits, which we define as demand deposits, savings and money market accounts, excluding brokered, increased by $212.9 million as compared to December 31, 2015. The sequential increase was mainly the result of the Company's continued focus on growing low-cost core deposits. Partially offsetting the increase was a decrease in higher rate brokered deposits and time deposits, which were down $133.4 million during the three months ended March 31, 2016. The average contractual rate on core deposits increased to 0.17% at March 31, 2016, from 0.16% at December 31, 2015,
Time deposit balances declined by $83.4 million during the three months ended March 31, 2016. At March 31, 2016, our wholesale time deposits declined by $95.8 million, while retail time deposits increased by $12.3 million as compared to December 31, 2015. The average contractual rate on time deposits increased to 1.00% from 0.96% at December 31, 2015. The total cost of deposits slightly increased to 0.42% during the three months ended March 31, 2016 from 0.41% at December 31, 2015, mainly as a result of the federal funds rate increase and overall increased money market balances.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016			December 31, 2015			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest bearing demand	$1,190,831	20.0%	—%	$1,121,160	19.1%	—%	$69,671	6.2%
Interest bearing demand	1,402,342	23.6%	0.19%	1,382,732	23.6%	0.19%	19,610	1.4%
Savings	420,073	7.1%	0.22%	418,879	7.1%	0.22%	1,194	0.3%
Money market	1,162,546	19.6%	0.31%	1,040,086	17.7%	0.29%	122,460	11.8%
Total core deposits	4,175,792	70.3%	0.17%	3,962,857	67.6%	0.16%	212,935	5.4%
Brokered money market	100,035	1.7%	0.56%	150,035	2.6%	0.55%	(50,000)	(33.3)%
Customer time deposits	1,391,867	23.4%	1.02%	1,379,525	23.5%	1.03%	12,342	0.9%
Wholesale time deposits	272,039	4.6%	0.92%	367,793	6.3%	0.72%	(95,754)	(26.0)%
Total time deposits	1,663,906	28.0%	1.00%	1,747,318	29.8%	0.96%	(83,412)	(4.8)%
Total deposits	$5,939,733	100.0%	0.41%	$5,860,210	100.0%	0.41%	$79,523	1.4%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2016		December 31, 2015
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand	$1,138,782	—%	$1,105,553	—%
Interest bearing
Interest bearing demand	1,370,957	0.19%	1,338,766	0.17%
Savings	419,588	0.22%	464,840	0.22%
Money market	1,247,333	0.34%	979,650	0.26%
Time deposits (1)	1,689,653	0.98%	1,574,100	0.92%
Total deposits	$5,866,313	0.42%	$5,462,909	0.37%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by maturity and deposit amount:

(Dollars in thousands)	March 31, 2016
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of Less than $100K	Total
Three or less	$114,211	$73,804	$188,015
Over three to six	103,706	53,857	157,563
Over six to twelve	157,452	99,888	257,340
Over twelve	638,260	422,728	1,060,988
Total deposits	$1,013,629	$650,277	$1,663,906

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
As of March 31, 2016 and December 31, 2015, we had 11.57% and 11.46% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net. Tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.
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

(Dollars in thousands)
	March 31, 2016	December 31, 2015
Total shareholders' equity	$996,993	$986,265
Less: goodwill and intangible assets	(148,688)	(149,622)
Tangible common equity	$848,305	$836,643
Total assets	$7,479,798	$7,449,479
Less: goodwill and intangible assets	(148,688)	(149,622)
Tangible assets	$7,331,110	$7,299,857
Tangible common equity ratio	11.57%	11.46%
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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars and shares in thousands, except per share amounts)
	March 31, 2016	December 31, 2015
Total shareholders' equity	$996,993	$986,265
Less: goodwill and intangible assets, net of taxes	(143,304)	(143,849)
Tangible book value	$853,689	$842,416
Common shares outstanding	43,189	43,143
Book value per share	$23.08	$22.86
Tangible book value per share	$19.77	$19.53
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of March 31, 2016, we had a Tier 1 leverage ratio of 12.5%, which provided us with $327.7 million in excess capital relative to our longer-term target of 8%. As of March 31, 2016, Capital Bank Corporation. had an 11.1% Tier 1 leverage ratio, a 13.0% Tier 1 common capital ratio, a 13.0% Tier 1 risk-based ratio and a 13.7% Total risk-based capital ratio.
As of December 31, 2015, we had a Tier 1 leverage ratio of 12.7%, which provided us with $335.1 million in excess capital relative our longer-term planning target of 8%. As of December 31, 2015, Capital Bank Corporation. had a 11.1% Tier 1 leverage ratio, a 12,9% Tier I common capital ratio, a 12.9% Tier 1 risk-based ratio and an 13.7% total risk-based capital ratio.

The minimum ratios along with the actual ratios for us and Capital Bank Corporation as of March 31, 2016 and December 31, 2015 are presented in the following tables:

(Dollars in thousands)			Actual
March 31, 2016	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2016	December 31, 2015
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	12.5%	12.7%
Bank	≥ 5.0%	≥ 4.0%	11.1%	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	13.4%	13.6%
Bank	≥ 6.5%	≥ 4.5%	13.0%	12.9%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	14.6%	14.7%
Bank	≥ 8.0%	≥ 6.0%	13.0%	12.9%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	15.3%	15.5%
Bank	≥ 10.0%	≥ 8.0%	13.7%	13.7%

	Actual
(Dollars in thousands)	March 31, 2016	December 31, 2015
CBF Consolidated
Tier 1 Leverage Capital	$910,379	$908,600
Excess Tier 1 Leverage Capital:
vs. 8% target	327,657	335,115
Capital Bank Corporation
Tier 1 Leverage Capital	807,988	793,722
Excess Tier 1 Leverage Capital:
vs. 8% target	225,851	221,304
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of March 31, 2016, our capital buffer would be 5.7%; well exceeding the 2.5% 2019 requirement.
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

Dividend Program
On April 21, 2016, the Company's board of directors approved a quarterly common dividend of $0.10 per share payable on May 25, 2016, to shareholders of record as of May 11, 2016.
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
As of March 31, 2016 and December 31, 2015, cash and liquid securities totaled 17.5% and 16.9% of assets, respectively, providing ample liquidity to support our existing bank franchise. As of March 31, 2016 and December 31, 2015, the ratio of wholesale to total funding was 16.7%, and 19.4%, respectively, which is below our policy limit of 25%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At March 31, 2016 and December 31, 2015, there were $400.8 million and $460.9 million, respectively, in FHLB advances outstanding. In addition, we had $15.4 million and $25.4 million in letters of credit outstanding as of March 31, 2016 and December 31, 2015, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $540.3 million and $416.9 million, respectively.
We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.
As of March 31, 2016 and December 31, 2015, our holding company had cash of approximately $84.9 million and $95.3 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The decrease in cash was due to $4.4 million of common share buybacks and $4.3 million in dividends paid to shareholders during the first quarter of 2016.

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At March 31, 2016, approximately 54% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of less than five years. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At March 31, 2016, securities accounted for 15% of assets, and the effective duration of the portfolio was 3.3 years with limited extension risk to 4.0 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At March 31, 2016, core deposits accounted for 70% of total deposits, and checking balances accounted for 62% of core deposits.
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
If a predefined immediate parallel rate shock cannot be modeled due to the low level of interest rates, a proportional rate shock and policy limit applies and all other declining rate shocks will be suspended until such scenarios can be modeled. Because of the current low level of interest rates, the minus 100, minus 200 and minus 300 rate shocks have been suspended. The maximum negative impact on forecast net interest income and economic value of equity in a minus 50 basis point immediate parallel shift in interest rates is measured on a proportional basis. In addition to monitoring our compliance with these policies, management undertakes additional analysis, considering a wide range of possible interest rate fluctuations, including changes in the shape of the yield curve, and assessing the sensitivity of these results to key assumptions, including the behavior of depositors and loan customers.
Based upon the current interest rate environment, as of March 31, 2016, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$23,475	9.4%	$67,860	7.0%
200	16,706	6.7%	57,750	5.9%
100	8,880	3.6%	36,959	3.8%
—	—	—%	—	—%
(50)	(5,628)	(2.3)%	(31,570)	(3.2)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps and cash flow hedges. As of March 31, 2016, we were in compliance with all of the limits and policies established by our Board of Directors in predefined plus rate shocks and moved temporarily out of compliance in the minus 50 basis point proportional rate shocks. We continuously evaluate all balance sheet strategies to optimize the Company’s interest rate risk position and plan to take prudent and deliberate actions which we anticipate will moderate our asset sensitivity and move the Company back into compliance with the limits and policies established by our Board of Directors. As a component of these strategies, the Company has entered into $235.0 million of notional receive-fixed interest rate swaps during the three months ended March 31, 2016.
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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

From time to time we are party to various litigation matters incidental to the conduct of our business. On January 16, 2016, a case captioned Robert Garfield v. Capital Bank Financial Corp., et al., Index No. 2016-001194-CA-01 (Fla. Cir. Ct.) (the “Garfield Action”), was filed on behalf of a putative class of Capital Bank Financial shareholders against Capital Bank Financial, its directors, and CommunityOne in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida in connection with the merger. The complaint alleges, among other things, that the Capital Bank Financial director defendants breached their fiduciary duties by approving the merger, that CommunityOne aided and abetted such breaches, and that Capital Bank Financial, its directors and CommunityOne failed to disclose material information in connection with the merger. The complaint seeks, among other things, an order enjoining the merger, as well as other equitable relief and/or money damages, interest, costs, fees (including attorneys’ fees) and expenses.

On February 29, 2016, a case captioned Curtis R. Pendleton v. Robert L. Reid, et al., Case 5:16-cv-00037 (W.D.N.C.) (the “Pendleton Action”), was filed on behalf of a putative class of CommunityOne shareholders against CommunityOne, its directors, and Capital Bank Financial in the United States District Court for the Western District of North Carolina in connection with the merger. The complaint alleges, among other things, that certain defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by issuing a Registration/Joint Proxy Statement that, plaintiff alleges, is materially incomplete and misleading. On March 14, 2016, a case captioned Floyd Scrogham v. Robert L. Reid, et al., No. 5:16-cv-00045 (the “Scrogham Action”) was filed in the United States District Court for the Western District of North Carolina on behalf of a putative class of CommunityOne shareholders against CommunityOne, its directors, and Capital Bank Financial. The complaint in the Scrogham Action, like the complaint in the Pendleton Action, alleges, among other things, that certain defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by issuing a Registration/Joint Proxy Statement that, plaintiffs allege, is materially incomplete and misleading. The Pendleton and Scrogham Actions seek, among other things, an order enjoining the merger, as well as other equitable relief and/or money damages, interest, costs, fees (including attorneys’ fees) and expenses. On March 31, 2016, the Pendleton and Scrogham Actions were consolidated for all purposes under the caption In re CommunityOne Bancorp Consolidated Stockholder Litigation, No. 5:16-cv-00037 (the “Consolidated WDNC Action”).

On April 1, 2016, the parties to the Consolidated WDNC Action filed with the Court a memorandum of understanding in which the parties agreed on the terms of a settlement of those lawsuits. In connection with the settlement, CommunityOne made certain supplemental disclosures related to the merger on April 6, 2016. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement following completion of confirmatory discovery, consummation of the merger and final approval of the proposed settlement by the court. There can be no assurance that the parties to the Consolidated WDNC Action will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. If the proposed settlement is finally approved by the court, it will release all claims in the Consolidated WDNC Action that were or could have been brought challenging any aspect of the merger and any disclosures made in connection therewith and preclude further proceedings.

On April 4, 2016, the parties to the Garfield Action reached an agreement in principle regarding the settlement of the Garfield Action and entered into a stipulation of settlement. In connection with the settlement, Capital Bank Financial made certain supplemental disclosures related to the merger on April 6, 2016. The proposed settlement is conditional upon, among other things, the completion of confirmatory discovery, consummation of the merger and final approval of the proposed settlement by the court. If the proposed settlement is finally approved by the court, it will release all claims in the Garfield Action that were or could have been brought challenging any aspect of the merger and any disclosures made in connection therewith and preclude further proceedings. There can be no assurance that the settlement will be approved.

The defendants agreed to the settlement of these lawsuits to avoid the uncertainty, costs, distraction and disruption inherent in litigation and without admitting that further supplemental disclosure is required under any applicable rule, statute, regulation or law. Settlement hearings will be scheduled to consider the fairness, reasonableness, and adequacy of the proposed settlements following notice to the Capital Bank Financial and CommunityOne stockholders. If each of the proposed settlements is finally approved by the respective courts considering such settlements, the settlements will resolve and release all claims in the Garfield Action and the Consolidated WDNC Action that were or could have been brought challenging any aspect of the proposed merger or the merger agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement by the respective courts. In addition, in connection with the proposed settlements, the parties contemplate that plaintiffs’ counsel will seek awards of attorneys’ fees and expenses from each respective court. Capital Bank Financial, CommunityOne or their successors will pay or cause to be paid those attorneys’ fees and expenses awarded by the respective courts. There can be no assurance that the courts will approve the settlements.

ITEM 1A: RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSERT
RAPIMAG
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31	—	$—	—	$105,750,793
February 1-29	148,300	29.61	148,300	101,360,337
March 1-31	—	—	—	101,360,337
Total	148,300	$29.61	148,300	$101,360,337

During 2013, 2014 and 2015, the Company’s Board of Directors authorized stock repurchases of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time.
During the three months ended March 31, 2016, the Company did repurchase $4.4 million, or 148,300 common shares at an average price of $29.61 per share.
As of March 31, 2016, the Company has repurchased a total of $298.6 million or 12,344,660 common shares at an average price of $24.19 per share, and had $101.4 million remaining under the current board authorized stock repurchase program.
ITEM 3: DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 5, 2016, is incorporated herein by reference.

10.2	Form of Nonqualified Stock Option Agreement, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 5, 2016, is incorporated herein by reference.

31.1	Chief Executive Officer's certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer's certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer's certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer's certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANK FINANCIAL CORP.

Date:	May 4, 2016	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	May 4, 2016	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)