Form 10-Q
period 2016-06-30
Capital Bank Financial Corp.
filed 2016-07-29
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

Class A Voting Common Stock, $0.01 Par Value	26,372,303
Class B Non-Voting Common Stock, $0.01 Par Value	16,853,429
Class	Outstanding as of July 27, 2016

CAPITAL BANK FINANCIAL CORP.
FORM 10-Q
For the quarter ended June 30, 2016

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$84,038	$87,985
Interest-bearing deposits in other banks	135,977	56,711
Total cash and cash equivalents	220,015	144,696
Trading securities	3,536	3,013
Investment securities available-for-sale at fair value (amortized cost $637,072 and $640,455, respectively)	650,470	637,329
Investment securities held-to-maturity at amortized cost (fair value $477,731 and $475,134, respectively)	468,943	472,505
Loans held for sale	6,446	10,569
Loans, net of deferred loan costs and fees	5,738,459	5,622,147
Less: Allowance for loan and lease losses	44,883	45,034
Loans, net	5,693,576	5,577,113
Other real estate owned	44,236	52,776
FDIC indemnification asset	—	6,725
Receivable from FDIC	—	678
Premises and equipment, net	158,305	159,149
Goodwill	134,522	134,522
Intangible assets, net	13,231	15,100
Deferred income tax asset, net	92,277	105,316
Other assets	135,668	129,988
Total Assets	$7,621,225	$7,449,479
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,172,481	$1,121,160
Interest bearing demand	1,456,558	1,382,732
Money market	1,155,475	1,190,121
Savings	403,106	418,879
Time deposits	1,619,507	1,747,318
Total deposits	5,807,127	5,860,210
Federal Home Loan Bank advances	650,800	460,898
Short-term borrowings	16,785	12,410
Long-term borrowings	86,883	85,777
Accrued expenses and other liabilities	43,132	43,919
Total liabilities	6,604,727	6,463,214

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 37,237 issued and 26,665 outstanding and 37,012 issued and 26,589 outstanding, respectively.	372	370
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,327 issued and 16,554 outstanding and 18,327 issued and 16,554 outstanding, respectively.	183	183
Additional paid in capital	1,077,769	1,076,415
Retained earnings	227,370	208,742
Accumulated other comprehensive income (loss)	9,443	(5,196)
Treasury stock, at cost, 12,345 and 12,196 shares, respectively	(298,639)	(294,249)
Total shareholders’ equity	1,016,498	986,265
Total Liabilities and Shareholders’ Equity	$7,621,225	$7,449,479
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest and dividend income
Loans, including fees	$62,629	$61,400	$125,282	$121,659
Investment securities:
Taxable interest income	6,414	5,089	12,701	10,002
Tax-exempt interest income	121	126	241	266
Dividends	12	14	25	27
Interest-bearing deposits in other banks	74	36	158	69
Other earning assets	329	646	644	1,334
Total interest and dividend income	69,579	67,311	139,051	133,357
Interest expense
Deposits	6,003	4,838	12,065	9,248
Long-term borrowings	1,547	1,645	3,058	3,370
Federal Home Loan Bank advances	499	134	1,017	309
Other borrowings	15	9	29	16
Total interest expense	8,064	6,626	16,169	12,943
Net Interest Income	61,515	60,685	122,882	120,414
Provision for loan and lease losses	1,172	1,299	2,547	458
Net interest income after provision for loan and lease losses	60,343	59,386	120,335	119,956
Non-Interest Income
Service charges on deposit accounts	4,486	5,189	9,297	9,894
Debit card income	3,235	3,176	6,321	6,140
Fees on mortgage loans originated and sold	1,140	1,278	2,111	2,425
Investment advisory and trust fees	455	1,125	952	2,131
FDIC indemnification asset expense	—	(2,499)	—	(4,938)
Termination of loss share agreements	—	—	(9,178)	—
Investment securities gains	117	231	157	321
Other-than-temporary impairment loss on investments:
Gross impairment loss	—	(288)	—	(288)
Less: Impairment recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	(288)	—	(288)
Other income	2,489	2,151	4,828	4,598
Total non-interest income	11,922	10,363	14,488	20,283
Non-Interest Expense
Salaries and employee benefits	20,139	21,881	42,301	45,762
Stock-based compensation expense	467	108	784	392
Net occupancy and equipment expense	7,355	7,754	15,058	15,883
Computer services	3,274	3,343	6,849	6,740
Software expense	2,000	2,082	4,036	4,224
Telecommunication expense	1,558	1,367	3,090	2,747
OREO valuation expense	1,119	1,710	1,586	3,100
Net gains on sales of OREO	(413)	(957)	(1,092)	(964)
Foreclosed asset related expense	399	600	684	1,274
Loan workout expense	71	795	315	1,418
Conversion and merger related expense	1,236	—	2,923	—
Professional fees	1,353	1,723	2,965	3,457
Losses on extinguishment of debt	—	1,438	—	1,438
Contingent value right expense	—	4	—	120
Regulatory assessments	1,259	1,831	2,534	3,526
Restructuring charges, net	5	178	147	2,519
Other expense	4,714	5,645	9,294	10,513
Total non-interest expense	44,536	49,502	91,474	102,149
Income before income taxes	27,729	20,247	43,349	38,090
Income tax expense	10,327	7,257	16,107	13,711
Net income	$17,402	$12,990	$27,242	$24,379

Earnings per share:
Basic	$0.40	$0.28	$0.63	$0.53
Diluted	$0.40	$0.28	$0.62	$0.51

Weighted average shares outstanding:
Basic	43,011	45,913	43,036	46,102
Diluted	43,879	47,220	43,891	47,427
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income	$17,402	$12,990	$27,242	$24,379
Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) on investment securities available-for-sale	7,196	(6,624)	16,615	(1,007)
Reclassification adjustment for gains realized in net income on securities available-for-sale	(92)	(262)	(92)	(313)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	352	391	689	754
Unrealized holding gains (losses) on cash flow hedges	2,155	(835)	7,681	(32)
Reclassification adjustments for net gains included in net income on cash flow hedges	(634)	(459)	(1,278)	(567)
Other comprehensive income (loss), before tax:	8,977	(7,789)	23,615	(1,165)
Tax effect	(3,412)	2,970	(8,976)	444
Other comprehensive income (loss), net of tax:	5,565	(4,819)	14,639	(721)
Comprehensive income	$22,967	$8,171	$41,881	$23,658
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2015	26,589	$370	16,554	$183	$1,076,415	$208,742	$(5,196)	$(294,249)	$986,265
Net income	—	—	—	—	—	27,242	—	—	27,242
Dividends paid	—	—	—	—	—	(8,614)	—	—	(8,614)
Other comprehensive loss, net of tax expense of $8,976	—	—	—	—	—	—	14,639	—	14,639
Stock-based compensation	—	—	—	—	807	—	—	—	807
Restricted stock grants	197	2	—	—	(2)	—	—	—	—
Nonqualified stock option exercise	27	—	—	—	549	—	—	—	549
Purchase of treasury stock	(148)	—	—	—	—	—	—	(4,390)	(4,390)
Balance, June 30, 2016	26,665	$372	16,554	$183	$1,077,769	$227,370	$9,443	$(298,639)	$1,016,498

Balance, December 31, 2014	30,150	$370	17,443	$187	$1,081,628	$158,403	$(3,824)	$(173,190)	$1,063,574
Net income	—	—	—	—	—	24,379	—	—	24,379
Other comprehensive loss, net of tax benefit of $444	—	—	—	—	—	—	(721)	—	(721)
Stock-based compensation	—	—	—	—	392	—	—	—	392
Excess tax benefit from share-based payment	—	—	—	—	2,179	—	—	—	2,179
Restricted stock cancelled	(192)	(2)	—	—	(5,459)	—	—	—	(5,461)
Purchase of treasury stock	(487)	—	(474)	—	—	—	—	(24,996)	(24,996)
Conversion of shares	415	4	(415)	(4)	—	—	—	—	—
Balance, June 30, 2015	29,886	$372	16,554	$183	$1,078,740	$182,782	$(4,545)	$(198,186)	$1,059,346

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net income	$27,242	$24,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchased credit impaired loans	(40,766)	(49,892)
Depreciation and amortization	8,274	9,031
Impairment of premises and equipment	—	1,525
Provision for loan and lease losses	2,547	458
Deferred income tax	4,063	12,917
Net amortization of investment securities premium/discount	2,265	3,293
Other-than-temporary impairment of investment	—	288
Net realized gains on investment securities	(157)	(321)
Stock-based compensation expense	807	392
Net gains on sales of OREO	(1,092)	(964)
OREO valuation expense	1,586	3,100
Other	(29)	2
Net deferred loan origination fees	2,855	(3,837)
Losses on extinguishment of debt	—	1,438
Mortgage loans originated for sale	(65,573)	(92,276)
Proceeds from sales of mortgage loans originated for sale	71,807	93,090
Fees on mortgage loans originated and sold	(2,111)	(2,425)
FDIC indemnification asset expense	—	4,938
Termination of loss share agreements	9,178	—
Gains on sales/disposals of premises and equipment	(11)	(335)
Net proceeds from FDIC loss share agreements	(186)	1,128
Change in other assets	5,355	(5,260)
Change in accrued expenses and other liabilities	809	1,260
Net cash provided by operating activities	26,863	1,929
Cash flows from investing activities
Purchases of investment securities available-for-sale	(127,789)	(137,382)
Purchases of investment securities held-to-maturity	(30,537)	(29,912)
Proceeds from sale of investment securities available-for-sale	90,646	52,179
Repayments of principal and maturities of investment securities available-for-sale	37,696	36,850
Repayments of principal and maturities of investment securities held-to-maturity	34,988	40,529
Net purchases of FHLB and FRB stock	(8,630)	(1,995)
Redemption of contingent value right	—	(17,162)
Net increase in loans	(83,280)	(160,518)
Settlement of loss share agreements	(3,029)	—
Purchases of premises and equipment	(4,456)	(3,154)
Proceeds from sales of premises and equipment	2,292	698
Proceeds from sales of OREO	11,818	18,810
Net cash used in investing activities	(80,281)	(201,057)
Cash flows from financing activities
Net increase in demand, money market and savings accounts	74,728	134,213
Net (decrease) increase in time deposits	(127,811)	103,110
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	4,375	(6,308)
Prepayment of long-term repurchase agreements	—	(52,295)
Repayment of short-term FHLB advances	(580,000)	—
Proceeds from short-term FHLB advances	530,000	60,000
Proceeds from long-term FHLB advances	240,000	—
Decrease in long-term FHLB advances	(98)	(95)
Prepayment of subordinated debt	—	(3,529)
Excess tax benefit from share-based payment	59	2,179
Proceeds from exercise of stock options	490	—
Restricted stock cancelled	(2)	—
Dividends paid	(8,614)	—
Purchases of treasury stock	(4,390)	(24,996)
Net cash provided by financing activities	128,737	212,279
Net increase in cash and cash equivalents	75,319	13,151
Cash and cash equivalents at beginning of period	144,696	188,135
Cash and cash equivalents at end of period	$220,015	$201,286

Supplemental disclosures of cash:
Interest paid	$14,465	$10,787
Cash collections of contractual interest on purchased credit impaired loans	23,133	31,324
Income taxes paid	3,363	1,242
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers	$2,182	$7,058
Transfers of other assets to OREO	1,590	—
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments—Credit Losses (Topic 326)". Assets Measured at Amortized Cost—this update requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer assessment of credit losses at acquisition. Available-for-Sale Debt Securities—Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606)". The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in 2 exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In May 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606)". The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-9, "Compensation—Stock compensation (Topic 718)". Improvements to employee share-based payment accounting" which objective is the simplification through the identification, evaluation, and improvement of areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The adoption of ASU 2016-9 will be effective for the fiscal year beginning after December 15, 2016. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-7, "Investments—Equity Method and Joint Ventures (Topic 323)". The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-bystep basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-forsale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated 2 other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-6, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments". The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
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
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments". The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-16 will impact the accounting for future acquisitions.
In September 2015, the FASB issued ASU 2015-15, "Interest—Imputation of interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". The amendments in ASU 2015-15, adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted average number of shares outstanding:
Basic	43,011	45,913	43,036	46,102
Dilutive effect of options outstanding	852	800	847	743
Dilutive effect of unvested restricted shares	16	507	8	582
Diluted	43,879	47,220	43,891	47,427
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Anti-dilutive stock options	38	9	38	9
Anti-dilutive unvested restricted shares	3	—	2	—

3. Business Combinations and Acquisitions
On November 22, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CommunityOne, pursuant to which CommunityOne will merge with and into CBF on the terms and subject to the conditions set forth in the CommunityOne Merger Agreement (the “Merger”). Subject to regulatory approvals, and certain other closing conditions, the Merger is expected to close in the third quarter of 2016. As of March 31, 2016, CommunityOne reported total assets of $2.4 billion and net loans of $1.5 billion.

4. Investment Securities
Trading securities totaled $3.5 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2016 and December 31, 2015, are presented below:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$43,140	$372	$953	$42,559
Mortgage-backed securities—residential issued by government sponsored entities	590,693	13,955	—	604,648
Industrial revenue bonds	3,239	24	—	3,263
Total	$637,072	$14,351	$953	$650,470
Held-to-Maturity
U.S. Government agencies	$11,999	$581	$—	$12,580
Corporate bonds	74,014	464	3,650	70,828
State and political subdivisions—tax exempt	9,611	741	—	10,352
State and political subdivisions—taxable	524	28	—	552
Mortgage-backed securities—residential issued by government sponsored entities	372,795	10,635	11	383,419
Total	$468,943	$12,449	$3,661	$477,731

(Dollars in thousands)	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$22,870	$112	$227	$22,755
Mortgage-backed securities—residential issued by government sponsored entities	614,176	1,376	4,415	611,137
Industrial revenue bonds	3,409	28	—	3,437
Total	$640,455	$1,516	$4,642	$637,329
Held-to-Maturity
U.S. Government agencies	$12,805	$230	$—	$13,035
Corporate bonds	70,059	—	401	69,658
State and political subdivisions—tax exempt	10,849	488	—	11,337
State and political subdivisions—taxable	528	17	—	545
Mortgage-backed securities—residential issued by government sponsored entities	378,264	3,107	812	380,559
Total	$472,505	$3,842	$1,213	$475,134

Proceeds from sales of securities were $90.6 million for the three and six months ended June 30, 2016. Gross gains of $0.1 million were realized on sales of these investments during the three and six months ended June 30, 2016, respectively.
Proceeds from sales of securities were $31.9 million and $52.2 million for the three and six months ended June 30, 2015, respectively. Gross gains of $0.3 million and $0.3 million were realized on sales of these investments during the three and six months ended June 30, 2015, respectively.
The estimated fair value of investment securities at June 30, 2016, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	June 30, 2016
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	—	—	—%
Due after ten years	46,379	45,822	2.96%
Mortgage-backed securities—residential issued by government sponsored entities	590,693	604,648	2.20%
Total	$637,072	$650,470	2.26%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—%
Due after one year through five years	19,330	18,068	4.40%
Due after five years through ten years	64,295	63,112	4.95%
Due after ten years	12,523	13,132	2.87%
Mortgage-backed securities—residential issued by government sponsored entities	372,795	383,419	2.37%
Total	$468,943	$477,731	2.82%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$23,133	$953	$—	$—	$23,133	$953
Total	$23,133	$953	$—	$—	$23,133	$953
Held-to-Maturity
Corporate bonds	21,875	3,125	4,525	525	26,400	3,650
Mortgage-backed securities—residential issued by government sponsored entities	—	—	23,446	112	23,446	112
Total	$21,875	$3,125	$27,971	$637	$49,846	$3,762

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$8,237	$227	$—	$—	$8,237	$227
Mortgage-backed securities—residential issued by government sponsored entities	378,852	3,723	31,273	692	410,125	4,415
Total	$387,089	$3,950	$31,273	$692	$418,362	$4,642
Held-to-Maturity
U.S Government agencies	$—	$—	$13,035	$351	$13,035	$351
Corporate bonds	44,658	401	—	—	44,658	401
Mortgage-backed securities—residential issued by government sponsored entities	143,368	1,691	143,147	3,298	286,515	4,989
Total	$188,026	$2,092	$156,182	$3,649	$344,208	$5,741
As of June 30, 2016, the Company’s security portfolio consisted of 127 securities, 10 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate bonds and mortgage-backed securities.
The corporate bonds in an unrealized loss position at June 30, 2016 and December 31, 2015 continue to perform and are expected to perform through maturity. Unrealized losses associated with these securities are primarily due to changes in interest rates and market volatility, and the corporate issuers have not experienced significant adverse events that would call into question their ability to repay those debt obligations according to contractual terms. Further, because the Company does not have the intent to sell these corporate bonds and it is more likely than not that it will not be required to sell the securities before their anticipated recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2016 or December 31, 2015.
All of the mortgage-backed securities at June 30, 2016 and December 31, 2015 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016 or December 31, 2015.
Investment securities having carrying values of approximately $370.9 million and $311.5 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

5. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Non-owner occupied commercial real estate	$891,830	$866,392
Other commercial construction and land	212,315	196,795
Multifamily commercial real estate	74,328	80,708
1-4 family residential construction and land	100,306	93,242
Total commercial real estate	1,278,779	1,237,137
Owner occupied commercial real estate	1,075,306	1,104,972
Commercial and industrial	1,448,698	1,309,704
Lease financing	877	1,256
Total commercial	2,524,881	2,415,932
1-4 family residential	1,039,309	1,017,791
Home equity loans	364,169	375,276
Other consumer loans	371,582	436,478
Total consumer	1,775,060	1,829,545
Other	166,185	150,102
Total loans	$5,744,905	$5,632,716
Total loans include $6.4 million and $10.6 million of 1-4 family residential loans held for sale and $14.3 million and $17.1 million of net deferred loan origination costs and fees as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016, other loans include $39.1 million, $112.5 million and $1.5 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2015, other loans include $42.8 million, $96.2 million and $1.3 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Covered loans are further broken out into (i) loans acquired with evidence of credit impairment (“Purchased Credit Impaired", "Acquired Impaired", or "PCI Loans”) and (ii) non-PCI loans. Loans originated or purchased by the Company (“New Loans”) and loans acquired through the purchase of Capital Bank Corp. ("CBKN"), Green Bankshares ("GRNB"), Southern Community Financial ("SCMF" or "Southern Community") and TIB Financial ("TIBB"), are not subject to the loss sharing agreements and are classified as “non-covered.” Additionally, certain consumer loans acquired through the acquisition of First National Bank of the South, Metro Bank and Turnberry Bank (collectively, the “Failed Banks”) from the FDIC, are specifically excluded from the loss sharing agreements.
On March 18, 2016, the Bank entered into an agreement to terminate all existing loss sharing agreements with the FDIC effective January 1, 2016. All rights and obligations of the Bank and the FDIC under these loss sharing agreements have been resolved and terminated under this agreement. Covered loans and OREO that were subject to the loss sharing agreements were reclassified and are presented as non-covered.
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

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Accretable Yield
Balance at beginning of period	$195,065	$246,109	$208,844	$292,633
Accretion of income	(19,923)	(25,052)	(40,766)	(49,892)
Reclassification from nonaccretable difference	6,686	19,111	21,623	45,628
Other	(10,893)	(7,718)	(18,766)	(55,919)
Balance at end of period	$170,935	$232,450	$170,935	$232,450

Nonaccretable difference, balance at the end of the period	$113,470	$190,771	$113,470	$190,771
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
Non-covered Loans
The following is a summary of the major categories of non-covered loans outstanding as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Non-PCI Loans
June 30, 2016	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$598,692	$40,287	$252,851	$891,830
Other commercial construction and land	141,900	176	70,239	212,315
Multifamily commercial real estate	47,149	5,442	21,737	74,328
1-4 family residential construction and land	100,016	—	290	100,306
Total commercial real estate	887,757	45,905	345,117	1,278,779
Owner occupied commercial real estate	867,268	29,294	178,744	1,075,306
Commercial and industrial loans	1,373,360	4,165	71,173	1,448,698
Lease financing	877	—	—	877
Total commercial	2,241,505	33,459	249,917	2,524,881
1-4 family residential	785,105	29,846	224,358	1,039,309
Home equity loans	159,318	136,416	68,435	364,169
Other consumer loans	366,235	3,066	2,281	371,582
Total consumer	1,310,658	169,328	295,074	1,775,060
Other	133,353	1,955	30,877	166,185
Total loans	$4,573,273	$250,647	$920,985	$5,744,905

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,754	196,672
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,053	1,237,014
Owner occupied commercial real estate	858,068	36,927	209,910	1,104,905
Commercial and industrial loans	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,039	2,415,865
1-4 family residential	733,349	32,194	211,361	976,904
Home equity loans	148,855	126,547	67,449	342,851
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	162,652	282,031	1,756,233
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$260,072	$1,020,961	$5,559,214
Covered Loans
The following is a summary of the major categories of covered loans outstanding as of December 31, 2015:

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$—	$—
Other commercial construction and land	—	—	123	123
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	123	123
Owner occupied commercial real estate	—	—	67	67
Commercial and industrial loans	—	—	—	—
Lease financing	—	—	—	—
Total commercial	—	—	67	67
1-4 family residential	—	2,265	38,622	40,887
Home equity loans	—	24,890	7,535	32,425
Other consumer loans	—	—	—	—
Total consumer	—	27,155	46,157	73,312
Other	—	—	—	—
Total loans	$—	$27,155	$46,347	$73,502

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of June 30, 2016:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$1,201	$—	$1,201
Other commercial construction and land	—	—	—	—	198	—	198
Multifamily commercial real estate	—	—	—	—	83	—	83
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	1,482	—	1,482
Owner occupied commercial real estate	2,026	—	—	—	1,035	—	3,061
Commercial and industrial loans	178	—	—	—	1,579	—	1,757
Lease financing	—	—	—	—	—	—	—
Total commercial	2,204	—	—	—	2,614	—	4,818
1-4 family residential	337	—	—	—	1,037	—	1,374
Home equity loans	494	—	—	—	2,180	—	2,674
Other consumer loans	5,121	—	—	—	1,703	—	6,824
Total consumer	5,952	—	—	—	4,920	—	10,872
Other	—	—	—	—	—	—	—
Total loans	$8,156	$—	$—	$—	$9,016	$—	$17,172

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$67	$—	$1,044	$—	$—	$—	$1,111
Other commercial construction and land	2,318	—	3,152	—	—	—	5,470
Multifamily commercial real estate	155	—	332	—	—	—	487
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	2,540	—	4,528	—	—	—	7,068
Owner occupied commercial real estate	2,447	—	2,256	—	—	—	4,703
Commercial and industrial loans	6	—	621	—	—	—	627
Lease financing	—	—	—	—	—	—	—
Total commercial	2,453	—	2,877	—	—	—	5,330
1-4 family residential	1,678	—	4,280	—	—	—	5,958
Home equity loans	557	—	684	—	—	—	1,241
Other consumer loans	54	—	25	—	—	—	79
Total consumer	2,289	—	4,989	—	—	—	7,278
Other	35	—	39	—	—	—	74
Total loans	$7,317	$—	$12,433	$—	$—	$—	$19,750

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2015:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$1,406	$—	$1,406
Other commercial construction and land	48	—	—	—	186	—	234
Multifamily commercial real estate	—	—	—	—	88	—	88
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	48	—	—	—	1,680	—	1,728
Owner occupied commercial real estate	220	—	—	—	1,107	—	1,327
Commercial and industrial loans	185	—	—	—	923	—	1,108
Lease financing	—	—	—	—	—	—	—
Total commercial	405	—	—	—	2,030	—	2,435
1-4 family residential	233	—	—	—	1,183	37	1,453
Home equity loans	1,141	290	—	—	1,741	901	4,073
Other consumer loans	3,816	—	—	—	1,373	—	5,189
Total consumer	5,190	290	—	—	4,297	938	10,715
Other	—	—	—	—	—	—	—
Total loans	$5,643	$290	$—	$—	$8,007	$938	$14,878

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$1,744	$—	$—	$—	$1,744
Other commercial construction and land	934	—	3,768	—	—	—	4,702
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	934	—	5,512	—	—	—	6,446
Owner occupied commercial real estate	1,341	—	3,458	—	—	—	4,799
Commercial and industrial loans	205	—	1,735	—	—	—	1,940
Lease financing	—	—	—	—	—	—	—
Total commercial	1,546	—	5,193	—	—	—	6,739
1-4 family residential	2,011	351	1,962	1,245	—	—	5,569
Home equity loans	1,626	220	422	80	—	—	2,348
Other consumer loans	54	—	50	—	—	—	104
Total consumer	3,691	571	2,434	1,325	—	—	8,021
Other	—	—	41	—	—	—	41
Total loans	$6,171	$571	$13,180	$1,325	$—	$—	$21,247
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

The following table summarizes loans, excluding PCI loans, by internal rating at June 30, 2016:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$635,329	$2,449	$—	$1,201	$—	$638,979
Other commercial construction and land	141,878	—	—	198	—	142,076
Multifamily commercial real estate	52,508	—	—	83	—	52,591
1-4 family residential construction and land	99,785	79	152	—	—	100,016
Total commercial real estate	929,500	2,528	152	1,482	—	933,662
Owner occupied commercial real estate	878,809	10,736	5,982	1,035	—	896,562
Commercial and industrial loans	1,345,714	189	30,043	1,579	—	1,377,525
Lease financing	877	—	—	—	—	877
Total commercial	2,225,400	10,925	36,025	2,614	—	2,274,964
1-4 family residential	811,638	100	2,176	1,037	—	814,951
Home equity loans	291,958	53	1,543	2,180	—	295,734
Other consumer loans	367,598	—	—	1,703	—	369,301
Total consumer	1,471,194	153	3,719	4,920	—	1,479,986
Other	135,308	—	—	—	—	135,308
Total loans	$4,761,402	$13,606	$39,896	$9,016	$—	$4,823,920

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans, excluding PCI loans, by internal rating at December 31, 2015:

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

6. Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance, beginning of period	$45,263	$48,225	$45,034	$50,211
Provision (reversal) for loan losses for PCI loans	(778)	(524)	(787)	(2,450)
PCI loans charged-off	—	(162)	—	(162)
Provision for loan losses for non-PCI loans	1,950	1,823	3,334	2,908
Non-PCI loans charged-off	(2,316)	(2,010)	(4,140)	(3,909)
Recoveries of non-PCI loans previously charged-off	764	711	1,442	1,465
Balance, end of period	$44,883	$48,063	$44,883	$48,063
The following tables present the roll forward of the allowance for loan and lease losses for the three and six months ended months ended June 30, 2016 and 2015 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2016	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	June 30, 2016
Non-owner occupied commercial real estate	$1,671	$366	$2	$2,039
Other commercial construction and land	13,196	(445)	6	12,757
Multifamily commercial real estate	182	(29)	—	153
1-4 family residential construction and land	1,285	(329)	2	958
Total commercial real estate	16,334	(437)	10	15,907
Owner occupied commercial real estate	1,687	(128)	—	1,559
Commercial and industrial loans	10,129	1,153	(482)	10,800
Lease financing	—	—	—	—
Total commercial	11,816	1,025	(482)	12,359
1-4 family residential	10,374	(585)	175	9,964
Home equity loans	1,595	(223)	(11)	1,361
Other consumer loans	4,842	1,161	(1,015)	4,988
Total consumer	16,811	353	(851)	16,313
Other	302	231	(229)	304
Total loans	$45,263	$1,172	$(1,552)	$44,883

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2015	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	June 30, 2016
Non-owner occupied commercial real estate	$1,598	$432	$9	$2,039
Other commercial construction and land	12,919	(171)	9	12,757
Multifamily commercial real estate	186	(33)	—	153
1-4 family residential construction and land	1,275	(320)	3	958
Total commercial real estate	15,978	(92)	21	15,907
Owner occupied commercial real estate	1,505	134	(80)	1,559
Commercial and industrial loans	9,627	1,618	(445)	10,800
Lease financing	—	—	—	—
Total commercial	11,132	1,752	(525)	12,359
1-4 family residential	11,057	(1,273)	180	9,964
Home equity loans	1,853	(593)	101	1,361
Other consumer loans	4,751	2,152	(1,915)	4,988
Total consumer	17,661	286	(1,634)	16,313
Other	263	601	(560)	304
Total loans	$45,034	$2,547	$(2,698)	$44,883
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
The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and six months ended months ended June 30, 2016 and 2015, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30, 2016			June 30, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,784	$24,479	$45,263	$21,295	$26,930	$48,225
Charge-offs:
Non-owner occupied commercial real estate	(1)	—	(1)	—	—	—
Other commercial construction and land	—	—	—	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(1)	—	(1)	—	—	—
Owner occupied commercial real estate	—	—	—	(95)	—	(95)
Commercial and industrial loans	(503)	—	(503)	(41)	—	(41)
Lease financing	—	—	—	—	—	—
Total commercial	(503)	—	(503)	(136)	—	(136)
1-4 family residential	—	—	—	(80)	—	(80)
Home equity loans	(113)	—	(113)	(247)	—	(247)
Other consumer loans	(1,211)	—	(1,211)	(969)	(162)	(1,131)
Total consumer	(1,324)	—	(1,324)	(1,296)	(162)	(1,458)
Other	(488)	—	(488)	(578)	—	(578)
Total charge-offs	(2,316)	—	(2,316)	(2,010)	(162)	(2,172)
Recoveries:
Non-owner occupied commercial real estate	3	—	3	63	—	63
Other commercial construction and land	6	—	6	5	—	5
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	11	—	11	70	—	70
Owner occupied commercial real estate	—	—	—	—	—	—
Commercial and industrial loans	21	—	21	244	—	244
Lease financing	—	—	—	—	—	—
Total commercial	21	—	21	244	—	244
1-4 family residential	175	—	175	23	—	23
Home equity loans	102	—	102	50	—	50
Other consumer loans	196	—	196	148	—	148
Total consumer	473	—	473	221	—	221
Other	259	—	259	176	—	176
Total recoveries	764	—	764	711	—	711
Net charge-offs	(1,552)	—	(1,552)	(1,299)	(162)	(1,461)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(176)	542	366	(47)	2,059	2,012
Other commercial construction and land	186	(631)	(445)	66	(2,224)	(2,158)
Multifamily commercial real estate	(8)	(21)	(29)	(20)	(2)	(22)
1-4 family residential construction and land	45	(374)	(329)	144	190	334
Total commercial real estate	47	(484)	(437)	143	23	166
Owner occupied commercial real estate	(100)	(28)	(128)	294	(15)	279
Commercial and industrial loans	680	473	1,153	(134)	169	35
Lease financing	—	—	—	—	—	—
Total commercial	580	445	1,025	160	154	314
1-4 family residential	(185)	(400)	(585)	25	(529)	(504)
Home equity loans	71	(294)	(223)	229	(168)	61
Other consumer loans	1,183	(22)	1,161	942	(24)	918
Total consumer	1,069	(716)	353	1,196	(721)	475
Other	254	(23)	231	324	20	344
Total provision (reversal) for loan and lease losses	1,950	(778)	1,172	1,823	(524)	1,299
Allowance for loan and lease losses at the end of the period	$21,182	$23,701	$44,883	$21,819	$26,244	$48,063

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30, 2016			June 30, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,546	$24,488	$45,034	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	(2)	—	(2)	(8)	—	(8)
Other commercial construction and land	—	—	—	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(2)	—	(2)	(8)	—	(8)
Owner occupied commercial real estate	(80)	—	(80)	(207)	—	(207)
Commercial and industrial loans	(504)	—	(504)	(95)	—	(95)
Lease financing	—	—	—	—	—	—
Total commercial	(584)	—	(584)	(302)	—	(302)
1-4 family residential	—	—	—	(295)	—	(295)
Home equity loans	(174)	—	(174)	(407)	—	(407)
Other consumer loans	(2,340)	—	(2,340)	(1,836)	(162)	(1,998)
Total consumer	(2,514)	—	(2,514)	(2,538)	(162)	(2,700)
Other	(1,040)	—	(1,040)	(1,061)	—	(1,061)
Total charge-offs	(4,140)	—	(4,140)	(3,909)	(162)	(4,071)
Recoveries:
Non-owner occupied commercial real estate	11	—	11	66	—	66
Other commercial construction and land	9	—	9	174	—	174
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	3	—	3	3	—	3
Total commercial real estate	23	—	23	243	—	243
Owner occupied commercial real estate	—	—	—	—	—	—
Commercial and industrial loans	59	—	59	395	—	395
Lease financing	—	—	—	—	—	—
Total commercial	59	—	59	395	—	395
1-4 family residential	180	—	180	27	—	27
Home equity loans	275	—	275	142	—	142
Other consumer loans	425	—	425	282	—	282
Total consumer	880	—	880	451	—	451
Other	480	—	480	376	—	376
Total recoveries	1,442	—	1,442	1,465	—	1,465
Net charge-offs	(2,698)	—	(2,698)	(2,444)	(162)	(2,606)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(227)	659	432	(15)	1,892	1,877
Other commercial construction and land	83	(254)	(171)	(138)	(1,787)	(1,925)
Multifamily commercial real estate	(22)	(11)	(33)	(24)	(27)	(51)
1-4 family residential construction and land	86	(406)	(320)	115	136	251
Total commercial real estate	(80)	(12)	(92)	(62)	214	152
Owner occupied commercial real estate	38	96	134	594	(132)	462
Commercial and industrial loans	986	632	1,618	(347)	—	(347)
Lease financing	—	—	—	1	(1)	—
Total commercial	1,024	728	1,752	248	(133)	115
1-4 family residential	(285)	(988)	(1,273)	132	(2,346)	(2,214)
Home equity loans	(84)	(509)	(593)	284	(181)	103
Other consumer loans	2,167	(15)	2,152	1,689	(18)	1,671
Total consumer	1,798	(1,512)	286	2,105	(2,545)	(440)
Other	592	9	601	617	14	631
Total provision (reversal) for loan and lease losses	3,334	(787)	2,547	2,908	(2,450)	458
Allowance for loan and lease losses at the end of the period	$21,182	$23,701	$44,883	$21,819	$26,244	$48,063

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of June 30, 2016:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$1,064	$975	$766	$638,213	$252,851
Other commercial construction and land	20	1,806	10,931	101	141,975	70,239
Multifamily commercial real estate	—	38	115	—	52,591	21,737
1-4 family residential construction and land	—	842	116	—	100,016	290
Total commercial real estate	20	3,750	12,137	867	932,795	345,117
Owner occupied commercial real estate	—	1,296	263	5,999	890,563	178,744
Commercial and industrial loans	230	7,968	2,602	10,984	1,366,541	71,173
Lease financing	—	—	—	—	877	—
Total commercial	230	9,264	2,865	16,983	2,257,981	249,917
1-4 family residential	115	2,051	7,798	1,821	806,684	224,358
Home equity loans	82	528	751	1,056	294,678	68,435
Other consumer loans	10	4,867	111	354	368,947	2,281
Total consumer	207	7,446	8,660	3,231	1,470,309	295,074
Other	—	265	39	—	135,308	30,877
Total loans	$457	$20,725	$23,701	$21,081	$4,796,393	$920,985

(1)	Loans collectively evaluated for impairment include $254.4 million of acquired loans which are presented net of unamortized purchase discounts of $6.5 million.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the three and six months ended months ended June 30, 2016 and 2015, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s Consolidated Financial Statements or on the determination of the allowance for loan and lease losses at June 30, 2016 and 2015. The Company had loans modified in TDRs with recorded investments of $0.1 million and $1.5 million for the three and six months ended months ended June 30, 2016, respectively. The Company had loans modified in TDRs with recorded investments of $0.4 million and $0.9 million for the three and six months ended months ended June 30, 2015, respectively.
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
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)

Balance, December 31, 2015	$6,725
Termination of FDIC loss sharing agreements	(6,725)
Balance, June 30, 2016	$—

Balance, December 31, 2014	$16,762
Indemnification asset income	129
Amortization of indemnification asset	(5,067)
Cash received on reimbursable losses	(60)
Balance, June 30, 2015	$11,764

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

8. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2016 and 2015 is presented in the table below.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance, beginning of period	$48,505	$71,453	$52,776	$77,626
Real estate acquired from borrowers and transfers from other assets	1,184	3,959	3,772	7,058
Valuation allowance	(1,119)	(1,710)	(1,586)	(3,100)
Properties sold	(4,334)	(9,965)	(10,726)	(17,847)
Balance, end of period	$44,236	$63,737	$44,236	$63,737

The loss share agreements with the FDIC were terminated effective January 1, 2016. As of June 30, 2015, the ending balance for OREO covered by loss sharing agreements with the FDIC was $8.4 million and non-covered OREO ending balance was $55.3 million. For the three and six months ended June 30, 2016, proceeds on sales of OREO were $4.7 million and $11.8 million, respectively and net gains were $0.4 million and $1.1 million, respectively. For the three and six months ended June 30, 2015, proceeds on sales of OREO were $10.9 million and $18.8 million , respectively and net gains were $1.0 million in each period.
9. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase, cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at June 30, 2016 and December 31, 2015 were $10.6 million and $11.6 million, respectively, and were collateralized by $15.2 million and $22.9 million, respectively, of agency mortgage-backed securities.
The Bank has $6.2 million of short term borrowings related to cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps at June 30, 2016.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at June 30, 2016 and December 31, 2015 provided for incremental borrowing availability of up to $294.4 million and $416.9 million, respectively.
At June 30, 2016 and December 31, 2015, the Bank had $15.4 million and $25.4 million in letters of credit issued by the FHLB respectively, of which $15.2 million and $25.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida, respectively.

The FHLB advances as of June 30, 2016 and December 31, 2015 consisted of the following:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Contractual Outstanding Amount
June 30, 2016	Maturity Date	Interest Rate as of June 30, 2016
$75,000	July 20, 2016	0.40%
65,000	July 29, 2016	0.38%
40,000	November 25, 2016	0.42%	(1 Month FRC + 2 bps)*
110,000	May 19, 2017	0.57%
349	November 6, 2017	0.50%
50,000	November 20, 2017	0.42%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.42%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.42%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.44%	(1 Month FRC + 2 bps)*
150,000	August 11, 2020	0.40%	(1 Month FRC + 2 bps)*
451	February 10, 2026	—%
$650,800

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2015	Maturity Date	Interest Rate as of December 31, 2015
$60,000	May 19, 2016	0.49%
40,000	November 25, 2016	0.40%	(1 Month FRC + 2 bps)*
426	November 6, 2017	0.50%
50,000	November 20, 2017	0.42%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.40%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.37%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.40%	(1 Month FRC + 2 bps)*
150,000	August 11, 2020	0.44%	(1 Month FRC + 2 bps)*
472	February 10, 2026	—%
$460,898

(*) FRC = FHLB Fixed Rate Credit interest rate.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

10. Long-Term Borrowings

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

The subordinated debentures as of June 30, 2016 and December 31, 2015 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	June 30, 2016	December 31, 2015	Interest Rate as of June 30, 2016		Maturity Date
July 31, 2001	$5,000	$3,988	$3,959	4.22%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,798	2,764	4.22%	(3 Month LIBOR + 358 bps)	July 31, 2031
June 26, 2003	10,000	6,174	6,120	3.73%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,745	6,668	3.48%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	5,962	5,906	3.47%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,671	1,645	2.33%	(3 Month LIBOR + 168 bps)	June 28, 2035
December 22, 2005	10,000	4,796	4,731	2.05%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	6,994	6,884	2.19%	(3 Month LIBOR + 154 bps)	March 15, 2036
June 23, 2006	20,000	11,938	11,786	2.18%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	30,230	29,782	2.30%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,587	5,532	2.11%	(3 Month LIBOR + 143 bps)	September 6, 2037
Total	$151,000	$86,883	$85,777
Other Subordinated Debentures

At June 30, 2016, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2016	$—	$—	$—
Due in 2017	—	—	—
Due in 2018	—	—	—
Due in 2019	—	—	—
Due in 2020	—	—	—
Thereafter	—	86,883	86,883
Total	$—	$86,883	$86,883

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 common, Tier 1 risk-based and Total Risk-based ratios. At June 30, 2016 and December 31, 2015 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$292,824	≥ 4.0%	$925,498	12.6%
Bank	$364,866	≥ 5.0%	291,893	≥ 4.0%	760,462	10.4%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$285,758	≥ 4.5%	$849,863	13.4%
Bank	$412,739	≥ 6.5%	285,743	≥ 4.5%	760,462	12.0%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$381,010	≥ 6.0%	$925,498	14.6%
Bank	$507,987	≥ 8.0%	380,990	≥ 6.0%	760,462	12.0%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$508,013	≥ 8.0%	$970,784	15.3%
Bank	$634,983	≥ 10.0%	507,987	≥ 8.0%	807,784	12.7%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$286,742	≥ 4.0%	$908,600	12.7%
Bank	$357,761	≥ 5.0%	286,209	≥ 4.0%	793,722	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$277,532	≥ 4.5%	$840,681	13.6%
Bank	$400,338	≥ 6.5%	277,157	≥ 4.5%	793,722	12.9%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$370,042	≥ 6.0%	$908,600	14.7%
Bank	$492,724	≥ 8.0%	369,543	≥ 6.0%	793,722	12.9%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$493,390	≥ 8.0%	$954,065	15.5%
Bank	$615,905	≥ 10.0%	492,724	≥ 8.0%	842,581	13.7%
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
As of June 30, 2016 and December 31, 2015, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
The OCC Operating Agreement required prior approval from the OCC before paying a dividend to the Company. Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Subsequent to receiving approval from the OCC, the Company received dividends from the Bank totaling $64.2 million, $199.4 million, $56.0 million and $105.0 million on June 1, 2016, January 30, 2015, July 15, 2014 and September 24, 2013, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of June 30, 2016, our capital buffer would be 4.7%; exceeding the 2.5% 2019 requirement.
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

Dividend Program

On July 21, 2016, the Company's board of directors approved a quarterly common dividend of $0.10 per share payable on August 25, 2016, to shareholders of record as of August 11, 2016.
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
As of June 30, 2016, the Company has repurchased a total of $298.6 million, or 12,344,660 common shares at an average price of $24.19 per share with $101.4 million remaining under the current board authorized stock repurchase program.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

12. Stock-Based Compensation
As of June 30, 2016, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended months ended June 30, 2016 and 2015:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock options	$12	$104	$21	$288
Restricted stock	455	4	763	104
Total stock-based compensation expense	$467	$108	$784	$392
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $177 thousand and $41 thousand for the three months ended June 30, 2016 and 2015, respectively and $298 thousand and $150 thousand for the six months ended June 30, 2016 and 2015.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. Stock options have an expiration of ten years from the date it is granted. Under these plans, 27,250 options were exercised and 30,207 stock options were granted during the six months ended June 30, 2016.
ASC 718 requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. During the six months ended June 30, 2016 and 2015, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended
	June 30, 2016		June 30, 2015
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,075	$20.12	3,111	$20.26
Granted	30	30.54	—	—
Exercised	(27)	18.00	—	—
Canceled, expired or forfeited	(2)	30.54	(2)	372.68
Balance, June 30,	3,076	$20.23	3,109	$20.12
At June 30, 2016, the weighted average remaining contractual life for outstanding stock options was approximately 4.47 years and the aggregate intrinsic values was $32.8 million for stock options outstanding and exercisable.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at June 30, 2016 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	174	6.89 years	$18.00	174	$18.00
$20.00	2,864	3.93 years	20.00	2,864	20.00
$28.44 - $2,026.00	38	7.85 years	44.73	9	91.01
$18.00 - $2,026.00	3,076	4.47 years	$18.97	3,047	$20.09

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The restricted stock vests ratably over a three-year period subject to continued employment with the company. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. There were 197,484 restricted stock awards granted under the 2013 Plan during the six months ended June 30, 2016.

The following table summarizes unvested restricted stock activity for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016		June 30, 2015
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	—	$—	810	$13.89
Granted	198	30.30	—	—
Vested or released	—	—	(405)	14.33
Canceled, expired or forfeited	(1)	30.54	—	—
Balance, June 30, 2016	197	$30.30	405	$13.45

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

13. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the three and six months ended months ended June 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income before income taxes	$27,729	$20,247	$43,349	$38,090
Income taxes computed at Federal statutory tax rate	9,705	7,086	15,172	13,331
Effect of:
State taxes (net of federal benefit)	851	783	1,321	1,235
Tax-exempt interest income, net	(311)	(60)	(481)	(549)
Contingent value right expense (CVR)	—	(118)	—	(118)
Other, net	82	(434)	95	(188)
Total income tax expense	$10,327	$7,257	$16,107	$13,711
The Company uses an estimated annual effective tax rate method of computing its interim tax provision. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three and six months ended June 30, 2016, the effective income tax rate was 37%. For the three and six months ended months ended June 30, 2015, the effective income tax rate was 36%. The change in effective income tax rate was mainly due to an increase in non-deductible expenses and lower tax-exempt interest income.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South and North Carolina, and Tennessee. The net deferred tax assets as of June 30, 2016 and December 31, 2015 were $92.3 million and $105.3 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at June 30, 2016 and December 31, 2015.
At June 30, 2016 and December 31, 2015, the company had $110.5 million and $107.7 million of gross federal net operating loss carryforwards, respectively, which begin to expire after 2029 if unused and are subject to annual cumulative limitation of $7.9 million.
At June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits and no material amounts recorded for uncertain tax positions.

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
As of June 30, 2016, the Bank held industrial revenue bonds, which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of June 30, 2016, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,536	$—	$3,536	$—
Available-for-sale securities:
Mortgage-backed securities—residential	604,648	—	604,648	—
Industrial revenue bonds	3,263	—	—	3,263
Corporate bonds	42,559	—	42,559	—
Available-for-sale securities	$650,470	$—	$647,207	$3,263
Gross asset value of derivatives	$7,887	$—	$7,887	$—
Liabilities
Gross liability value of derivatives	$638	$—	$638	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the six months ended June 30, 2016.

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
The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended months ended and held at June 30, 2016:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, April 1, 2016	$3,249
Principal reduction	—
Included in other comprehensive income	14
Ending balance, June 30, 2016	$3,263

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2016	$3,437
Principal reduction	(170)
Included in other comprehensive income	(4)
Ending balance, June 30, 2016	$3,263

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,263	Discounted cash flow	Discount rate	2.56% - 2.67%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,437	Discounted cash flow	Discount rate	3.75% - 3.78%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$38,114
Other repossessed assets	—	174	—
Impaired loans	—	—	763
Other real estate owned measured at fair value as of June 30, 2016 had a gross amount of $46.1 million, less valuation allowances totaling $8.0 million and is made up of $35.1 million commercial properties and $3.0 million residential properties. Impairment charges resulting from the non-recurring changes in the fair value of OREO included in the consolidated statement of income for the three and six months months ended June 30, 2016 were $1.1 million and $1.6 million respectively. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$38,114	Fair value of property	Appraised value and other market conditions	8.00%
Impaired loans	763	Fair value of collateral	Appraised value and other market conditions	7.10%

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$34,645	Fair value of property	Appraised value and other market conditions	7.86%
Impaired loans	254	Fair value of collateral	Appraised value and other market conditions	7.29%

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
June 30, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$220,015	$220,015	$220,015	$—	$—
Trading securities	3,536	3,536	—	3,536	—
Investment securities available-for-sale	650,470	650,470	—	647,207	3,263
Investment securities held-to-maturity	468,943	477,731	—	477,731	—
Loans, net	5,700,022	5,763,113	—	6,446	5,756,667
Other earning assets (1)	34,366	34,366	—	—	34,366
Gross asset value of derivatives	7,887	7,887	—	7,887	—
Total financial assets	$7,085,239	$7,157,118	$220,015	$1,142,807	$5,794,296
Financial Liabilities
Non-contractual deposits	$4,187,620	$4,187,620	$—	$4,187,620	$—
Contractual deposits	1,619,507	1,614,779	—	1,614,779	—
Federal Home Loan Bank advances	650,800	651,049	—	651,049	—
Short-term borrowings	16,785	16,785	—	16,785	—
Subordinated debentures	86,883	83,174	—	—	83,174
Gross liability value of derivatives	638	638	—	638	—
Total financial liabilities	$6,562,233	$6,554,045	$—	$6,470,871	$83,174

(1) Includes Federal Home Loan Bank stock.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement
December 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$144,696	$144,696	$144,696	$—	$—
Trading securities	3,013	3,013	—	3,013	—
Investment securities available-for-sale	637,329	637,329	—	633,892	3,437
Investment securities held-to-maturity	472,505	475,134	—	475,134	—
Loans, net	5,587,682	5,636,518	—	10,569	5,625,949
FDIC indemnification asset	6,725	6,725	—	—	6,725
Receivable from FDIC	678	678	—	678	—
Other earning assets (1)	25,736	25,736	—	—	25,736
Gross asset value of derivatives	933	933	—	933	—
Total financial assets	$6,879,297	$6,930,762	$144,696	$1,124,219	$5,661,847
Financial Liabilities
Non-contractual deposits	$4,112,892	$4,112,892	$—	$4,112,892	$—
Contractual deposits	1,747,318	1,735,587	—	1,735,587	—
Federal Home Loan Bank advances	460,898	461,128	—	461,128	—
Short-term borrowings	12,410	12,410	—	12,410	—
Subordinated debentures	85,777	92,517	—	—	92,517
Gross liability value of derivatives	110	110	—	110	—
Total financial liabilities	$6,419,405	$6,414,644	$—	$6,322,127	$92,517

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

15. Derivative and Hedging Activities
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
During the next twelve months, the Company estimates that an additional $2.4 million will be reclassified as an increase to interest income from amounts reported in accumulated comprehensive income. During the six months ended June 30, 2016, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
During the second quarter of 2016, the company implemented an interest rate swap program to allow customers to convert variable rate loans to fixed rates. The interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with its derivative counterparties. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties. None of these interest rate swaps are designated or qualify as hedging relationships. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company recorded $0.2 million of customer swap fees in non-interest income for the six months ended June 30, 2016.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The forward loan sales derivative contracts are not designated as hedging instruments and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three and six months ended months ended June 30, 2016, the Company recorded $81 thousand and $57 thousand respectively in non-interest income and $0.3 thousand and $0.2 thousand in non-interest expense as a result of changes in fair value of derivatives. For the three and six months ended months ended June 30, 2015, the company recorded $31 thousand and $36 thousand respectively in non-interest income and $46 thousand and $1 thousand in non-interest expense as a result of changes in fair value of derivatives.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's balance sheet is presented below:

(Dollars in thousands)			June 30, 2016		December 31, 2015
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Asset derivatives
Derivatives designated as hedging instruments
Interest rate swap	4	Other assets	$7,188	$235,000	$893	$165,000

Derivatives not designated as hedging instruments
Forward loan sales contracts	44	Other assets	97	10,724	40	6,967
Interest rate swap	1	Other assets	602	13,260	—	—

Total asset derivatives			$7,887	$258,984	$933	$171,967

Liability derivatives
Derivatives designated as hedging instruments
Interest rate swap	—	Other liabilities	$—	$—	$108	$70,000

Derivatives not designated as hedging instruments
Forward loan sales contracts	—	Other liabilities	—	—	2	1,213
Interest rate swap	1	Other liabilities	638	13,260	—	—

Total liability derivatives			$638	$13,260	$110	$71,213

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the three and six months ended months ended June 30, 2016 and June 30, 2015:

(Dollars in thousands)	Three Months Ended June 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$2,155	Interest income	$634	N/A	$—

(Dollars in thousands)	Six Months Ended June 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$7,681	Interest income	$1,278	N/A	$—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended June 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(835)	Interest income	$459	N/A	$—

(Dollars in thousands)	Six Months Ended June 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(32)	Interest income	$567	N/A	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2016:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets:
Interest rate swap	$7,790	$—	$7,790	$638	$6,230	$922
Total	$7,790	$—	$7,790	$638	$6,230	$922

Offsetting of derivative liabilities:
Interest rate swap	638	—	638	638	—	$—
Total	$638	$—	$638	$638	$—	$—
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain its status as a well-capitalized institution, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty and settle the termination value of derivatives in a liability position.
As of June 30, 2016, the Company has no net liability positions with dealer counterparties. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. The company has minimum collateral posting thresholds with certain derivative counterparties, and has no posted collateral against its obligations under these agreements as of June 30, 2016.

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
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2016, and statements of income for the three and six months then ended.
The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. Throughout this discussion, we collectively refer to the above acquisitions as the “acquisitions” and loans acquired as “acquired loans”. Loans that are originated or purchased by Capital Bank Corporation. as “new loans”.
Overview
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits from the Failed Banks. We recently announced our eighth acquisition, CommunityOne Bancorp (“CommunityOne”) which we expect will close during the third calendar quarter of 2016, subsequent to the completion of required regulatory examinations and regulators.We operate 151 branches in Florida, North and South Carolina, Tennessee, and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
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

Quarterly Summary
For the three months ended June 30, 2016, we had net income of $17.4 million, or $0.40 per diluted share, and core net income of $18.2 million, or $0.42 per diluted share. Year over year net income per diluted share and core net income per diluted share rose 43% and 40%, respectively. Results include the following non-core items: $0.4 million of non-tax deductible merger related expenses, $0.9 million of tax deductible merger related expenses, and $0.1 million of gains on sales investment securities.
Operating and financial highlights for the quarter include the following:

•	New loan fundings of $473 million;

•	Sequential growth in loan portfolio at an 8% annualized rate;

•	GAAP and Core efficiency ratio of 60.6% and 59.1%, respectively;

•	An increase in GAAP and Core ROA to 0.93% and 0.97%, respectively; and

•	Declaration of a $0.10 per share quarterly common stock dividend.
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
Three months ended June 30, 2016 compared to three months ended March 31, 2016:
Net interest income for the three months ended June 30, 2016 increased by $0.1 million, or 0.2%, to $61.5 million from $61.4 million. The net interest margin declined two basis points to 3.62% from 3.64% and the net interest spread declined two basis points to 3.48% from 3.50%. Loan yields declined four basis points to 4.48% from 4.52% due to the lower average yield on new loans, which represent $4.8 billion with an average yield of 3.63%, compared to the yields of the Company's acquired loans, which represent $0.9 billion with an average yield of 8.48%. During the quarter, we had new loan fundings of $473.3 million with an average yield of 3.63%, compared to $296.4 million and 3.73% in the prior quarter. The cost of core deposits increased one basis points to 0.18% from 0.17%. The cost of total deposits decreased one basis point to 0.41% from 0.42%, resulting from lower brokered deposits.

(Dollars in thousands)	Three Months Ended June 30, 2016			Three Months Ended March 31, 2016
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$5,653,647	$62,999	4.48%	$5,611,488	$63,009	4.52%
Investment securities (1)	1,131,791	6,612	2.35%	1,122,523	6,483	2.32%
Interest bearing deposits in other banks	64,802	74	0.46%	73,188	84	0.46%
Other earning assets	26,696	330	4.97%	25,136	315	5.04%
Total interest earning assets	6,876,936	$70,015	4.09%	6,832,335	$69,891	4.11%
Non-interest earning assets	607,429			618,087
Total assets	$7,484,365			$7,450,422
Interest bearing liabilities
Time deposits	$1,620,023	$4,018	1.00%	$1,689,653	$4,120	0.98%
Money market	1,184,532	1,028	0.35%	1,247,333	1,067	0.34%
Interest bearing demand	1,451,666	749	0.21%	1,370,957	648	0.19%
Savings	411,496	208	0.20%	419,588	227	0.22%
Total interest bearing deposits	4,667,717	6,003	0.52%	4,727,531	6,062	0.52%
Short-term borrowings and FHLB advances	485,850	515	0.43%	460,892	532	0.46%
Long-term borrowings	87,496	1,547	7.11%	85,986	1,511	7.07%
Total interest bearing liabilities	5,241,063	$8,065	0.62%	5,274,409	$8,105	0.62%
Non-interest bearing demand	1,187,056			1,138,782
Other liabilities	42,319			42,418
Shareholders’ equity	1,013,927			994,813
Total liabilities and shareholders’ equity	$7,484,365			$7,450,422
Net interest income and spread		$61,950	3.48%		$61,786	3.50%
Net interest margin			3.62%			3.64%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended June 30, 2016 Compared to Three Months Ended March 31, 2016 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$472	$(482)	$(10)
Investment securities (1)	54	75	129
Interest bearing deposits in other banks	(10)	—	(10)
Other earning assets	19	(4)	15
Total interest income	535	(411)	124
Interest expense
Time deposits	(172)	70	(102)
Money market	(54)	15	(39)
Interest bearing demand	40	61	101
Savings	(4)	(15)	(19)
Short-term borrowings and FHLB advances	28	(45)	(17)
Long-term borrowings	27	9	36
Total interest expense	(135)	95	(40)
Change in net interest income	$670	$(506)	$164
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.
Three months ended June 30, 2016 compared to three months ended June 30, 2015:
Net interest income for the three months ended June 30, 2016 increased by $0.8 million, or 1.4%, to $61.5 million from $60.7 million . The net interest margin declined 32 basis points to 3.62% from 3.94% and the net interest spread declined to 3.48% from 3.79%. Loan yields declined to 4.48% from 4.87% due to the lower average yield on new loans compared to the yields of the Company's acquired loans. During the quarter, we had new loan fundings of $473.3 million with an average yield of 3.63%, compared to $489.2 million with an average yield of 3.49%, during the three months ended June 30, 2015. New loans represent 80% of our total loan portfolio, up from 76% at June 30, 2015. Investment securities yields increased 30 basis points to 2.35% due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased three basis points to 0.18%. The cost of total deposits increased five basis points to 0.41% mainly due to re-pricing of deposits as a result of the federal funds rate increase in December 2015 and increased money market balances. Total funding cost increased four basis points to 0.50%.

(Dollars in thousands)	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,653,647	$62,999	4.48%	$5,079,878	$61,717	4.87%
Investment securities	1,131,791	6,612	2.35%	1,038,269	5,296	2.05%
Interest bearing deposits in other banks	64,802	74	0.46%	55,553	36	0.26%
Other earning assets	26,696	330	4.97%	47,694	646	5.43%
Total interest earning assets	6,876,936	70,015	4.09%	6,221,394	67,695	4.36%
Non-interest earning assets	607,429			664,119
Total assets	$7,484,365			$6,885,513
Interest bearing liabilities
Time deposits	$1,620,023	$4,018	1.00%	$1,464,552	$3,402	0.93%
Money market	1,184,532	1,028	0.35%	943,160	600	0.26%
Interest bearing demand	1,451,666	749	0.21%	1,381,609	578	0.17%
Savings	411,496	208	0.20%	484,622	259	0.21%
Total interest bearing deposits	4,667,717	6,003	0.52%	4,273,943	4,839	0.45%
Short-term borrowings and FHLB advances	485,850	515	0.43%	261,030	143	0.22%
Long-term borrowings	87,496	1,547	7.11%	129,029	1,645	5.11%
Total interest bearing liabilities	5,241,063	8,065	0.62%	4,664,002	6,627	0.57%
Non-interest bearing demand	1,187,056			1,123,466
Other liabilities	42,319			36,966
Shareholders’ equity	1,013,927			1,061,079
Total liabilities and shareholders’ equity	$7,484,365			$6,885,513
Net interest income and spread		$61,950	3.48%		$61,068	3.79%
Net interest margin			3.62%			3.94%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$6,638	$(5,356)	$1,282
Investment securities (1)	504	812	1,316
Interest bearing deposits in other banks	7	31	38
Other earning assets	(264)	(52)	(316)
Total interest income	6,885	(4,565)	2,320
Interest expense
Time deposits	376	240	616
Money market	177	251	428
Interest bearing demand	31	140	171
Savings	(38)	(13)	(51)
Short-term borrowings and FHLB advances	178	194	372
Long-term borrowings	(623)	525	(98)
Total interest expense	101	1,337	1,438
Change in net interest income	$6,784	$(5,902)	$882
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Six months ended June 30, 2016 compared to six months ended June 30, 2015:
Net interest income for the six months ended June 30, 2016 increased by $2.5 million, or 2.05%, to $122.9 million from $120.4 million. The increase was due to the higher loan balances and yields on investment securities. The net interest margin declined thirty-two basis points to 3.63% from 3.95% and the net interest spread declined to 3.49% from 3.81%. Loan yields declined to 4.50% from 4.88% due to the lower average yield on new loans in addition to the decline of our higher yielding acquired loan portfolio as we continue to resolve legacy problem assets. During the six months June 30, 2016, we funded new loans of $769.7 million with an average yield of 3.67%, compared to $805.7 million new loans with an average yield of 3.56% during the six months ended June 30, 2015. New loans represent 80% of our total loan portfolio, up from 76% at June 30, 2015. The weighted average yield of acquired impaired loans outstanding at June 30, 2016 is 8.38%. Investment securities yields increased due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased three basis points to 0.18%. The cost of total deposits increased six basis point to 0.41% mainly due to an increase in wholesale time deposits, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding cost increased six basis points to 0.41%.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$5,632,568	$126,007	4.50%	$5,062,417	$122,428	4.88%
Investment securities (1)	1,127,157	13,096	2.34%	1,026,424	10,439	2.05%
Interest bearing deposits in other banks	68,995	158	0.46%	57,095	69	0.24%
Other earning assets (2)	25,916	644	5.00%	49,240	1,334	5.46%
Total interest earning assets	6,854,636	139,905	4.10%	6,195,176	134,270	4.37%
Non-interest earning assets	612,758			674,827
Total assets	$7,467,394			$6,870,003
Interest bearing liabilities
Time deposits	$1,654,838	$8,138	0.99%	$1,437,231	$6,400	0.90%
Money market	1,215,933	2,094	0.35%	928,852	1,153	0.25%
Interest bearing demand	1,411,311	1,397	0.20%	1,389,267	1,170	0.17%
Savings	415,542	435	0.21%	490,731	524	0.22%
Total interest bearing deposits	4,697,624	12,064	0.52%	4,246,081	9,247	0.44%
Short-term borrowings and FHLB advances	473,371	1,046	0.44%	290,304	325	0.23%
Long-term borrowings	86,741	3,058	7.09%	133,188	3,371	5.10%
Total interest bearing liabilities	5,257,736	16,168	0.62%	4,669,573	12,943	0.56%
Non-interest bearing demand	1,162,919			1,095,092
Other liabilities	42,369			44,266
Shareholders’ equity	1,004,370			1,061,072
Total liabilities and shareholders’ equity	$7,467,394			$6,870,003
Net interest income and spread		$123,737	3.49%		$121,327	3.81%
Net interest margin			3.63%			3.95%

Rate/Volume Analysis

(Dollars in thousands)	Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$13,168	$(9,589)	$3,579
Investment securities (1)	1,084	1,573	2,657
Interest bearing deposits in other banks	17	72	89
Other earning assets	(587)	(103)	(690)
Total interest income	13,682	(8,047)	5,635
Interest expense
Time deposits	1,029	709	1,738
Money market	418	523	941
Interest bearing demand	19	208	227
Savings	(79)	(10)	(89)
Short-term borrowings and FHLB advances	283	438	721
Long-term borrowings	(1,393)	1,080	(313)
Total interest expense	277	2,948	3,225
Change in net interest income	$13,405	$(10,995)	$2,410
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.
Provision for Loan and Lease Losses
The following table presents the provision for loan and lease losses for PCI and non-PCI Loans for the three and six months ended months ended June 30, 2016 and 2015:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Provision (reversal) for loan and lease losses on PCI Loans	$(778)	$(524)	$(787)	$(2,450)
Provision for loan and lease losses on non-PCI Loans	1,950	1,823	3,334	2,908
Provision for Loan and Lease Losses	$1,172	$1,299	$2,547	$458
Three months ended June 30, 2016 compared to three months ended June 30, 2015:
The provision for loan and lease losses for the three months ended June 30, 2016 was $1.2 million compared to $1.3 million for the three months ended June 30, 2015. The provision on the new loan portfolio was $2.0 million for the three months ended June 30, 2016, as compared to $1.8 million for the three months ended June 30, 2015.
Six months ended June 30, 2016 compared to six months ended June 30, 2015 :
The provision for loan and lease losses for the six months ended June 30, 2016 was $2.5 million compared to a provision of $0.5 million for the six months ended June 30, 2015. The change is primarily due to a $2.5 million reversal of impairment associated with PCI Loans in the prior year. The reversal of impairment associated with PCI Loans was due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs and resolutions. The provision on the new loan portfolio increased to $3.3 million for the six months ended June 30, 2016, from $2.9 million for the six months ended June 30, 2015.
The table below illustrates the impact of our second quarter of 2016 estimates of expected cash flows on PCI Loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance	Weighted Average Note Rate	Weighted Average Life (Years)
PCI loans	23,701	5.67%	8.48%	920,985	4.67%	2.49
Non-interest Income
Three months ended June 30, 2016 compared to three months ended June 30, 2015:
Non-interest income increased $1.6 million, or 15%, to $11.9 million for the three months ended June 30, 2016 from $10.4 million for the three months ended June 30, 2015. The increase was mainly due to the absence of $2.5 million of FDIC indemnification asset expense and $0.3 million of gross impairment loss recorded in the prior year. Partially offsetting the increase was a $0.7 million decline in investment advisory income and a $0.7 million decline in service charges.
Six months ended June 30, 2016 compared to six months ended June 30, 2015:
Non-interest income declined $5.8 million, or 28.6%, to $14.5 million for the six months ended June 30, 2016 from $20.3 million for the six months ended June 30, 2015. The decline was mainly driven by the termination of the FDIC loss share agreements, which resulted in additional FDIC indemnification asset expense of $9.2 million year over year, a decline in service charges of $ 0.6 million and investment advisory income of $1.2 million. Partially offsetting the decline was the absence of $5.0 million of FDIC indemnification asset amortization expense.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service charges on deposit accounts	$4,486	$5,189	$9,297	$9,894
Debit card income	3,235	3,176	6,321	6,140
Fees on mortgage loans originated and sold	1,140	1,278	2,111	2,425
Investment advisory and trust fees	455	1,125	952	2,131
FDIC indemnification asset expense	—	(2,499)	—	(4,938)
Termination of loss share agreements	—	—	(9,178)	—
Investment securities gains	117	231	157	321
Net impairment loss recognized in earnings	—	(288)	—	(288)
OREO revenues	98	167	192	363
Earnings on bank owned life insurance policies	386	388	784	770
Wire transfer fees	212	206	415	407
Other income	1,793	1,390	3,437	3,058
Total non-interest income	$11,922	$10,363	$14,488	$20,283
Non-interest Expense
Three months ended June 30, 2016 compared to three months ended June 30, 2015:
Non-interest expense declined $5.0 million, or 10%, to $44.5 million for the three months ended June 30, 2016 from $49.5 million for the three months ended June 30, 2015. The improvement was mainly due to the absence of a $1.4 million loss on extinguishment of debt, a reduction of $1.7 million in employee compensation as a result of cost savings initiatives, and a reduction of $1.5 million in the OREO valuation, foreclosed asset and loan workout expense components of our legacy credit expenses. Partially offsetting the decline, were $1.2 million of conversion and merger related expenses incurred as part of CommunityOne acquisition costs.

Our efficiency ratios for the three months ended June 30, 2016 and 2015 were 60.65% and 69.67%, respectively. Our core efficiency ratios for the three months ended June 30, 2016 and 2015 were 59.05% and 67.32%, respectively.
Six months ended June 30, 2016 compared to six months ended June 30, 2015:
Non-interest expense declined $10.7 million, or 10%, to $91.5 million for the six months ended June 30, 2016 from $102.1 million for the six months ended June 30, 2015. The improvement was mainly due to the absence of a $2.4 million restructuring charges, a reduction of $3.5 million in employee compensation as a result of cost savings initiatives, and a reduction of $3.2 million in the OREO valuation, foreclosed asset and loan workout expense components of our legacy credit expenses. Partially offsetting the decline, were $2.9 million of conversion and merger related expenses incurred as part of CommunityOne acquisition costs.
Our efficiency ratios for the six months ended June 30, 2016 and 2015 were 66.59% and 72.60%, respectively. Our core efficiency ratios for the six months ended June 30, 2016 and 2015 were 60.34% and 69.56%, respectively.
The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Salaries and employee benefits	$20,139	$21,881	$42,301	$45,762
Stock-based compensation expense	467	108	784	392
Net occupancy and equipment expense	7,355	7,754	15,058	15,883
Computer services	3,274	3,343	6,849	6,740
Software expense	2,000	2,082	4,036	4,224
Telecommunication expense	1,558	1,367	3,090	2,747
OREO valuation expense	1,119	1,710	1,586	3,100
Net gains on sales of OREO	(413)	(957)	(1,092)	(964)
Foreclosed asset related expense	399	600	684	1,274
Loan workout expense	71	795	315	1,418
Conversion and merger related expense	1,236	—	2,923	—
Professional fees	1,353	1,723	2,965	3,457
Losses on extinguishment of debt	—	1,438	—	1,438
Restructuring charges, net	5	178	147	2,519
Contingent value right expense	—	4	—	120
Regulatory assessments	1,259	1,831	2,534	3,526
Amortization of intangibles	923	932	1,852	1,852
Other expense	3,791	4,713	7,442	8,661
Total non-interest expense	$44,536	$49,502	$91,474	$102,149

Legacy credit expenses for the three and six months ended months ended June 30, 2016 and 2015 are presented below:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Provision (reversal) on legacy loans	$(778)	$(524)	$(769)	$(2,450)
FDIC indemnification asset expense	—	2,499	—	4,938
OREO valuation expense	1,119	1,710	1,586	3,100
Termination of loss share agreements	—	—	9,178	—
Net gains on sales of OREO	(413)	(957)	(1,092)	(964)
Foreclosed asset related expense	399	600	684	1,274
Loan workout expense	71	795	315	1,418
Salaries and employee benefits	519	797	1,041	1,629
Total legacy credit expenses	$917	$4,920	$10,943	$8,945
The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three and six months ended June 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net interest income	$61,515	$60,685	$122,882	$120,414

Reported non-interest income	$11,922	$10,363	$14,488	$20,283
Less: Termination of loss share agreements	—	—	(9,178)	—
Securities gains (losses)	117	(57)	157	33
Core non-interest income	$11,805	$10,420	$23,509	$20,250

Reported non-interest expense	$44,536	$49,502	$91,474	$102,149
Less: Stock-based compensation	—	—	—	95
Contingent value right expense	—	4	—	120
Conversion costs and merger tax deductible	881	—	1,989	—
Legal merger non-deductible	355	—	934	—
Restructuring expense	5	178	147	2,519
Severance expense	—	14	75	125
Loss on extinguishment	—	1,438	—	1,438
Core non-interest expense	$43,295	$47,868	$88,329	$97,852

Efficiency ratio	60.65%	69.67%	66.59%	72.60%
Core efficiency ratio	59.05%	67.32%	60.34%	69.56%

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

Income Taxes
The provision for income taxes was $10.3 million and $16.1 million for the three and six months ended months ended June 30, 2016, respectively. The effective income tax rate was 37% for these periods, respectively. The change in effective income tax rate was mainly due to an increase in non-deductible expenses and lower tax-exempt interest income.
At June 30, 2016 and December 31, 2015, the Company had no material amounts recorded for uncertain tax positions and no material unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 13. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.
Financial Condition
Our assets totaled $7.6 billion at June 30, 2016 and $7.4 billion at December 31, 2015. Total loans increased $112.2 million to $5.7 billion at June 30, 2016 compared to $5.6 billion at December 31, 2015. The increase in loans was due to new loans of $769.7 million, partially offset by $48.1 million in resolutions of problem loans and $609.4 million in net principal repayments. Investment securities increased by $10.1 million mainly due to $158.3 million of investment purchases and $16.5 million change in market valuation on available for sale investment securities, partially offset by $91.9 million of security sales and calls and $72.9 million of principal reductions and amortization. Total deposits decreased by $53.1 million or 0.9% to $5.8 billion at June 30, 2016 compared to $5.9 billion at December 31, 2015. Core deposits increased by $174.7 million. Savings deposits decreased by $15.8 million, interest bearing demand deposits increased by $73.8 million, non-interest bearing checking accounts increased $51.3 million, and money market balances increased $65.4 million. Core deposits represent 71.3% and 67.6% of total deposits at June 30, 2016 and December 31, 2015, respectively. Partially offsetting the increase in core deposits was a decrease in higher rate brokered deposits and time deposits of $227.8 million. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $754.5 million and $559.1 million at June 30, 2016 and December 31, 2015, respectively. FHLB advances increased by $189.9 million to $650.8 million at June 30, 2016 compared to $460.9 million at December 31, 2015.
Shareholders’ equity was $1.0 billion at June 30, 2016 and December 31, 2015. The Company’s Board of Directors has authorized a stock repurchase plan of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
As of June 30, 2016, the Company has repurchased a total of $298.6 million, or 12,344,660 common shares at an average price of $24.19 per share, and had $101.4 million remaining under the current board authorized stock repurchase program.
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

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income	$17,402	$12,990	$27,242	$24,379
Adjustments
Non-interest income
Termination of loss share agreements	—	—	9,178	—
Security (gains) losses	(117)	57	(157)	(33)
Non-interest expense
Stock-based compensation expense	—	—	—	95
Contingent value right expense	—	4	—	120
Severance expense	—	14	75	125
Loss on extinguishment of debt	—	1,438	—	1,438
Conversion costs and merger tax deductible	881	—	1,988	—
Legal merger non deductible	355	—	935	—
Restructuring charges	5	178	147	2,519
Tax effect of adjustments	(294)	(648)	(4,293)	(1,634)
Core Net Income	$18,232	$14,033	$35,115	$27,009

Average Assets	$7,484,365	$6,885,513	$7,467,394	$6,870,003

ROA	0.93%	0.75%	0.73%	0.71%
Core ROA	0.97%	0.82%	0.94%	0.79%

Loans
Our loan portfolio is our largest earning asset. Our strategy is to increase the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives.

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	June 30, 2016		December 31, 2015		Year to Date Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$891,830	15.5%	$866,392	15.4%	$25,438	2.9%
Other commercial construction and land	212,315	3.7%	196,795	3.5%	15,520	7.9%
Multifamily commercial real estate	74,328	1.3%	80,708	1.4%	(6,380)	(7.9)%
1-4 family residential construction and land	100,306	1.7%	93,242	1.7%	7,064	7.6%
Total commercial real estate	1,278,779	22.3%	1,237,137	22.0%	41,642	3.4%
Owner occupied commercial real estate	1,075,306	18.7%	1,104,972	19.6%	(29,666)	(2.7)%
Commercial and industrial	1,448,698	25.2%	1,309,704	23.3%	138,994	10.6%
Lease financing	877	—%	1,256	—%	(379)	(30.2)%
Total commercial	2,524,881	43.9%	2,415,932	42.9%	108,949	4.5%
1-4 family residential	1,039,309	18.1%	1,017,791	18.1%	21,518	2.1%
Home equity loans	364,169	6.3%	375,276	6.7%	(11,107)	(3.0)%
Other consumer loans	371,582	6.5%	436,478	7.7%	(64,896)	(14.9)%
Total consumer	1,775,060	30.9%	1,829,545	32.5%	(54,485)	(3.0)%
Other	166,185	2.9%	150,102	2.6%	16,083	10.7%
Total loans	$5,744,905	100.0%	$5,632,716	100.0%	$112,189	2.0%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	June 30, 2016
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$598,692	$40,287	$252,851	$891,830
Other commercial construction and land	141,900	176	70,239	212,315
Multifamily commercial real estate	47,149	5,442	21,737	74,328
1-4 family residential construction and land	100,016	—	290	100,306
Total commercial real estate	887,757	45,905	345,117	1,278,779
Owner occupied commercial real estate	867,268	29,294	178,744	1,075,306
Commercial and industrial	1,373,360	4,165	71,173	1,448,698
Lease financing	877	—	—	877
Total commercial	2,241,505	33,459	249,917	2,524,881
1-4 family residential	785,105	29,846	224,358	1,039,309
Home equity loans	159,318	136,416	68,435	364,169
Other consumer loans	366,235	3,066	2,281	371,582
Total consumer	1,310,658	169,328	295,074	1,775,060
Other	133,353	1,955	30,877	166,185
Total loans	$4,573,273	$250,647	$920,985	$5,744,905

(Dollars in thousands)	December 31, 2015
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,877	196,795
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,176	1,237,137
Owner occupied commercial real estate	858,068	36,927	209,977	1,104,972
Commercial and industrial	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,106	2,415,932
1-4 family residential	733,349	34,459	249,983	1,017,791
Home equity loans	148,855	151,437	74,984	375,276
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	189,807	328,188	1,829,545
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$287,227	$1,067,308	$5,632,716
During the six months ended June 30, 2016, our loan portfolio increased by $112.2 million, as $769.7 million of new loans were partially offset by $48.1 million in resolutions of problem loans and $609.4 million in net principal repayments. New and acquired non-impaired loans represent 84.0% of our total loan portfolio as compared to 81.1% at December 31, 2015.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. New loan production during the six months ended June 30, 2016 was absent of indirect auto lending, As illustrated in the table below, commercial loans and consumer and other loans represented approximately 48.8% and 22.3%, respectively, of new loan production for the six months ended June 30, 2016.
The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Six Months Ended
	June 30, 2016		June 30, 2015
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$95,937	12.5%	$81,877	10.2%
Other commercial construction and land	82,872	10.8%	36,900	4.6%
Multifamily commercial real estate	2,679	0.3%	5,178	0.6%
1-4 family residential construction and land	40,985	5.3%	32,717	4.1%
Total commercial real estate	222,473	28.9%	156,672	19.5%
Owner occupied commercial real estate	63,662	8.3%	87,226	10.8%
Commercial and industrial	311,404	40.5%	261,201	32.4%
Total commercial	375,066	48.8%	348,427	43.2%
1-4 family residential	113,376	14.7%	117,113	14.5%
Home equity loans	25,114	3.3%	34,705	4.3%
Other consumer loans	21,073	2.7%	126,866	15.7%
Total consumer	159,563	20.7%	278,684	34.5%
Other	12,593	1.6%	21,877	2.8%
Total loans	$769,695	100.0%	$805,660	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively.

Florida, North Carolina, South Carolina, and Tennessee accounted for 27.8%, 31.0%, 11.2% and 30.0% of our new loans, respectively, for the six months ended June 30, 2016. Florida, North Carolina, South Carolina, and Tennessee accounted for 31.3%, 31.6%, 10.5% and 26.6% of our new loans, respectively, for the six months ended June 30, 2015.
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
We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These are the legacy loans of Metro Bank, Turnberry Bank, and First National Bank of the South where the FDIC reimbursed us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans (expired in the third quarter of 2015 but required sharing of recoveries until 2018) and a ten-year period for residential loans (expiring in the third quarter of 2020). We refer to all other loans as “non-covered loans.” These are new loans we originate or purchase, loans acquired through the acquisitions of Capital Bank, TIB Bank, Green Bank and Southern Community Bank and Trust and certain loans of the Failed Banks that we acquired, which are no longer covered by any loss sharing agreement effective January 1, 2016.
Covered Loans
On March 18, 2016, the Bank entered into an agreement to terminate all existing loss share agreements with the FDIC effective January 1, 2016. All rights and obligations of the Bank and the FDIC under these FDIC loss share agreements have been resolved and terminated under this agreement. Covered loans and OREO that were subject to the loss share agreements were reclassified and are presented as non-covered as of June 30, 2016. As of December 31, 2015, covered loans were $73.5 million, representing 1.3% of our loan portfolio of which 1.0% were past due 30-89 days, 3.8% were nonperforming PCI (of which 1.8% were >90 days past due and still accreting) and 1.3% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date.
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

Non-Covered Loans
As of June 30, 2016, non-covered loans were $5.7 billion, representing 100.0% of our loan portfolio, of which 0.2% were past due 30-89 days, 1.0% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2015, non-covered loans were $5.6 billion, representing 98.7% of our loan portfolio, of which 0.2% were past due 30-89 days, 1.0% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.1% were nonaccrual.
At June 30, 2016, 16.0% of the non-covered loans were acquired impaired loans. These acquired loans had disproportionate commercial real estate concentrations. In connection with the acquisitions, we applied acquisition accounting adjustments to the acquired non-covered loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.

Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	June 30, 2016				December 31, 2015
	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$—	—%	—%	—%	$—	—%	—%	—%
Other commercial construction and land	—	—%	—%	—%	123	—%	—%	—%
Multifamily commercial real estate	—	—%	—%	—%	—	—%	—%	—%
1-4 family residential construction and land	—	—%	—%	—%	—	—%	—%	—%
Total commercial real estate	—	—%	—%	—%	123	—%	—%	—%
Owner occupied commercial real estate	—	—%	—%	—%	67	—%	—%	—%
Commercial and industrial loans	—	—%	—%	—%	—	—%	—%	—%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	—	—%	—%	—%	67	—%	—%	—%
1-4 family residential	—	—%	—%	—%	40,887	0.6%	6.6%	0.1%
Home equity loans	—	—%	—%	—%	32,425	1.6%	0.4%	2.8%
Other consumer loans	—	—%	—%	—%	—	—%	—%	—%
Total consumer	—	—%	—%	—%	73,312	1.0%	3.8%	1.3%
Other	—	—%	—%	—%	—	—%	—%	—%
Total covered loans	$—	—%	—%	—%	$73,502	1.0%	3.8%	1.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$891,830	—%	0.2%	0.1%	$866,392	—%	0.3%	0.2%
Other commercial construction and land	212,315	—%	7.1%	0.1%	196,672	0.5%	8.7%	0.1%
Multifamily commercial real estate	74,328	0.2%	0.9%	0.1%	80,708	—%	0.4%	0.1%
1-4 family residential construction and land	100,306	—%	—%	—%	93,242	—%	—%	—%
Total commercial real estate	1,278,779	—%	1.4%	0.1%	1,237,014	0.1%	1.6%	0.1%
Owner occupied commercial real estate	1,075,306	0.2%	0.8%	0.1%	1,104,905	0.1%	0.7%	0.1%
Commercial and industrial loans	1,448,698	—%	1.1%	0.1%	1,309,704	—%	1.2%	0.1%
Lease financing	877	—%	—%	—%	1,256	—%	—%	—%
Total commercial	2,524,881	0.1%	0.9%	0.1%	2,415,865	0.1%	1.0%	0.1%
1-4 family residential	1,039,309	0.1%	1.2%	0.1%	976,904	0.2%	1.0%	0.1%
Home equity loans	364,169	0.3%	0.5%	0.6%	342,851	0.7%	0.5%	0.5%
Other consumer loans	371,582	1.4%	—%	0.5%	436,478	0.9%	—%	0.3%
Total consumer	1,775,060	0.4%	0.8%	0.3%	1,756,233	0.5%	0.7%	0.2%
Other	166,185	—%	—%	—%	150,102	—%	—%	—%
Total non-covered loans	$5,744,905	0.2%	1.0%	0.2%	$5,559,214	0.2%	1.0%	0.1%
Total loans	$5,744,905	0.2%	1.0%	0.2%	$5,632,716	0.2%	1.1%	0.2%
Of the loans that were non-performing PCI as December 31, 2015, $2.8 million (or approximately 4.8%) were covered by loss sharing agreements with the FDIC. Of these loans $1.3 million (or approximately 2.2%) were >90 days past due and still accreting as of December 31, 2015. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of June 30, 2016 declined by $3.0 million, or 4%, to $65.1 million as compared to $68.1 million at December 31, 2015. The change in non-performing loans during the six months ended June 30, 2016 was attributable to $7.8 million in resolutions and $2.2 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $7.0 million of loans that became non-performing.

During the six months ended June 30, 2016, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 15.5% consisted of residential loans and 59.3% consisted of commercial real estate loans. The customer-owed principal balances and carrying amounts as of June 30, 2016 and December 31, 2015 are set forth in the tables below:

(Dollars in thousands)	June 30, 2016
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Non-covered Portfolio
Non-owner occupied commercial real estate	$1,008,585	$891,830	88.4%	$3,281	0.4%
Other commercial construction and land	517,686	212,315	41.0%	15,303	7.2%
Multifamily commercial real estate	87,673	74,328	84.8%	721	1.0%
1-4 family residential construction and land	134,040	100,306	74.8%	—	—%
Total commercial real estate	1,747,984	1,278,779	73.2%	19,305	1.5%
Owner occupied commercial real estate	1,161,008	1,075,306	92.6%	9,405	0.9%
Commercial and industrial loans	1,559,516	1,448,698	92.9%	17,171	1.2%
Lease financing	877	877	100.0%	—	—%
Total commercial	2,721,401	2,524,881	92.8%	26,576	1.1%
1-4 family residential	1,128,583	1,039,309	92.1%	13,311	1.3%
Home equity loans	421,868	364,169	86.3%	4,030	1.1%
Other consumer loans	380,102	371,582	97.8%	1,828	0.5%
Total consumer	1,930,553	1,775,060	91.9%	19,169	1.1%
Other	184,529	166,185	90.1%	74	—%
Total non-covered loans	$6,584,467	$5,744,905	87.2%	$65,124	1.1%
Total loans	$6,584,467	$5,744,905	87.2%	$65,124	1.1%

(1)	The carrying amount for total non-covered loans represents a discount from the total gross customer balance of $839.6 million or 12.8%.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

(Dollars in thousands)	December 31, 2015
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$—	$—	—%	$—	—%
Other commercial construction and land	1,131	123	10.9%	—	—%
Multifamily commercial real estate	—	—	—%	—	—%
1-4 family residential construction and land	165	—	—%	—	—%
Total commercial real estate	1,296	123	9.5%	—	—%
Owner occupied commercial real estate	48	67	139.6%	—	—%
Commercial and industrial loans	—	—	—%	—	—%
Lease financing	—	—	—%	—	—%
Total commercial	48	67	139.6%	—	—%
1-4 family residential	57,381	40,887	71.3%	2,736	6.7%
Home equity loans	47,818	32,425	67.8%	1,021	3.1%
Other consumer loans	184	—	—%	—	—%
Total consumer	105,383	73,312	69.6%	3,757	5.1%
Other	—	—	—%	—	—%
Total covered loans	$106,727	$73,502	68.9%	$3,757	5.1%
Non-covered Portfolio
Non-owner occupied commercial real estate	$985,618	$866,392	87.9%	$4,403	0.5%
Other commercial construction and land	509,293	196,672	38.6%	17,203	8.7%
Multifamily commercial real estate	94,148	80,708	85.7%	412	0.5%
1-4 family residential construction and land	126,831	93,242	73.5%	—	—%
Total commercial real estate	1,715,890	1,237,014	72.1%	22,018	1.8%
Owner occupied commercial real estate	1,182,942	1,104,905	93.4%	9,192	0.8%
Commercial and industrial loans	1,420,177	1,309,704	92.0%	16,960	1.3%
Lease financing	1,256	1,256	100.0%	—	—%
Total commercial	2,604,375	2,415,865	92.8%	26,152	1.1%
1-4 family residential	1,047,300	976,904	93.3%	11,062	1.1%
Home equity loans	388,229	342,851	88.3%	3,534	1.0%
Other consumer loans	442,228	436,478	98.7%	1,542	0.4%
Total consumer	1,877,757	1,756,233	93.5%	16,138	0.9%
Other	173,669	150,102	86.4%	74	—%
Total non-covered loans	$6,371,691	$5,559,214	87.2%	$64,382	1.2%
Total loans	$6,478,418	$5,632,716	86.9%	$68,139	1.2%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $33.2 million, or 31.1%, and $812.5 million, or 12.8%, respectively.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At June 30, 2016, the allowance for loan and lease losses was $44.9 million, of which $23.7 million was associated with PCI loans and $21.2 million related to new loans or acquired non-PCI loans. At June 30, 2016, the allowance for loan and lease losses represents 0.78% of our total $5.7 billion loan portfolio. At December 31, 2015, the allowance for loan and lease losses was $45.0 million, of which $24.5 million was associated with PCI loans and $20.5 million related to new loans or acquired non-PCI loans. At December 31, 2015, the allowance for loan and lease losses represented 0.80% of our total $5.6 billion loan portfolio.
For non-PCI loans, the allowance for loan and lease losses reflects an allowance for probable incurred credit losses in the loan portfolio. Our formalized process for assessing the adequacy of the allowance for loan and lease losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analysis and loan pool analysis. Individual loan analysis are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired.
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
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and six months ended months ended June 30, 2016 and 2015 by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	June 30, 2016			June 30, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,784	$24,479	$45,263	$21,295	$26,930	$48,225
Charge-offs:
Non-owner occupied commercial real estate	(1)	—	(1)	—	—	—
Other commercial construction and land	—	—	—	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(1)	—	(1)	—	—	—
Owner occupied commercial real estate	—	—	—	(95)	—	(95)
Commercial and industrial loans	(503)	—	(503)	(41)	—	(41)
Lease financing	—	—	—	—	—	—
Total commercial	(503)	—	(503)	(136)	—	(136)
1-4 family residential	—	—	—	(80)	—	(80)
Home equity loans	(113)	—	(113)	(247)	—	(247)
Other consumer loans	(1,211)	—	(1,211)	(969)	(162)	(1,131)
Total consumer	(1,324)	—	(1,324)	(1,296)	(162)	(1,458)
Other	(488)	—	(488)	(578)	—	(578)
Total charge-offs	(2,316)	—	(2,316)	(2,010)	(162)	(2,172)
Recoveries:
Non-owner occupied commercial real estate	3	—	3	63	—	63
Other commercial construction and land	6	—	6	5	—	5
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	11	—	11	70	—	70
Owner occupied commercial real estate	—	—	—	—	—	—
Commercial and industrial loans	21	—	21	244	—	244
Lease financing	—	—	—	—	—	—
Total commercial	21	—	21	244	—	244
1-4 family residential	175	—	175	23	—	23
Home equity loans	102	—	102	50	—	50
Other consumer loans	196	—	196	148	—	148
Total consumer	473	—	473	221	—	221
Other	259	—	259	176	—	176
Total recoveries	764	—	764	711	—	711
Net charge-offs	(1,552)	—	(1,552)	(1,299)	(162)	(1,461)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(176)	542	366	(47)	2,059	2,012
Other commercial construction and land	186	(631)	(445)	66	(2,224)	(2,158)
Multifamily commercial real estate	(8)	(21)	(29)	(20)	(2)	(22)
1-4 family residential construction and land	45	(374)	(329)	144	190	334
Total commercial real estate	47	(484)	(437)	143	23	166
Owner occupied commercial real estate	(100)	(28)	(128)	294	(15)	279
Commercial and industrial loans	680	473	1,153	(134)	169	35
Lease financing	—	—	—	—	—	—
Total commercial	580	445	1,025	160	154	314
1-4 family residential	(185)	(400)	(585)	25	(529)	(504)
Home equity loans	71	(294)	(223)	229	(168)	61
Other consumer loans	1,183	(22)	1,161	942	(24)	918
Total consumer	1,069	(716)	353	1,196	(721)	475
Other	254	(23)	231	324	20	344
Total provision (reversal) for loan and lease losses	1,950	(778)	1,172	1,823	(524)	1,299

Allowance for loan and lease losses at the end of the period	$21,182	$23,701	$44,883	$21,819	$26,244	$48,063

(Dollars in thousands)	Six Months Ended
	June 30, 2016			June 30, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,546	$24,488	$45,034	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	(2)	—	(2)	(8)	—	(8)
Other commercial construction and land	—	—	—	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(2)	—	(2)	(8)	—	(8)
Owner occupied commercial real estate	(80)	—	(80)	(207)	—	(207)
Commercial and industrial loans	(504)	—	(504)	(95)	—	(95)
Lease financing	—	—	—	—	—	—
Total commercial	(584)	—	(584)	(302)	—	(302)
1-4 family residential	—	—	—	(295)	—	(295)
Home equity loans	(174)	—	(174)	(407)	—	(407)
Other consumer loans	(2,340)	—	(2,340)	(1,836)	(162)	(1,998)
Total consumer	(2,514)	—	(2,514)	(2,538)	(162)	(2,700)
Other	(1,040)	—	(1,040)	(1,061)	—	(1,061)
Total charge-offs	(4,140)	—	(4,140)	(3,909)	(162)	(4,071)
Recoveries:
Non-owner occupied commercial real estate	11	—	11	66	—	66
Other commercial construction and land	9	—	9	174	—	174
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	3	—	3	3	—	3
Total commercial real estate	23	—	23	243	—	243
Owner occupied commercial real estate	—	—	—	—	—	—
Commercial and industrial loans	59	—	59	395	—	395
Lease financing	—	—	—	—	—	—
Total commercial	59	—	59	395	—	395
1-4 family residential	180	—	180	27	—	27
Home equity loans	275	—	275	142	—	142
Other consumer loans	425	—	425	282	—	282
Total consumer	880	—	880	451	—	451
Other	480	—	480	376	—	376
Total recoveries	1,442	—	1,442	1,465	—	1,465
Net charge-offs	(2,698)	—	(2,698)	(2,444)	(162)	(2,606)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(227)	659	432	(15)	1,892	1,877
Other commercial construction and land	83	(254)	(171)	(138)	(1,787)	(1,925)
Multifamily commercial real estate	(22)	(11)	(33)	(24)	(27)	(51)
1-4 family residential construction and land	86	(406)	(320)	115	136	251
Total commercial real estate	(80)	(12)	(92)	(62)	214	152
Owner occupied commercial real estate	38	96	134	594	(132)	462
Commercial and industrial loans	986	632	1,618	(347)	—	(347)
Lease financing	—	—	—	1	(1)	—
Total commercial	1,024	728	1,752	248	(133)	115
1-4 family residential	(285)	(988)	(1,273)	132	(2,346)	(2,214)
Home equity loans	(84)	(509)	(593)	284	(181)	103
Other consumer loans	2,167	(15)	2,152	1,689	(18)	1,671

Total consumer	1,798	(1,512)	286	2,105	(2,545)	(440)
Other	592	9	601	617	14	631
Total provision (reversal) for loan and lease losses	3,334	(787)	2,547	2,908	(2,450)	458
Allowance for loan and lease losses at the end of the period	$21,182	$23,701	$44,883	$21,819	$26,244	$48,063

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016			December 31, 2015
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$638,979	$1,064	0.17%	$563,640	$1,282	0.23%
Other commercial construction and land	142,076	1,826	1.29%	110,918	1,735	1.56%
Multifamily commercial real estate	52,591	38	0.07%	57,099	59	0.10%
1-4 family residential construction and land	100,016	842	0.84%	90,304	753	0.83%
Total commercial real estate	933,662	3,770	0.40%	821,961	3,829	0.47%
Owner occupied commercial real estate	896,562	1,296	0.14%	894,995	1,338	0.15%
Commercial and industrial	1,377,525	8,198	0.60%	1,228,575	7,657	0.62%
Lease financing	877	—	—%	1,256	—	—%
Total commercial	2,274,964	9,494	0.42%	2,124,826	8,995	0.42%
1-4 family residential	808,505	2,166	0.27%	757,239	2,271	0.30%
Home equity loans	295,734	610	0.21%	300,292	593	0.20%
Other consumer loans	369,301	4,877	1.32%	433,257	4,625	1.07%
Total consumer	1,473,540	7,653	0.52%	1,490,788	7,489	0.50%
Other	135,308	265	0.20%	117,264	233	0.20%
Total loans	$4,817,474	$21,182	0.44%	$4,554,839	$20,546	0.45%

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

The following table summarizes criticized and classified loans at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016 (1)			December 31, 2015 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$—	$44,716	$44,716	$—	$57,066	$57,066
Other commercial construction and land	—	36,639	36,639	—	45,299	45,299
Multifamily commercial real estate	—	1,764	1,764	—	1,438	1,438
1-4 family residential construction and land	—	231	231	—	1,152	1,152
Total commercial real estate	—	83,350	83,350	—	104,955	104,955
Owner occupied commercial real estate	—	41,346	41,346	—	38,788	38,788
Commercial and industrial	—	51,542	51,542	—	39,646	39,646
Lease financing	—	—	—	—	—	—
Total commercial	—	92,888	92,888	—	78,434	78,434
1-4 family residential	—	26,962	26,962	4,362	26,288	30,650
Home equity loans	—	6,190	6,190	1,093	6,175	7,268
Other consumer loans	—	1,843	1,843	—	1,554	1,554
Total consumer	—	34,995	34,995	5,455	34,017	39,472
Other	—	1,441	1,441	—	1,716	1,716
Total loans	$—	$212,674	$212,674	$5,455	$219,122	$224,577
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $11.9 million, or 11% annualized, during the six months ended June 30, 2016 as a result of $3.8 million in transfers to other real estate owned and $39.2 million of pay downs, charge offs and upgrades. Loan downgrades of $31.1 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of June 30, 2016, there were 96 loans individually evaluated for impairment and 53 deemed impaired with a related allowance for loan and lease losses of $456 thousand. At December 31, 2015, there were 66 loans individually evaluated for impairment and 32 deemed impaired with a related allowance for loan and lease losses of $75 thousand.
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

(Dollars in thousands)	June 30, 2016			December 31, 2015
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$—	$9,016	$9,016	$938	$8,007	$8,945
Accruing/accreting loans delinquent 90 days or more	—	12,433	12,433	1,325	13,180	14,505
Accreting PCI loans <90 days with expected cash flows less than contractual	—	43,675	43,675	1,494	43,196	44,690
Total non-performing loans	—	65,124	65,124	3,757	64,383	68,140
Repossessed personal property	—	174	174	—	375	375
Other real estate owned	—	44,236	44,236	554	52,222	52,776
Total non-performing assets	$—	$109,534	$109,534	$4,311	$116,980	$121,291
Allowance for loan and lease losses	$—	$44,883	$44,883	$4,472	$40,562	$45,034
Non-performing assets as a percent of total assets	—%	1.44%	1.44%	0.06%	1.57%	1.63%
Non-performing loans as a percent of total loans	—%	1.13%	1.13%	0.07%	1.14%	1.21%
Allowance for loan and lease losses as a percent of non-performing loans	—%	68.92%	68.92%	119.03%	63.00%	66.09%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans			0.44%			0.45%
At June 30, 2016 non-covered loans and December 31, 2015, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 5. Loans in our Consolidated Financial Statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at June 30, 2016 declined by $11.8 million to $109.5 million compared to $121.3 million at December 31, 2015, which represents an annualized decline of 19.4%. The change in non-performing assets was attributable to the net decline in non-performing loans and other real estate owned of $3.0 million and $8.5 million, respectively. The net decline in non-performing loans was due to $6.2 million in resolutions and $3.8 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $7.0 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $10.7 million, partially offset by acquisitions as noted above.
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
Trading securities related to our non-qualified deferred compensation program and CRA investment fund totaled $3.5 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively.

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a low degree of credit and liquidity risk. The following tables set forth our investment securities as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$43,140	$42,559	6.5%	3.03%	12.67
Mortgage-backed securities—residential issued by government sponsored entities	590,693	604,648	93.0%	2.20%	4.43
Industrial revenue bonds	3,239	3,263	0.5%	2.09%	0.24
Total	$637,072	$650,470	100.0%	2.26%	5.09
Held-to-Maturity
U.S. Government agencies	$11,999	$12,580	2.6%	2.82%	5.12
Corporate bonds	74,014	70,828	14.8%	5.00%	3.67
State and political subdivisions—tax exempt	9,611	10,352	2.2%	3.44%	4.43
State and political subdivisions—taxable	524	552	0.1%	3.94%	2.64
Mortgage-backed securities—residential issued by government sponsored entities	372,795	383,419	80.3%	2.37%	3.89
Total	$468,943	$477,731	100.0%	2.82%	3.90

(Dollars in thousands)	December 31, 2015
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Corporate bonds	$22,870	$22,755	3.6%	2.56%	10.78
Mortgage-backed securities—residential issued by government sponsored entities	614,176	611,137	95.9%	2.10%	4.62
Industrial revenue bonds	3,409	3,437	0.5%	2.26%	0.24
Total	$640,455	$637,329	100.0%	2.11%	4.81
Held-to-maturity
U.S. Government agencies	$12,805	$13,035	2.7%	2.83%	5.21
Corporate bonds	70,059	69,658	14.7%	5.00%	5.23
State and political subdivisions—tax exempt	10,849	11,337	2.4%	3.31%	4.07
State and political subdivisions—taxable	528	545	0.1%	3.92%	3.07
Mortgage-backed securities—residential issued by government sponsored entities	378,264	380,559	80.1%	2.39%	4.13
Total	$472,505	$475,134	100.0%	2.81%	4.32

Contractual maturities of investment securities at June 30, 2016 and December 31, 2015 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
June 30, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$42,559	3.03%	$—	—%	$42,559	3.03%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	604,648	2.20%	604,648	2.20%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,263	2.09%	—	—%	3,263	2.09%
Total	$—	—%	$—	—%	$—	—%	$45,822	2.96%	$604,648	2.20%	$650,470	2.26%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$11,999	2.82%	$—	—%	$11,999	2.82%
Corporate bonds	—	—%	15,050	4.75%	58,964	5.06%	—	—%	—	—%	74,014	5.00%
State and political subdivisions—tax exempt	—	—%	4,280	3.17%	5,331	3.66%	—	—%	—	—%	9,611	3.44%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	524	3.94%	—	—%	524	3.94%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	372,795	2.37%	372,795	2.37%
Total	$—	—%	$19,330	4.40%	$64,295	4.95%	$12,523	2.87%	$372,795	2.37%	$468,943	2.82%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$22,755	2.56%	$—	—%	$22,755	2.56%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	611,137	2.10%	611,137	2.10%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,437	2.26%	—	—%	3,437	2.26%
Total	$—	—%	$—	—%	$—	—%	$26,192	2.52%	$611,137	2.10%	$637,329	2.11%
Held-to-maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$12,805	2.83%	$—	—%	$12,805	2.83%
Corporate bonds	—	—%	15,059	4.75%	55,000	5.07%	—	—%	—	—%	70,059	5.00%
State and political subdivisions—tax exempt	—	—%	4,098	3.15%	6,751	3.41%	—	—%	—	—%	10,849	3.31%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	528	3.92%	—	—%	528	3.92%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	378,264	2.39%	378,264	2.39%
Total	$—	—%	$19,157	4.40%	$61,751	4.88%	$13,333	2.87%	$378,264	2.39%	$472,505	2.81%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at June 30, 2016 or December 31, 2015.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of June 30, 2016, our core deposits, which we define as demand deposits, savings and money market accounts, excluding brokered, increased by $174.7 million as compared to December 31, 2015. The sequential increase was mainly the result of the Company's continued focus on growing low-cost core deposits. The average contractual rate on core deposits increased to 0.18% at June 30, 2016, from 0.16% at December 31, 2015.
Time deposit balances declined by $127.8 million during the six months ended June 30, 2016. At June 30, 2016, our wholesale time deposits declined by $122.5 million, while retail time deposits decreased by $5.3 million as compared to December 31, 2015. The average contractual rate on time deposits increased to 0.98% from 0.96% at December 31, 2015. The total cost of deposits remained relatively flat at 0.41% for the six months ended June 30, 2016 and December 31, 2015.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016			December 31, 2015			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest bearing demand	$1,172,481	20.2%	—%	$1,121,160	19.1%	—%	$51,321	4.6%
Interest bearing demand	1,456,558	25.1%	0.21%	1,382,732	23.6%	0.19%	73,826	5.3%
Savings	403,106	6.9%	0.20%	418,879	7.1%	0.22%	(15,773)	(3.8)%
Money market	1,105,460	19.0%	0.33%	1,040,086	17.7%	0.29%	65,374	6.3%
Total core deposits	4,137,605	71.3%	0.18%	3,962,857	67.6%	0.16%	174,748	4.4%
Brokered money market	50,015	0.9%	0.59%	150,035	2.6%	0.55%	(100,020)	(66.7)%
Customer time deposits	1,374,247	23.7%	1.00%	1,379,525	23.5%	1.03%	(5,278)	(0.4)%
Wholesale time deposits	245,260	4.2%	0.86%	367,793	6.3%	0.72%	(122,533)	(33.3)%
Total time deposits	1,619,507	27.9%	0.98%	1,747,318	29.8%	0.96%	(127,811)	(7.3)%
Total deposits	$5,807,127	100.0%	0.41%	$5,860,210	100.0%	0.41%	$(53,083)	(0.9)%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	June 30, 2016		December 31, 2015
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand	$1,187,056	—%	$1,105,553	—%
Interest bearing
Interest bearing demand	1,451,666	0.21%	1,338,766	0.17%
Savings	411,496	0.20%	464,840	0.22%
Money market	1,184,532	0.35%	979,650	0.26%
Time deposits (1)	1,620,023	1.00%	1,574,100	0.92%
Total deposits	$5,854,773	0.41%	$5,462,909	0.37%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by maturity and deposit amount:

(Dollars in thousands)	June 30, 2016
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of Less than $100K	Total
Three or less	$124,623	$58,841	$183,464
Over three to six	82,015	49,528	131,543
Over six to twelve	261,339	190,969	452,308
Over twelve	510,260	341,932	852,192
Total deposits	$978,237	$641,270	$1,619,507

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
As of June 30, 2016 and December 31, 2015, we had 11.62% and 11.46% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net. Tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.
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

(Dollars in thousands)
	June 30, 2016	December 31, 2015
Total shareholders' equity	$1,016,498	$986,265
Less: goodwill and intangible assets	(147,753)	(149,622)
Tangible common equity	$868,745	$836,643
Total assets	$7,621,225	$7,449,479
Less: goodwill and intangible assets	(147,753)	(149,622)
Tangible assets	$7,473,472	$7,299,857
Tangible common equity ratio	11.62%	11.46%
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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars and shares in thousands, except per share amounts)
	June 30, 2016	December 31, 2015
Total shareholders' equity	$1,016,498	$986,265
Less: goodwill and intangible assets, net of taxes	(142,725)	(143,849)
Tangible book value	$873,773	$842,416
Common shares outstanding	43,219	43,143
Book value per share	$23.52	$22.86
Tangible book value per share	$20.22	$19.53
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of June 30, 2016, we had a Tier 1 leverage ratio of 12.6%, which provided us with $339.9 million in excess capital relative to our longer-term target of 8%. As of June 30, 2016, Capital Bank Corporation had a 10.4% Tier 1 leverage ratio, a 12.0% Tier 1 common capital ratio, a 12.0% Tier 1 risk-based ratio and a 12.7% Total risk-based capital ratio.
As of December 31, 2015, we had a Tier 1 leverage ratio of 12.7%, which provided us with $335.1 million in excess capital relative our longer-term planning target of 8%. As of December 31, 2015, Capital Bank Corporation had a 11.1% Tier 1 leverage ratio, a 12.9% Tier I common capital ratio, a 12.9% Tier 1 risk-based ratio and an 13.7% total risk-based capital ratio.

The minimum ratios along with the actual ratios for us and Capital Bank Corporation as of June 30, 2016 and December 31, 2015 are presented in the following tables:

(Dollars in thousands)			Actual
June 30, 2016	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2016	December 31, 2015
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	12.6%	12.7%
Bank	≥ 5.0%	≥ 4.0%	10.4%	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	13.4%	13.6%
Bank	≥ 6.5%	≥ 4.5%	12.0%	12.9%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	14.6%	14.7%
Bank	≥ 8.0%	≥ 6.0%	12.0%	12.9%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	15.3%	15.5%
Bank	≥ 10.0%	≥ 8.0%	12.7%	13.7%

	Actual
(Dollars in thousands)	June 30, 2016	December 31, 2015
CBF Consolidated
Tier 1 Leverage Capital	$925,498	$908,600
Excess Tier 1 Leverage Capital:
vs. 8% target	339,850	335,115
Capital Bank Corporation
Tier 1 Leverage Capital	760,462	793,722
Excess Tier 1 Leverage Capital:
vs. 8% target	176,677	221,304
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of June 30, 2016, our capital buffer would be 4.7%; well exceeding the 2.5% 2019 requirement.
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

Dividend Program
On July 21, 2016, the Company's board of directors approved a quarterly common dividend of $0.10 per share payable on August 25, 2016, to shareholders of record as of August 11, 2016.
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
As of June 30, 2016 and December 31, 2015, cash and liquid securities totaled 17.6% and 16.9% of assets, respectively, providing ample liquidity to support our existing bank franchise. As of June 30, 2016 and December 31, 2015, the ratio of wholesale to total funding was 18.3%, and 19.4%, respectively, which is below our policy limit of 25%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At June 30, 2016 and December 31, 2015, there were $650.8 million and $460.9 million, respectively, in FHLB advances outstanding. In addition, we had $15.4 million and $25.4 million in letters of credit outstanding as of June 30, 2016 and December 31, 2015, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $294.4 million and $416.9 million, respectively.
We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.
As of June 30, 2016 and December 31, 2015, our holding company had cash of approximately $143.7 million and $95.3 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The increase in cash was due to $64.2 million of dividend received from the Bank, offset by $4.4 million of common share buybacks and $8.6 million in dividends paid to shareholders during the six months ended June 30, 2016.

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At June 30, 2016, approximately 55% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of less than five years. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At June 30, 2016, securities accounted for 15% of assets, and the effective duration of the portfolio was 3.1 years with limited extension risk to 4.1 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At June 30, 2016, core deposits accounted for 72% of total deposits, and checking balances accounted for 63% of core deposits.
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
Based upon the current interest rate environment, as of June 30, 2016, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$21,950	8.6%	$64,403	6.9%
200	15,396	6.0%	53,108	5.7%
100	8,097	3.2%	33,893	3.6%
—	—	—%	—	—%
(50)	(6,610)	(2.6)%	(37,385)	(4.0)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps and cash flow hedges. As of June 30, 2016, we were in compliance with all of the limits and policies established by our Board of Directors in predefined plus rate shocks and moved temporarily out of compliance in the minus 50 basis point proportional rate shocks. We continuously evaluate all balance sheet strategies to optimize the Company’s interest rate risk position and plan to take prudent and deliberate actions which we anticipate will moderate our asset sensitivity and move the Company back into compliance with the limits and policies established by our Board of Directors. As a component of these strategies, the Company has entered into $235.0 million of notional receive-fixed interest rate swaps during the six months ended June 30, 2016.
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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSERT
RAPIMAG
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Board Program
April 1-30	—	$—	—	$101,360,337
May 1-31	—	—	—	101,360,337
June 1-30	—	—	—	101,360,337
Total	—	$—	—	$101,360,337

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
During the three months ended June 30, 2016, the Company did not repurchase shares.
As of June 30, 2016, the Company has repurchased a total of $298.6 million or 12,344,660 common shares at an average price of $24.19 per share, and had $101.4 million remaining under the current board authorized stock repurchase program.
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

CAPITAL BANK FINANCIAL CORP.

Date:	July 29, 2016	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	July 29, 2016	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)