Form 10-Q
period 2016-09-30
Capital Bank Financial Corp.
filed 2016-10-31
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

Class A Voting Common Stock, $0.01 Par Value	26,385,200
Class B Non-Voting Common Stock, $0.01 Par Value	16,853,429
Class	Outstanding as of October 24, 2016

CAPITAL BANK FINANCIAL CORP.
FORM 10-Q
For the quarter ended September 30, 2016

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$88,171	$87,985
Interest-bearing deposits in other banks	116,136	56,711
Total cash and cash equivalents	204,307	144,696
Trading securities	3,701	3,013
Investment securities available-for-sale at fair value (amortized cost $639,687 and $640,455, respectively)	652,945	637,329
Investment securities held-to-maturity at amortized cost (fair value $474,834 and $475,134, respectively)	466,063	472,505
Loans held for sale	95,253	10,569
Loans, net of deferred loan costs and fees	5,840,680	5,622,147
Less: Allowance for loan and lease losses	43,984	45,034
Loans, net	5,796,696	5,577,113
Other real estate owned	46,007	52,776
FDIC indemnification asset	—	6,725
Receivable from FDIC	—	678
Premises and equipment, net	157,863	159,149
Goodwill	134,522	134,522
Intangible assets, net	12,288	15,100
Deferred income tax asset, net	80,418	105,316
Other assets	142,395	129,988
Total Assets	$7,792,458	$7,449,479
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,207,800	$1,121,160
Interest bearing demand	1,463,520	1,382,732
Money market	1,291,948	1,190,121
Savings	401,205	418,879
Time deposits	1,668,784	1,747,318
Total deposits	6,033,257	5,860,210
Federal Home Loan Bank advances	575,751	460,898
Short-term borrowings	15,428	12,410
Long-term borrowings	87,445	85,777
Accrued expenses and other liabilities	50,736	43,919
Total liabilities	6,762,617	6,463,214

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 37,253 issued and 26,381 outstanding and 37,012 issued and 26,589 outstanding, respectively.	373	370
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,627 issued and 16,854 outstanding and 18,327 issued and 16,554 outstanding, respectively.	186	183
Additional paid in capital	1,078,746	1,076,415
Retained earnings	241,554	208,742
Accumulated other comprehensive income (loss)	7,621	(5,196)
Treasury stock, at cost, 12,645 and 12,196 shares, respectively	(298,639)	(294,249)
Total shareholders’ equity	1,029,841	986,265
Total Liabilities and Shareholders’ Equity	$7,792,458	$7,449,479
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest and dividend income
Loans, including fees	$63,662	$62,126	$188,944	$183,785
Investment securities:
Taxable interest income	6,732	5,668	19,433	15,670
Tax-exempt interest income	118	133	359	399
Dividends	11	13	36	40
Interest-bearing deposits in other banks	69	19	227	88
Other earning assets	337	759	981	2,093
Total interest and dividend income	70,929	68,718	209,980	202,075
Interest expense
Deposits	6,082	5,396	18,147	14,644
Long-term borrowings	1,586	1,413	4,644	4,783
Federal Home Loan Bank advances	620	266	1,637	575
Other borrowings	14	6	43	22
Total interest expense	8,302	7,081	24,471	20,024
Net Interest Income	62,627	61,637	185,509	182,051
Provision for loan and lease losses	586	799	3,133	1,257
Net interest income after provision for loan and lease losses	62,041	60,838	182,376	180,794
Non-Interest Income
Service charges on deposit accounts	4,777	5,472	14,074	15,366
Debit card income	3,389	3,113	9,710	9,253
Fees on mortgage loans originated and sold	1,334	990	3,445	3,415
Investment advisory and trust fees	290	860	1,242	2,991
FDIC indemnification asset expense	—	(1,418)	—	(6,356)
Termination of loss share agreements	—	—	(9,178)	—
Investment securities gains	71	(43)	228	278
Other-than-temporary impairment loss on investments:
Gross impairment loss	—	—	—	(288)
Less: Impairment recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	—	—	(288)
Other income	2,509	2,444	7,337	7,042
Total non-interest income	12,370	11,418	26,858	31,701
Non-Interest Expense
Salaries and employee benefits	20,935	22,620	63,236	68,382
Stock-based compensation expense	790	309	1,574	701
Net occupancy and equipment expense	7,340	7,621	22,398	23,504
Computer services	3,153	3,471	10,002	10,211
Software expense	1,948	2,198	5,984	6,422
Telecommunication expense	1,790	1,515	4,880	4,262
OREO valuation expense	742	2,075	2,328	5,175
Net gains on sales of OREO	(159)	(351)	(1,251)	(1,315)
Foreclosed asset related expense	397	872	1,081	2,146
Loan workout expense	206	194	521	1,612
Conversion and merger related expense	394	—	3,317	—
Professional fees	1,642	1,958	4,607	5,415
Losses on extinguishment of debt	—	—	—	1,438
Legal settlement expense	1,500	—	1,500	—
Contingent value right expense	—	—	—	120
Regulatory assessments	841	1,423	3,375	4,949
Restructuring charges, net	(113)	23	34	2,542
Other expense	6,124	4,418	15,418	14,931
Total non-interest expense	47,530	48,346	139,004	150,495
Income before income taxes	26,881	23,910	70,230	62,000
Income tax expense	8,393	8,589	24,500	22,300
Net income	$18,488	$15,321	$45,730	$39,700

Earnings per share:
Basic	$0.43	$0.34	$1.06	$0.87
Diluted	$0.42	$0.33	$1.04	$0.84

Weighted average shares outstanding:
Basic	43,028	45,359	43,033	45,852
Diluted	43,909	46,534	43,861	47,129
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income	$18,488	$15,321	$45,730	$39,700
Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) on investment securities available-for-sale	(141)	6,904	16,474	5,897
Reclassification adjustment for gains realized in net income on securities available-for-sale	—	(13)	(92)	(326)
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	363	402	1,052	1,156
Unrealized holding gains (losses) on cash flow hedges	(1,336)	5,000	6,345	4,968
Reclassification adjustments for net gains included in net income on cash flow hedges	(613)	(778)	(1,891)	(1,345)
Other comprehensive income (loss), before tax:	(1,727)	11,515	21,888	10,350
Tax effect	(95)	(4,392)	(9,071)	(3,948)
Other comprehensive income (loss), net of tax:	(1,822)	7,123	12,817	6,402
Comprehensive income	$16,666	$22,444	$58,547	$46,102
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2015	26,589	$370	16,554	$183	$1,076,415	$208,742	$(5,196)	$(294,249)	$986,265
Net income	—	—	—	—	—	45,730	—	—	45,730
Dividends paid	—	—	—	—	—	(12,918)	—	—	(12,918)
Other comprehensive loss, net of tax expense of $9,071	—	—	—	—	—	—	12,817	—	12,817
Stock-based compensation	—	—	—	—	1,626	—	—	—	1,626
Restricted stock grants	209	3	—	—	(3)	—	—	—	—
Restricted Stock cancelled	(5)	—	—	—	(19)	—	—	—	(19)
Nonqualified stock option exercise	36	—	—	—	730	—	—	—	730
Conversion of shares	(300)	—	300	3	(3)	—	—	—	—
Purchase of treasury stock	(148)	—	—	—	—	—	—	(4,390)	(4,390)
Balance, September 30, 2016	26,381	$373	16,854	$186	$1,078,746	$241,554	$7,621	$(298,639)	$1,029,841

Balance, December 31, 2014	30,150	$370	17,443	$187	$1,081,628	$158,403	$(3,824)	$(173,190)	$1,063,574
Net income	—	—	—	—	—	39,700	—	—	39,700
Other comprehensive loss, net of tax expense of $3,948	—	—	—	—	—	—	6,402	—	6,402
Stock-based compensation	—	—	—	—	701	—	—	—	701
Excess tax benefit from share-based payment	—	—	—	—	2,202	—	—	—	2,202
Full value stock awards	10	—	—	—	—	—	—	—	—
Nonqualified stock option exercise	9	—	—	—	157	—	—	—	157
Restricted stock cancelled	(192)	(2)	—	—	(5,459)	—	—	—	(5,461)
Purchase of treasury stock	(2,480)	—	(474)	—	—	—	—	(84,633)	(84,633)
Conversion of shares	415	4	(415)	(4)	—	—	—	—	—
Balance, September 30, 2015	27,912	$372	16,554	$183	$1,079,229	$198,103	$2,578	$(257,823)	$1,022,642

The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net income	$45,730	$39,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchased credit impaired loans	(59,636)	(73,770)
Depreciation and amortization	12,300	13,510
Impairment of premises and equipment	—	1,525
Provision for loan and lease losses	3,133	1,257
Deferred income tax	15,828	20,728
Net amortization of investment securities premium/discount	3,386	4,680
Other-than-temporary impairment of investment	—	288
Net realized gains on investment securities	(228)	(278)
Stock-based compensation expense	1,626	701
Net gains on sales of OREO	(1,251)	(1,315)
OREO valuation expense	2,328	5,175
Other	13	22
Net deferred loan origination fees	1,017	(5,459)
Losses on extinguishment of debt	—	1,438
Mortgage loans originated for sale	(111,289)	(135,387)
Proceeds from sales of mortgage loans originated for sale	117,141	135,803
Fees on mortgage loans originated and sold	(3,445)	(3,415)
FDIC indemnification asset expense	—	6,356
Termination of loss share agreements	9,178	—
Gains on sales/disposals of premises and equipment	(28)	(803)
Net proceeds from FDIC loss share agreements	(186)	2,600
Change in other assets	(6,511)	(7,474)
Change in accrued expenses and other liabilities	8,369	8,474
Net cash provided by operating activities	37,475	14,356
Cash flows from investing activities
Purchases of investment securities available-for-sale	(156,551)	(250,348)
Purchases of investment securities held-to-maturity	(48,600)	(89,174)
Proceeds from sale of investment securities available-for-sale	90,646	108,557
Repayments of principal and maturities of investment securities available-for-sale	63,232	51,644
Repayments of principal and maturities of investment securities held-to-maturity	55,689	59,051
Net purchases of FHLB and FRB stock	(5,440)	(9,006)
Redemption of contingent value right	—	(17,162)
Net increase in loans	(257,132)	(336,593)
Settlement of loss share agreements	(3,029)	—
Purchases of premises and equipment	(7,353)	(4,362)
Proceeds from sales of premises and equipment	3,127	2,202
Proceeds from sales of OREO	13,227	27,982
Net cash used in investing activities	(252,184)	(457,209)
Cash flows from financing activities
Net increase (decrease) in demand, money market and savings accounts	251,581	(43,991)
Net (decrease) increase in time deposits	(78,534)	354,470
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	3,018	(6,700)
Prepayment of long-term repurchase agreements	—	(53,661)
Repayment of short-term FHLB advances	(1,480,000)	—
Proceeds from short-term FHLB advances	1,420,000	225,000
Proceeds from long-term FHLB advances	175,000	—
Decrease in long-term FHLB advances	(148)	(144)
Prepayment of subordinated debt	—	(3,393)
Excess tax benefit from share-based payment	82	2,202
Proceeds from exercise of stock options	648	157
Restricted stock cancelled	(19)	—
Dividends paid	(12,918)	—
Purchases of treasury stock	(4,390)	(84,633)
Net cash provided by financing activities	274,320	389,307
Net increase (decrease) in cash and cash equivalents	59,611	(53,546)
Cash and cash equivalents at beginning of period	144,696	188,135
Cash and cash equivalents at end of period	$204,307	$134,589

Supplemental disclosures of cash:
Interest paid	$23,969	$18,421
Cash collections of contractual interest on purchased credit impaired loans	33,203	45,348
Net income taxes paid	13,084	1,411
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers	$5,944	$8,905
Transfers of other assets to OREO	1,590	—
Loans transfered to held for sale	87,091	—
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
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows—Credit Losses (Topic 230)". The amendments in this Update provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs: Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing: At the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, the issuer should classify the portion of the cash payment attributable to the accreted interest related to the debt discount as cash outflows for operating activities, and the portion of the cash payment attributable to the principal as cash outflows for financing activities; (3) Contingent Consideration Payments Made after a Business Combination: Cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows for financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities; any excess should be classified as operating activities. Cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be classified as cash outflows for investing activities; (4) Proceeds from the Settlement of Insurance Claims: Cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage (that is, the nature of the loss). For insurance proceeds that are received in a lump-sum settlement, an entity should determine the classification on the basis of the nature of each loss included in the settlement; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies: Cash proceeds received from the settlement of corporate-owned life insurance policies should be classified as cash inflows from investing activities. The cash payments for premiums on corporate-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities; (6) Distributions Received from Equity Method Investees: When a reporting entity applies the equity method, it should make an accounting policy election to classify distributions received from equity method investees using either of the following approaches: a. Cumulative earnings approach: Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor. When such an excess occurs, the current-period distribution up to this excess should be considered a return of investment and classified as cash inflows from investing activities. b. Nature of the distribution approach: Distributions received should be classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities) when such information is available to the investor. If an entity elects to apply the nature of the distribution approach and the information to apply that approach to distributions received from an individual equity method investee is not available to the investor, the entity should report a change in accounting principle on a retrospective basis by applying the cumulative earnings approach in (1) for that investee. In such situations, an entity should disclose that a change in accounting principle has occurred with respect to the affected investee(s) due to the lack of available information and should provide the disclosures required in paragraphs 250-10-50-1(b) and 250-10-50-2, as applicable. This amendment does not address equity method investments measured using the fair value option; (7) Beneficial Interests in Securitization Transactions: A transferor’s beneficial interest obtained in a securitization of financial assets should be disclosed as a non cash activity, and cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables should be classified as cash inflows from investing activities; (8) Separately Identifiable Cash Flows and Application of the Predominance Principle: The classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in generally accepted accounting principles (GAAP). In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326)". Assets Measured at Amortized Cost—this update requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer assessment of credit losses at acquisition. Available-for-Sale Debt Securities—Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
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

(Shares in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted average number of shares outstanding:
Basic	43,028	45,359	43,033	45,852
Dilutive effect of options outstanding	847	855	825	786
Dilutive effect of unvested restricted shares	34	320	3	491
Diluted	43,909	46,534	43,861	47,129
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Anti-dilutive stock options	37	9	34	9
Anti-dilutive unvested restricted shares	1	—	166	—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

3. Business Combinations and Acquisitions

Pending Acqusitions at September 30, 2016

On November 22, 2015, we entered into an Agreement and Plan of Merger with CommunityOne Bancorp, or CommunityOne, pursuant to which CommunityOne will merge with and into CBF on the terms and subject to the conditions set forth in the CommunityOne Merger Agreement (the “Merger”). CommunityOne is a bank holding company headquartered in Charlotte, North Carolina. Founded in 1907 as First National Bank of Asheboro, CommunityOne operates 45 banking centers. At June 30, 2016 CommunityOne reported total assets of $2.4 billion and net loans of $1.5 billion. Pursuant to the merger agreement, shareholders of CommunityOne have the right to receive, $14.25 per share in cash or 0.43 of a share of Capital Bank Class A common stock, with the total consideration to consist of 85% stock and 15% cash. The transaction closed on October 26, 2016. Based on Capital Bank's closing share price of $32.20, this represents a total transaction value of approximately $338 million. Due to the timing of the acquisition, the Company is continuing to determine the preliminary fair values of the assets and liabilities assumed and the purchase price allocation. The Company expects to finalize the analysis of the acquired assets and liabilities over the next few months and within one year of the acquisition.

4. Investment Securities
Trading securities totaled $3.7 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2016 and December 31, 2015, are presented below:

(Dollars in thousands)	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$43,324	$1,497	$265	44,556
State and political subdivisions—tax exempt	7,646	25	2	7,669
Mortgage-backed securities—residential issued by government sponsored entities	585,478	12,181	226	597,433
Industrial revenue bonds	3,239	48	—	3,287
Total	$639,687	$13,751	$493	$652,945
Held-to-Maturity
U.S. Government agencies	$11,650	$529	$—	$12,179
Corporate bonds	74,012	413	2,371	72,054
State and political subdivisions—tax exempt	9,530	709	—	10,239
State and political subdivisions—taxable	522	23	—	545
Mortgage-backed securities—residential issued by government sponsored entities	370,349	9,511	43	379,817
Total	$466,063	$11,185	$2,414	$474,834

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$22,870	$112	$227	$22,755
Mortgage-backed securities—residential issued by government sponsored entities	614,176	1,376	4,415	611,137
Industrial revenue bonds	3,409	28	—	3,437
Total	$640,455	$1,516	$4,642	$637,329
Held-to-Maturity
U.S. Government agencies	$12,805	$230	$—	$13,035
Corporate bonds	70,059	—	401	69,658
State and political subdivisions—tax exempt	10,849	488	—	11,337
State and political subdivisions—taxable	528	17	—	545
Mortgage-backed securities—residential issued by government sponsored entities	378,264	3,107	812	380,559
Total	$472,505	$3,842	$1,213	$475,134

There were no sales of securities during the three months ended September 30, 2016. Proceeds from sales of securities were $90.6 million for the nine months ended September 30, 2016. Gross gains of $0.2 million were realized on sales of these investments during the nine months ended September 30, 2016, respectively. Gross losses of $0.1 million were realized on sales of these investments during the nine months ended September 30, 2016.
Proceeds from sales of securities were $56.4 million and $108.6 million for the three and nine months ended September 30, 2015, respectively. Gross gains of $0.2 million and $0.5 million were realized on sales of these investments during the three and nine months ended September 30, 2015, respectively. Gross losses of $0.1 million and $0.2 million were realized on sales of these investments during the three and nine months ended September 30, 2015.
The estimated fair value of investment securities at September 30, 2016, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	September 30, 2016
	Amortized Cost	Estimated Fair Value	Yield
Available-for-sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	1,000	1,008	1.60%
Due after ten years	53,209	54,504	2.93%
Mortgage-backed securities—residential issued by government sponsored entities	585,478	597,433	2.19%
Total	$639,687	$652,945	2.25%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-maturity
Due in one year or less	$—	$—	—%
Due after one year through five years	34,895	32,776	4.80%
Due after five years through ten years	48,647	49,518	4.85%
Due after ten years	12,172	12,723	2.86%
Mortgage-backed securities—residential issued by government sponsored entities	370,349	379,817	2.33%
Total	$466,063	$474,834	2.79%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$8,300	$265	$—	$—	$8,300	$265
State and political subdivisions—tax exempt	1,195	2	—	—	$1,195	$2
Mortgage-backed securities—residential issued by government sponsored entities	40,504	226	—	—	40,504	226
Total	$49,999	$493	$—	$—	$49,999	$493
Held-to-Maturity
U.S. government agencies	$6,286	$22	$—	$—	$6,286	$22
Corporate bonds	22,950	2,050	4,725	321	27,675	2,371
Mortgage-backed securities—residential issued by government sponsored entities	22,397	39	9,303	152	31,700	191
Total	$51,633	$2,111	$14,028	$473	$65,661	$2,584

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$8,237	$227	$—	$—	$8,237	$227
Mortgage-backed securities—residential issued by government sponsored entities	378,852	3,723	31,273	692	410,125	4,415
Total	$387,089	$3,950	$31,273	$692	$418,362	$4,642
Held-to-Maturity
U.S Government agencies	$—	$—	$13,035	$351	$13,035	$351
Corporate bonds	44,658	401	—	—	44,658	401
Mortgage-backed securities—residential issued by government sponsored entities	143,368	1,691	143,147	3,298	286,515	4,989
Total	$188,026	$2,092	$156,182	$3,649	$344,208	$5,741
As of September 30, 2016, the Company’s security portfolio consisted of 143 securities, 11 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate bonds and mortgage-backed securities.
The corporate bonds in an unrealized loss position at September 30, 2016 and December 31, 2015 continue to perform and are expected to perform through maturity. Unrealized losses associated with these securities are primarily due to changes in interest rates and market volatility, and the corporate issuers have not experienced significant adverse events that would call into question their ability to repay those debt obligations according to contractual terms. Further, because the Company does not have the intent to sell these corporate bonds and it is more likely than not that it will not be required to sell the securities before their anticipated recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2016 or December 31, 2015.
All of the mortgage-backed securities at September 30, 2016 and December 31, 2015 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016 or December 31, 2015.
Investment securities having carrying values of approximately $404.0 million and $311.5 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

5. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-owner occupied commercial real estate	$920,521	$866,392
Other commercial construction and land	222,794	196,795
Multifamily commercial real estate	76,296	80,708
1-4 family residential construction and land	111,954	93,242
Total commercial real estate	1,331,565	1,237,137
Owner occupied commercial real estate	1,072,586	1,104,972
Commercial and industrial	1,458,523	1,309,704
Lease financing	525	1,256
Total commercial	2,531,634	2,415,932
1-4 family residential	1,168,468	1,017,791
Home equity loans	364,117	375,276
Other consumer loans	349,013	436,478
Total consumer	1,881,598	1,829,545
Other	191,136	150,102
Total loans	$5,935,933	$5,632,716
Total loans include $8.2 million and $10.6 million of 1-4 family residential loans held for sale, $87.1 million and $0.0 million of Commercial and Industrial loans held for sale and $16.1 million and $17.1 million of net deferred loan origination costs and fees as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, other loans include $38.9 million, $134.4 million and $1.2 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2015, other loans include $42.8 million, $96.2 million and $1.3 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
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

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Accretable Yield
Balance at beginning of period	$170,935	$232,450	$208,844	$292,633
Accretion of income	(18,870)	(23,878)	(59,636)	(73,770)
Reclassification from nonaccretable difference	8,045	28,172	29,668	73,800
Other	(4,815)	(6,952)	(23,581)	(62,871)
Balance at end of period	$155,295	$229,792	$155,295	$229,792

Nonaccretable difference, balance at the end of the period	$91,929	$165,699	$91,929	$165,699
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
Non-covered Loans

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the major categories of non-covered loans outstanding as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Non-PCI Loans
September 30, 2016	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$644,034	$36,510	$239,977	$920,521
Other commercial construction and land	160,062	103	62,629	222,794
Multifamily commercial real estate	51,155	5,238	19,903	76,296
1-4 family residential construction and land	111,671	—	283	111,954
Total commercial real estate	966,922	41,851	322,792	1,331,565
Owner occupied commercial real estate	878,104	28,703	165,779	1,072,586
Commercial and industrial loans	1,388,333	3,856	66,334	1,458,523
Lease financing	525	—	—	525
Total commercial	2,266,962	32,559	232,113	2,531,634
1-4 family residential	924,593	28,206	215,669	1,168,468
Home equity loans	167,134	131,080	65,903	364,117
Other consumer loans	344,121	2,944	1,948	349,013
Total consumer	1,435,848	162,230	283,520	1,881,598
Other	158,505	1,857	30,774	191,136
Total loans	$4,828,237	$238,497	$869,199	$5,935,933

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,754	196,672
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,053	1,237,014
Owner occupied commercial real estate	858,068	36,927	209,910	1,104,905
Commercial and industrial loans	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,039	2,415,865
1-4 family residential	733,349	32,194	211,361	976,904
Home equity loans	148,855	126,547	67,449	342,851
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	162,652	282,031	1,756,233
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$260,072	$1,020,961	$5,559,214
Covered Loans
The following is a summary of the major categories of covered loans outstanding as of December 31, 2015:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$—	$—
Other commercial construction and land	—	—	123	123
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	123	123
Owner occupied commercial real estate	—	—	67	67
Commercial and industrial loans	—	—	—	—
Lease financing	—	—	—	—
Total commercial	—	—	67	67
1-4 family residential	—	2,265	38,622	40,887
Home equity loans	—	24,890	7,535	32,425
Other consumer loans	—	—	—	—
Total consumer	—	27,155	46,157	73,312
Other	—	—	—	—
Total loans	$—	$27,155	$46,347	$73,502

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of September 30, 2016:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$1,581	$—	$1,581
Other commercial construction and land	—	—	—	—	195	—	195
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	1,776	—	1,776
Owner occupied commercial real estate	240	—	—	—	3,704	—	3,944
Commercial and industrial loans	207	—	—	—	1,555	—	1,762
Lease financing	—	—	—	—	—	—	—
Total commercial	447	—	—	—	5,259	—	5,706
1-4 family residential	451	—	—	—	823	—	1,274
Home equity loans	600	—	—	—	2,000	—	2,600
Other consumer loans	4,276	—	—	—	2,015	—	6,291
Total consumer	5,327	—	—	—	4,838	—	10,165
Other	—	—	—	—	—	—	—
Total loans	$5,774	$—	$—	$—	$11,873	$—	$17,647

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$1,990	$—	$938	$—	$—	$—	$2,928
Other commercial construction and land	23	—	527	—	—	—	550
Multifamily commercial real estate	152	—	298	—	—	—	450
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	2,165	—	1,763	—	—	—	3,928
Owner occupied commercial real estate	2,417	—	405	—	—	—	2,822
Commercial and industrial loans	791	—	656	—	—	—	1,447
Lease financing	—	—	—	—	—	—	—
Total commercial	3,208	—	1,061	—	—	—	4,269
1-4 family residential	2,213	—	4,511	—	—	—	6,724
Home equity loans	1,174	—	1,126	—	—	—	2,300
Other consumer loans	58	—	21	—	—	—	79
Total consumer	3,445	—	5,658	—	—	—	9,103
Other	52	—	—	—	—	—	52
Total loans	$8,870	$—	$8,482	$—	$—	$—	$17,352

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2015:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$1,406	$—	$1,406
Other commercial construction and land	48	—	—	—	186	—	234
Multifamily commercial real estate	—	—	—	—	88	—	88
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	48	—	—	—	1,680	—	1,728
Owner occupied commercial real estate	220	—	—	—	1,107	—	1,327
Commercial and industrial loans	185	—	—	—	923	—	1,108
Lease financing	—	—	—	—	—	—	—
Total commercial	405	—	—	—	2,030	—	2,435
1-4 family residential	233	—	—	—	1,183	37	1,453
Home equity loans	1,141	290	—	—	1,741	901	4,073
Other consumer loans	3,816	—	—	—	1,373	—	5,189
Total consumer	5,190	290	—	—	4,297	938	10,715
Other	—	—	—	—	—	—	—
Total loans	$5,643	$290	$—	$—	$8,007	$938	$14,878

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$1,744	$—	$—	$—	$1,744
Other commercial construction and land	934	—	3,768	—	—	—	4,702
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	934	—	5,512	—	—	—	6,446
Owner occupied commercial real estate	1,341	—	3,458	—	—	—	4,799
Commercial and industrial loans	205	—	1,735	—	—	—	1,940
Lease financing	—	—	—	—	—	—	—
Total commercial	1,546	—	5,193	—	—	—	6,739
1-4 family residential	2,011	351	1,962	1,245	—	—	5,569
Home equity loans	1,626	220	422	80	—	—	2,348
Other consumer loans	54	—	50	—	—	—	104
Total consumer	3,691	571	2,434	1,325	—	—	8,021
Other	—	—	41	—	—	—	41
Total loans	$6,171	$571	$13,180	$1,325	$—	$—	$21,247
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

The following table summarizes loans, excluding PCI loans, by internal rating at September 30, 2016:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$676,551	$1,281	$1,131	$1,581	$—	$680,544
Other commercial construction and land	159,970	—	—	195	—	160,165
Multifamily commercial real estate	56,393	—	—	—	—	56,393
1-4 family residential construction and land	111,671	—	—	—	—	111,671
Total commercial real estate	1,004,585	1,281	1,131	1,776	—	1,008,773
Owner occupied commercial real estate	891,539	9,310	2,254	3,704	—	906,807
Commercial and industrial loans	1,359,838	1,911	28,885	1,555	—	1,392,189
Lease financing	525	—	—	—	—	525
Total commercial	2,251,902	11,221	31,139	5,259	—	2,299,521
1-4 family residential	949,111	702	2,163	823	—	952,799
Home equity loans	294,540	115	1,559	2,000	—	298,214
Other consumer loans	345,006	—	44	2,015	—	347,065
Total consumer	1,588,657	817	3,766	4,838	—	1,598,078
Other	160,362	—	—	—	—	160,362
Total loans	$5,005,506	$13,319	$36,036	$11,873	$—	$5,066,734

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

6. Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance, beginning of period	$44,883	$48,063	$45,034	$50,211
Provision (reversal) for loan losses for PCI loans	(48)	490	(835)	(1,960)
PCI loans charged-off	—	(1,085)	—	(1,247)
Provision for loan losses for non-PCI loans	634	309	3,968	3,217
Non-PCI loans charged-off	(1,954)	(2,207)	(6,094)	(6,116)
Recoveries of non-PCI loans previously charged-off	469	708	1,911	2,173
Balance, end of period	$43,984	$46,278	$43,984	$46,278
The following tables present the roll forward of the allowance for loan and lease losses for the three and nine months ended September 30, 2016 and 2015 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	June 30, 2016	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	September 30, 2016
Non-owner occupied commercial real estate	$2,039	$(27)	$2	$2,014
Other commercial construction and land	12,757	345	37	13,139
Multifamily commercial real estate	153	3	—	156
1-4 family residential construction and land	958	(142)	2	818
Total commercial real estate	15,907	179	41	16,127
Owner occupied commercial real estate	1,559	(179)	—	1,380
Commercial and industrial loans	10,800	(573)	16	10,243
Lease financing	—	—	—	—
Total commercial	12,359	(752)	16	11,623
1-4 family residential	9,964	(579)	(21)	9,364
Home equity loans	1,361	(121)	16	1,256
Other consumer loans	4,988	1,432	(1,129)	5,291
Total consumer	16,313	732	(1,134)	15,911
Other	304	427	(408)	323
Total loans	$44,883	$586	$(1,485)	$43,984

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2015	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	September 30, 2016
Non-owner occupied commercial real estate	$1,598	$405	$11	$2,014
Other commercial construction and land	12,919	174	46	13,139
Multifamily commercial real estate	186	(30)	—	156
1-4 family residential construction and land	1,275	(462)	5	818
Total commercial real estate	15,978	87	62	16,127
Owner occupied commercial real estate	1,505	(45)	(80)	1,380
Commercial and industrial loans	9,627	1,045	(429)	10,243
Lease financing	—	—	—	—
Total commercial	11,132	1,000	(509)	11,623
1-4 family residential	11,057	(1,852)	159	9,364
Home equity loans	1,853	(714)	117	1,256
Other consumer loans	4,751	3,584	(3,044)	5,291
Total consumer	17,661	1,018	(2,768)	15,911
Other	263	1,028	(968)	323
Total loans	$45,034	$3,133	$(4,183)	$43,984
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
The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and nine months ended September 30, 2016 and 2015, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	September 30, 2016			September 30, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,182	$23,701	$44,883	$21,819	$26,244	$48,063
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	—	—	—
Other commercial construction and land	—	—	—	(1)	(1,085)	(1,086)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	—	—	—	(1)	(1,085)	(1,086)
Owner occupied commercial real estate	—	—	—	(125)	—	(125)
Commercial and industrial loans	(6)	—	(6)	(178)	—	(178)
Lease financing	—	—	—	—	—	—
Total commercial	(6)	—	(6)	(303)	—	(303)
1-4 family residential	(47)	—	(47)	(34)	—	(34)
Home equity loans	(50)	—	(50)	(146)	—	(146)
Other consumer loans	(1,293)	—	(1,293)	(1,018)	—	(1,018)
Total consumer	(1,390)	—	(1,390)	(1,198)	—	(1,198)
Other	(558)	—	(558)	(705)	—	(705)
Total charge-offs	(1,954)	—	(1,954)	(2,207)	(1,085)	(3,292)
Recoveries:
Non-owner occupied commercial real estate	2	—	2	3	—	3
Other commercial construction and land	37	—	37	3	—	3
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	41	—	41	8	—	8
Owner occupied commercial real estate	—	—	—	127	—	127
Commercial and industrial loans	22	—	22	14	—	14
Lease financing	—	—	—	—	—	—
Total commercial	22	—	22	141	—	141
1-4 family residential	26	—	26	4	—	4
Home equity loans	66	—	66	159	—	159
Other consumer loans	164	—	164	223	—	223
Total consumer	256	—	256	386	—	386
Other	150	—	150	173	—	173
Total recoveries	469	—	469	708	—	708
Net charge-offs	(1,485)	—	(1,485)	(1,499)	(1,085)	(2,584)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(96)	69	(27)	(317)	506	189
Other commercial construction and land	(102)	447	345	154	1,196	1,350
Multifamily commercial real estate	(9)	12	3	(26)	12	(14)
1-4 family residential construction and land	(31)	(111)	(142)	(62)	(80)	(142)
Total commercial real estate	(238)	417	179	(251)	1,634	1,383
Owner occupied commercial real estate	(183)	4	(179)	(746)	27	(719)
Commercial and industrial loans	(695)	122	(573)	224	(28)	196
Lease financing	—	—	—	—	—	—
Total commercial	(878)	126	(752)	(522)	(1)	(523)
1-4 family residential	(148)	(431)	(579)	(385)	(741)	(1,126)
Home equity loans	15	(136)	(121)	(69)	(488)	(557)
Other consumer loans	1,461	(29)	1,432	1,067	(17)	1,050
Total consumer	1,328	(596)	732	613	(1,246)	(633)
Other	422	5	427	469	103	572
Total provision (reversal) for loan and lease losses	634	(48)	586	309	490	799
Allowance for loan and lease losses at the end of the period	$20,331	$23,653	$43,984	$20,629	$25,649	$46,278

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30, 2016			September 30, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,546	$24,488	$45,034	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	(2)	—	(2)	—	—	—
Other commercial construction and land	—	—	—	(9)	(1,085)	(1,094)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(2)	—	(2)	(9)	(1,085)	(1,094)
Owner occupied commercial real estate	(80)	—	(80)	(332)	—	(332)
Commercial and industrial loans	(510)	—	(510)	(273)	—	(273)
Lease financing	—	—	—	—	—	—
Total commercial	(590)	—	(590)	(605)	—	(605)
1-4 family residential	(47)	—	(47)	(329)	—	(329)
Home equity loans	(224)	—	(224)	(553)	—	(553)
Other consumer loans	(3,633)	—	(3,633)	(2,854)	(162)	(3,016)
Total consumer	(3,904)	—	(3,904)	(3,736)	(162)	(3,898)
Other	(1,598)	—	(1,598)	(1,766)	—	(1,766)
Total charge-offs	(6,094)	—	(6,094)	(6,116)	(1,247)	(7,363)
Recoveries:
Non-owner occupied commercial real estate	13	—	13	69	—	69
Other commercial construction and land	46	—	46	177	—	177
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	5	—	5	5	—	5
Total commercial real estate	64	—	64	251	—	251
Owner occupied commercial real estate	—	—	—	127	—	127
Commercial and industrial loans	81	—	81	409	—	409
Lease financing	—	—	—	—	—	—
Total commercial	81	—	81	536	—	536
1-4 family residential	206	—	206	31	—	31
Home equity loans	341	—	341	301	—	301
Other consumer loans	589	—	589	505	—	505
Total consumer	1,136	—	1,136	837	—	837
Other	630	—	630	549	—	549
Total recoveries	1,911	—	1,911	2,173	—	2,173
Net charge-offs	(4,183)	—	(4,183)	(3,943)	(1,247)	(5,190)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(323)	728	405	(332)	2,398	2,066
Other commercial construction and land	(19)	193	174	16	(591)	(575)
Multifamily commercial real estate	(31)	1	(30)	(50)	(15)	(65)
1-4 family residential construction and land	55	(517)	(462)	53	56	109
Total commercial real estate	(318)	405	87	(313)	1,848	1,535
Owner occupied commercial real estate	(145)	100	(45)	(152)	(105)	(257)
Commercial and industrial loans	291	754	1,045	(122)	(29)	(151)
Lease financing	—	—	—	—	—	—
Total commercial	146	854	1,000	(274)	(134)	(408)
1-4 family residential	(433)	(1,419)	(1,852)	(253)	(3,087)	(3,340)
Home equity loans	(69)	(645)	(714)	215	(669)	(454)
Other consumer loans	3,628	(44)	3,584	2,756	(35)	2,721
Total consumer	3,126	(2,108)	1,018	2,718	(3,791)	(1,073)
Other	1,014	14	1,028	1,086	117	1,203
Total provision (reversal) for loan and lease losses	3,968	(835)	3,133	3,217	(1,960)	1,257
Allowance for loan and lease losses at the end of the period	$20,331	$23,653	$43,984	$20,629	$25,649	$46,278

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of September 30, 2016:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$970	$1,044	$1,889	$678,655	$239,977
Other commercial construction and land	21	1,740	11,378	111	160,054	62,629
Multifamily commercial real estate	—	29	127	—	56,393	19,903
1-4 family residential construction and land	—	813	5	—	111,671	283
Total commercial real estate	21	3,552	12,554	2,000	1,006,773	322,792
Owner occupied commercial real estate	—	1,113	267	5,903	900,904	165,779
Commercial and industrial loans	626	6,893	2,724	10,053	1,382,136	66,334
Lease financing	—	—	—	—	525	—
Total commercial	626	8,006	2,991	15,956	2,283,565	232,113
1-4 family residential	123	1,874	7,367	1,886	855,660	215,669
Home equity loans	116	525	615	1,193	297,021	65,903
Other consumer loans	12	5,197	82	426	346,639	1,948
Total consumer	251	7,596	8,064	3,505	1,499,320	283,520
Other	—	279	44	—	160,362	30,774
Total loans	$898	$19,433	$23,653	$21,461	$4,950,020	$869,199

(1)	Loans collectively evaluated for impairment include $235.5 million of acquired loans which are presented net of unamortized purchase discounts of $5.9 million.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the three and nine months ended September 30, 2016 and 2015, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s Consolidated Financial Statements or on the determination of the allowance for loan and lease losses at September 30, 2016 and 2015. The Company had loans modified in TDRs with recorded investments of $0.2 million and $2.3 million for the three and nine months ended September 30, 2016, respectively. The Company had loans modified in TDRs with recorded investments of $0.7 million and $1.4 million for the three and nine months ended September 30, 2015, respectively.
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
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)

Balance, December 31, 2015	$6,725
Termination of FDIC loss sharing agreements	(6,725)
Balance, September 30, 2016	$—

Balance, December 31, 2014	$16,762
Indemnification asset income	1,682
Amortization of indemnification asset	(8,038)
Cash received on reimbursable losses	(617)
Balance, September 30, 2015	$9,789

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

8. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2016 and 2015 is presented in the table below.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance, beginning of period	$44,236	$63,737	$52,776	$77,626
Real estate acquired from borrowers and transfers from other assets	3,762	1,848	7,534	8,905
Valuation allowance	(742)	(2,075)	(2,328)	(5,175)
Properties sold	(1,249)	(8,819)	(11,975)	(26,665)
Balance, end of period	$46,007	$54,691	$46,007	$54,691

The loss share agreements with the FDIC were terminated effective January 1, 2016. As of September 30, 2015, the ending balance for OREO covered by loss sharing agreements with the FDIC was $0.3 million and non-covered OREO ending balance was $54.4 million. For the three and nine months ended September 30, 2016, proceeds on sales of OREO were $1.4 million and $13.2 million, respectively and net gains were $0.2 million and $1.3 million, respectively. For the three and nine months ended September 30, 2015, proceeds on sales of OREO were $9.2 million and $28.0 million , respectively and net gains were $0.4 million and $1.3 million, respectively.
9. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase, cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at September 30, 2016 and December 31, 2015 were $10.9 million and $11.6 million, respectively, and were collateralized by $15.4 million and $22.9 million, respectively, of agency mortgage-backed securities.
The Bank has $4.5 million of short term borrowings related to cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps at September 30, 2016.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at September 30, 2016 and December 31, 2015 provided for incremental borrowing availability of up to $342.6 million and $416.9 million, respectively.
At September 30, 2016 and December 31, 2015, the Bank had $15.4 million and $25.4 million in letters of credit issued by the FHLB respectively, of which $15.2 million and $25.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida, respectively.

The FHLB advances as of September 30, 2016 and December 31, 2015 consisted of the following:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Contractual Outstanding Amount
September 30, 2016	Maturity Date	Interest Rate as of September 30, 2016
$40,000	November 25, 2016	0.38%	(1 Month FRC + 2 bps)*
20,000	May 19, 2017	0.56%
310	November 6, 2017	0.50%
50,000	November 20, 2017	0.42%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.38%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.38%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.39%	(1 Month FRC + 2 bps)*
150,000	August 11, 2020	0.44%	(1 Month FRC + 2 bps)*
80,000	September 20, 2021	0.48%	(1 Month FRC + 2 bps)*
75,000	September 29, 2021	0.44%	(1 Month FRC + 2 bps)*
441	February 10, 2026	—%
$575,751

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2015	Maturity Date	Interest Rate as of December 31, 2015
$60,000	May 19, 2016	0.49%
40,000	November 25, 2016	0.40%	(1 Month FRC + 2 bps)*
426	November 6, 2017	0.50%
50,000	November 20, 2017	0.42%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.40%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.37%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.40%	(1 Month FRC + 2 bps)*
150,000	August 11, 2020	0.44%	(1 Month FRC + 2 bps)*
472	February 10, 2026	—%
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

The subordinated debentures as of September 30, 2016 and December 31, 2015 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	September 30, 2016	December 31, 2015	Interest Rate as of September 30, 2016		Maturity Date
July 31, 2001	$5,000	$4,003	$3,959	4.34%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,815	2,764	4.34%	(3 Month LIBOR + 358 bps)	July 31, 2031
June 26, 2003	10,000	6,202	6,120	3.96%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,784	6,668	3.53%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	5,990	5,906	3.61%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,684	1,645	2.53%	(3 Month LIBOR + 168 bps)	June 28, 2035
December 22, 2005	10,000	4,829	4,731	2.27%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	7,050	6,884	2.39%	(3 Month LIBOR + 154 bps)	March 15, 2036
June 23, 2006	20,000	12,015	11,786	2.23%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	30,457	29,782	2.50%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,616	5,532	2.27%	(3 Month LIBOR + 143 bps)	September 6, 2037
Total	$151,000	$87,445	$85,777

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 common, Tier 1 risk-based and Total Risk-based ratios. At September 30, 2016 and December 31, 2015 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$292,750	≥ 4.0%	$943,390	12.9%
Bank	$370,885	≥ 5.0%	296,708	≥ 4.0%	781,015	10.5%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$293,918	≥ 4.5%	$866,501	13.3%
Bank	$423,577	≥ 6.5%	293,246	≥ 4.5%	781,015	12.0%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$391,891	≥ 6.0%	$943,390	14.4%
Bank	$521,326	≥ 8.0%	390,995	≥ 6.0%	781,015	12.0%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$522,521	≥ 8.0%	$987,819	15.1%
Bank	$651,658	≥ 10.0%	521,326	≥ 8.0%	827,479	12.7%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$286,742	≥ 4.0%	$908,600	12.7%
Bank	$357,761	≥ 5.0%	286,209	≥ 4.0%	793,722	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$277,532	≥ 4.5%	$840,681	13.6%
Bank	$400,338	≥ 6.5%	277,157	≥ 4.5%	793,722	12.9%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$370,042	≥ 6.0%	$908,600	14.7%
Bank	$492,724	≥ 8.0%	369,543	≥ 6.0%	793,722	12.9%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$493,390	≥ 8.0%	$954,065	15.5%
Bank	$615,905	≥ 10.0%	492,724	≥ 8.0%	842,581	13.7%
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
As of September 30, 2016 and December 31, 2015, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of September 30, 2016, our capital buffer would be 4.7%; exceeding the 2.5% 2019 requirement.
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

Dividend Program

On October 19, 2016, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on November 22, 2016, to shareholders of record as of November 9, 2016.
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
As of September 30, 2016, the Company has repurchased a total of $298.6 million, or 12,644,660 common shares at an average price of $24.19 per share with $101.4 million remaining under the current board authorized stock repurchase program.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

12. Stock-Based Compensation
As of September 30, 2016, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock options	$14	$—	$35	$288
Restricted stock	776	309	1,539	413
Total stock-based compensation expense	$790	$309	$1,574	$701
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively and $0.6 million and $0.3 million for the nine months ended September 30, 2016 and 2015.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. Stock options have an expiration of ten years from the date it is granted. Under these plans, 36,000 options were exercised and 30,207 stock options were granted during the nine months ended September 30, 2016.
ASC 718 requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. During the nine months ended September 30, 2016 and 2015, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended
	September 30, 2016		September 30, 2015
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,075	$20.12	3,111	$20.26
Granted	30	30.54	—	—
Exercised	(36)	18.00	(9)	18.00
Canceled, expired or forfeited	(3)	30.54	(1)	352.15
Balance, September 30,	3,066	$20.24	3,101	$20.11

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2016, the weighted average remaining contractual life for outstanding stock options was approximately 4.24 years and the aggregate intrinsic values was $39.3 million for stock options outstanding and exercisable.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at September 30, 2016 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	361	8.11 years	$18.00	166	$18.00
$20.00	2,864	3.71 years	20.00	2,864	20.00
$28.44 - $2,026.00	37	7.59 years	43.79	9	86.49
$18.00 - $2,026.00	3,262	4.24 years	$18.97	3,039	$20.08

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The restricted stock vests ratably over a three-year period subject to continued employment with the company. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. There were 194,636 restricted stock awards granted under the 2013 Plan during the nine months ended September 30, 2016.

The following table summarizes unvested restricted stock activity for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016		September 30, 2015
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	—	$—	810	$13.89
Granted	199	30.54	—	—
Vested or released	—	—	(213)	14.31
Canceled, expired or forfeited	(4)	30.54	(192)	14.34
Balance, September 30, 2016	195	$30.54	405	$13.45

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

13. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the three and nine months ended September 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income before income taxes	$26,881	$23,910	$70,230	$62,000
Income taxes computed at Federal statutory tax rate	9,408	8,369	24,581	21,700
Effect of:
State taxes (net of federal benefit)	822	483	2,143	1,718
State statutory rate change	356	—	356	—
Tax-exempt interest income, net	(327)	(179)	(808)	(728)
Contingent value right expense (CVR)	—	—	—	(118)
Other, net	(1,866)	(84)	(1,772)	(272)
Total income tax expense	$8,393	$8,589	$24,500	$22,300
The Company uses an estimated annual effective tax rate method of computing its interim tax provision. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three and nine months ended September 30, 2016, the effective income tax rate was 31% and 35%. For the three and nine months ended September 30, 2015, the effective income tax rate was 36%. The change in effective income tax rate was mainly due to a favorable adjustment for discrete items offset by an increase in state taxes as a result of changes in certain statutory rates in North Carolina that were enacted into law during the third quarter of 2016 and lower tax-exempt interest income.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, South and North Carolina, and Tennessee. The net deferred tax assets as of September 30, 2016 and December 31, 2015 were $80.4 million and $105.3 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at September 30, 2016 and December 31, 2015.
At September 30, 2016 and December 31, 2015, the company had $121.7 million and $107.7 million of gross federal net operating loss carryforwards, respectively, which begin to expire after 2029 and are subject to annual cumulative limitation of $7.9 million.
At September 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits and no material amounts recorded for uncertain tax positions.

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
As of September 30, 2016, the Bank held industrial revenue bonds, which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of September 30, 2016, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,701	$—	$3,701	$—
Available-for-sale securities:
Mortgage-backed securities—residential	$597,433	$—	$597,433	$—
Industrial revenue bonds	3,287	—	—	3,287
Corporate bonds	44,556	—	44,556	—
State and political subdivisions—tax exempt	7,669	—	7,669	—
Available-for-sale securities	$652,945	$—	$649,658	$3,287
Gross asset value of derivatives	$6,040	$—	$6,040	$—
Liabilities
Gross liability value of derivatives	$790	$—	$790	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2016.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,013	$—	$3,013	$—
Available-for-sale securities:
Mortgage-backed securities-residential	$611,137	$—	$611,137	$—
Industrial revenue bonds	3,437	—	—	3,437
Corporate bonds	22,755	—	22,755	—
Available-for-sale securities	$637,329	$—	$633,892	$3,437
Gross asset value of derivatives	$933	$—	$933	$—
Liabilities
Gross liability value of derivatives	$110	$—	$110	$—
 There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2015.
The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended and held at September 30, 2016:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, July 1, 2016	$3,263
Principal reduction	—
Included in other comprehensive income	24
Ending balance, September 30, 2016	$3,287

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2016	$3,437
Principal reduction	(170)
Included in other comprehensive income	20
Ending balance, September 30, 2016	$3,287

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,287	Discounted cash flow	Discount rate	2.58% - 2.67%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,437	Discounted cash flow	Discount rate	3.75% - 3.78%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$42,090
Other repossessed assets	—	156	—
Impaired loans	—	—	1,354
Other real estate owned measured at fair value as of September 30, 2016 had a gross amount of $50.6 million, less valuation allowances totaling $8.5 million and is made up of $38.3 million commercial properties and $3.8 million residential properties. Impairment charges resulting from the non-recurring changes in the fair value of OREO included in the consolidated statement of income for the three and nine months ended September 30, 2016 were $0.7 million and $2.3 million respectively. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$42,090	Fair value of property	Appraised value and other market conditions	7.88%
Impaired loans	1,354	Fair value of collateral	Appraised value and other market conditions	7.39%

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$34,645	Fair value of property	Appraised value and other market conditions	7.86%
Impaired loans	254	Fair value of collateral	Appraised value and other market conditions	7.29%

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
September 30, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$204,307	$204,307	$204,307	$—	$—
Trading securities	3,701	3,701	—	3,701	—
Investment securities available-for-sale	652,945	652,945	—	649,658	3,287
Investment securities held-to-maturity	466,063	474,834	—	474,834	—
Loans, net	5,891,949	5,967,191	—	95,253	5,871,938
Other earning assets (1)	31,176	31,176	—	—	31,176
Gross asset value of derivatives	6,040	6,040	—	6,040	—
Total financial assets	$7,256,181	$7,340,194	$204,307	$1,229,486	$5,906,401
Financial Liabilities
Non-contractual deposits	$4,364,473	$4,364,473	$—	$4,364,473	$—
Contractual deposits	1,668,784	1,666,270	—	1,666,270	—
Federal Home Loan Bank advances	575,751	573,475	—	573,475	—
Short-term borrowings	15,428	15,427	—	15,427	—
Subordinated debentures	87,445	85,539	—	—	85,539
Gross liability value of derivatives	790	790	—	790	—
Total financial liabilities	$6,712,671	$6,705,974	$—	$6,620,435	$85,539

(1) Includes Federal Home Loan Bank stock.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement
December 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$144,696	$144,696	$144,696	$—	$—
Trading securities	3,013	3,013	—	3,013	—
Investment securities available-for-sale	637,329	637,329	—	633,892	3,437
Investment securities held-to-maturity	472,505	475,134	—	475,134	—
Loans, net	5,587,682	5,636,518	—	10,569	5,625,949
FDIC indemnification asset	6,725	6,725	—	—	6,725
Receivable from FDIC	678	678	—	678	—
Other earning assets (1)	25,736	25,736	—	—	25,736
Gross asset value of derivatives	933	933	—	933	—
Total financial assets	$6,879,297	$6,930,762	$144,696	$1,124,219	$5,661,847
Financial Liabilities
Non-contractual deposits	$4,112,892	$4,112,892	$—	$4,112,892	$—
Contractual deposits	1,747,318	1,735,587	—	1,735,587	—
Federal Home Loan Bank advances	460,898	461,128	—	461,128	—
Short-term borrowings	12,410	12,410	—	12,410	—
Subordinated debentures	85,777	92,517	—	—	92,517
Gross liability value of derivatives	110	110	—	110	—
Total financial liabilities	$6,419,405	$6,414,644	$—	$6,322,127	$92,517

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
During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest income from amounts reported in accumulated comprehensive income. During the nine months ended September 30, 2016, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
During the second quarter of 2016, the company implemented an interest rate swap program to allow customers to convert variable rate loans to fixed rates. The interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with its derivative counterparties. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties. None of these interest rate swaps are designated or qualify as hedging relationships. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company recorded $0.2 million and $0.5 million of customer swap fees in non-interest income for the three and nine months ended September 30, 2016, respectively.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The forward loan sales derivative contracts are not designated as hedging instruments and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three and nine months ended September 30, 2016, the Company recorded $30 thousand and $27 thousand respectively in non-interest income and $0.1 thousand and $0.1 thousand in non-interest expense as a result of changes in fair value of derivatives. For the three and nine months ended September 30, 2015, the company recorded $1 thousand and $35 thousand respectively in non-interest income and $22 thousand and $21 thousand in non-interest expense as a result of changes in fair value of derivatives.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's balance sheet is presented below:

(Dollars in thousands)			September 30, 2016		December 31, 2015
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Asset derivatives
Derivatives designated as hedging instruments
Interest rate swap	4	Other assets	$5,239	$235,000	$893	$165,000

Derivatives not designated as hedging instruments
Forward loan sales contracts	45	Other assets	67	10,122	40	6,967
Interest rate swap	3	Other assets	734	25,041	—	—

Total asset derivatives			$6,040	$270,163	$933	$171,967

Liability derivatives
Derivatives designated as hedging instruments
Interest rate swap	—	Other liabilities	$—	$—	$108	$70,000

Derivatives not designated as hedging instruments
Forward loan sales contracts	1	Other liabilities	1	192	2	1,213
Interest rate swap	3	Other liabilities	789	25,041	—	—

Total liability derivatives			$790	$25,233	$110	$71,213

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015:

(Dollars in thousands)	Three Months Ended September 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(1,336)	Interest income	$613	N/A	$(723)

(Dollars in thousands)	Nine Months Ended September 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$6,345	Interest income	$1,891	N/A	$4,454

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended September 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$5,000	Interest income	$778	N/A	$—

(Dollars in thousands)	Nine Months Ended September 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$4,968	Interest income	$1,345	N/A	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2016:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets:
Interest rate swap	$5,973	$—	$5,973	$789	$4,500	$684
Total	$5,973	$—	$5,973	$789	$4,500	$684

Offsetting of derivative liabilities:
Interest rate swap	789	—	789	789	—	$—
Total	$789	$—	$789	$789	$—	$—
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
As of September 30, 2016, the Company has no net liability positions with dealer counterparties. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. The company has minimum collateral posting thresholds with certain derivative counterparties, and has no posted collateral against its obligations under these agreements as of September 30, 2016.

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
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2016, and statements of income for the three and nine months then ended.
The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial subsequent to our acquisition of each such entity. Throughout this discussion, we collectively refer to the above acquisitions as the “acquisitions” and loans acquired as “acquired loans”. Loans that are originated or purchased by Capital Bank Corporation as “new loans”.
Overview
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired seven depository institutions, including the assets and certain deposits from the Failed Banks. We closed our eighth acquisition on October 26, 2016, CommunityOne Bancorp (“CommunityOne”).We operate 151 branches in Florida, North and South Carolina, Tennessee, and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
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

Quarterly Summary
For the three months ended September 30, 2016, we had net income of $18.5 million, or $0.42 per diluted share, and core net income of $18.5 million, or $0.42 per diluted share. Year over year net income per diluted share and core net income per diluted share rose 27% and 27%, respectively. Results include the following non-core items: $1.5 million of legal settlement expense, $0.3 million of tax deductible merger related expenses, offset by a $1.1 million tax adjustment and $0.1 million of gains on sales investment securities.
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
Three months ended September 30, 2016 compared to three months ended June 30, 2016:
Net interest income for the three months ended September 30, 2016 increased by $1.1 million, or 1.8%, to $62.6 million from $61.5 million. The net interest margin declined four basis points to 3.58% from 3.62% and the net interest spread declined five basis points to 3.43% from 3.48%. Loan yields declined eight basis points to 4.40% from 4.48% due to the lower average yield on new loans, which represent $5.0 billion with an average yield of 3.67%, compared to the yields of the Company's acquired loans, which represent $0.9 billion with an average yield of 8.55%. During the quarter, we had new loan fundings of $471.5 million with an average yield of 3.84%, compared to $473.3 million and 3.63% in the prior quarter. The cost of core deposits increased one basis point to 0.19% from 0.18%. The cost of total deposits remained flat at 0.41%.

(Dollars in thousands)	Three Months Ended September 30, 2016			Three Months Ended June 30, 2016
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$5,786,171	$64,055	4.40%	$5,653,647	$62,999	4.48%
Investment securities (1)	1,133,031	6,924	2.43%	1,131,791	6,612	2.35%
Interest bearing deposits in other banks	60,373	69	0.45%	64,802	74	0.46%
Other earning assets	29,788	337	4.50%	26,696	330	4.97%
Total interest earning assets	7,009,363	$71,385	4.05%	6,876,936	$70,015	4.09%
Non-interest earning assets	583,413			607,429
Total assets	$7,592,776			$7,484,365
Interest bearing liabilities
Time deposits	$1,613,502	$3,992	0.98%	$1,620,023	$4,018	1.00%
Money market	1,225,743	1,132	0.37%	1,184,532	1,028	0.35%
Interest bearing demand	1,444,305	752	0.21%	1,451,666	749	0.21%
Savings	404,187	205	0.20%	411,496	208	0.20%
Total interest bearing deposits	4,687,737	6,081	0.52%	4,667,717	6,003	0.52%
Short-term borrowings and FHLB advances	558,313	635	0.45%	485,850	515	0.43%
Long-term borrowings	87,095	1,586	7.24%	87,496	1,547	7.11%
Total interest bearing liabilities	5,333,145	$8,302	0.62%	5,241,063	$8,065	0.62%
Non-interest bearing demand	1,188,771			1,187,056
Other liabilities	48,997			42,319
Shareholders’ equity	1,021,863			1,013,927
Total liabilities and shareholders’ equity	$7,592,776			$7,484,365
Net interest income and spread		$63,083	3.43%		$61,950	3.48%
Net interest margin			3.58%			3.62%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended September 30, 2016 Compared to Three Months Ended June 30, 2016 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$1,469	$(413)	$1,056
Investment securities (1)	7	305	312
Interest bearing deposits in other banks	(5)	—	(5)
Other earning assets	36	(29)	7
Total interest income	1,507	(137)	1,370
Interest expense
Time deposits	(16)	(10)	(26)
Money market	37	67	104
Interest bearing demand	(4)	7	3
Savings	(4)	1	(3)
Short-term borrowings and FHLB advances	81	39	120
Long-term borrowings	(7)	46	39
Total interest expense	87	150	237
Change in net interest income	$1,420	$(287)	$1,133
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.
Three months ended September 30, 2016 compared to three months ended September 30, 2015:
Net interest income for the three months ended September 30, 2016 increased by $1.0 million, or 1.6%, to $62.6 million from $61.6 million . The net interest margin declined 24 basis points to 3.58% from 3.82% and the net interest spread declined 25 basis points to 3.43% from 3.68%. Loan yields declined 31 basis points to 4.40% from 4.71% due to the lower average yield on new loans compared to the yields of the Company's acquired loans. During the quarter, we had new loan fundings of $471.5 million with an average yield of 3.84%, compared to $490.2 million with an average yield of 3.74%, during the three months ended September 30, 2015. New loans represent 81% of our total loan portfolio, up from 79% at September 30, 2015. Investment securities yields increased 29 basis points to 2.43% due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased four basis points to 0.19%. The cost of total deposits increased two basis points to 0.41% mainly due to re-pricing of deposits as a result of the federal funds rate increase in December 2015 and increased money market balances. Total funding cost increased four basis points to 0.51%.

(Dollars in thousands)	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans	$5,786,171	$64,055	4.40%	$5,261,793	$62,461	4.71%
Investment securities	1,133,031	6,924	2.43%	1,088,818	5,885	2.14%
Interest bearing deposits in other banks	60,373	69	0.45%	36,596	19	0.21%
Other earning assets	29,788	337	4.50%	54,960	760	5.49%
Total interest earning assets	7,009,363	71,385	4.05%	6,442,167	69,125	4.26%
Non-interest earning assets	583,413			645,715
Total assets	$7,592,776			$7,087,882
Interest bearing liabilities
Time deposits	$1,613,502	$3,992	0.98%	$1,642,745	$3,957	0.96%
Money market	1,225,743	1,132	0.37%	977,273	658	0.27%
Interest bearing demand	1,444,305	752	0.21%	1,291,439	540	0.17%
Savings	404,187	205	0.20%	452,058	241	0.21%
Total interest bearing deposits	4,687,737	6,081	0.52%	4,363,515	5,396	0.49%
Short-term borrowings and FHLB advances	558,313	635	0.45%	428,249	272	0.25%
Long-term borrowings	87,095	1,586	7.24%	84,922	1,413	6.60%
Total interest bearing liabilities	5,333,145	8,302	0.62%	4,876,686	7,081	0.58%
Non-interest bearing demand	1,188,771			1,116,757
Other liabilities	48,997			46,117
Shareholders’ equity	1,021,863			1,048,322
Total liabilities and shareholders’ equity	$7,592,776			$7,087,882
Net interest income and spread		$63,083	3.43%		$62,044	3.68%
Net interest margin			3.58%			3.82%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$5,974	$(4,380)	$1,594
Investment securities (1)	246	793	1,039
Interest bearing deposits in other banks	18	32	50
Other earning assets	(303)	(120)	(423)
Total interest income	5,935	(3,675)	2,260
Interest expense
Time deposits	(71)	106	35
Money market	193	281	474
Interest bearing demand	69	143	212
Savings	(25)	(11)	(36)
Short-term borrowings and FHLB advances	101	262	363
Long-term borrowings	37	136	173
Total interest expense	304	917	1,221
Change in net interest income	$5,631	$(4,592)	$1,039
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015:
Net interest income for the nine months ended September 30, 2016 increased by $3.5 million, or 1.90%, to $185.5 million from $182.1 million. The increase was due to the higher loan balances and yields on investment securities. The net interest margin declined 29 basis points to 3.61% from 3.90% and the net interest spread declined 30 basis points to 3.47% from 3.77%. Loan yields declined 35 basis points to 4.47% from 4.82% due to the lower average yield on new loans in addition to the decline of our higher yielding acquired loan portfolio as we continue to resolve legacy problem assets. During the nine months ended September 30, 2016, we funded new loans of $1,241.2 million with an average yield of 3.73%, compared to $1,296 million new loans with an average yield of 3.62% during the nine months ended September 30, 2015. New loans represent 81% of our total loan portfolio, up from 79% at September 30, 2015. The weighted average yield of acquired impaired loans outstanding at September 30, 2016 is 8.55%. Investment securities yields increased due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased four basis points to 0.19%. The cost of total deposits increased five basis point to 0.41% mainly due to an increase in wholesale time deposits, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding cost increased four basis points to 0.51%.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$5,684,143	$190,063	4.47%	$5,129,607	$184,889	4.82%
Investment securities (1)	1,129,129	20,020	2.37%	1,047,451	16,324	2.08%
Interest bearing deposits in other banks	66,100	227	0.46%	50,187	88	0.23%
Other earning assets (2)	27,216	981	4.81%	51,167	2,093	5.47%
Total interest earning assets	6,906,588	211,291	4.09%	6,278,412	203,394	4.33%
Non-interest earning assets	602,904			665,016
Total assets	$7,509,492			$6,943,428
Interest bearing liabilities
Time deposits	$1,640,959	$12,130	0.99%	$1,506,488	$10,357	0.92%
Money market	1,219,227	3,227	0.35%	945,170	1,811	0.26%
Interest bearing demand	1,422,389	2,149	0.20%	1,356,300	1,710	0.17%
Savings	411,729	640	0.21%	477,698	765	0.21%
Total interest bearing deposits	4,694,304	18,146	0.52%	4,285,656	14,643	0.46%
Short-term borrowings and FHLB advances	501,892	1,680	0.45%	336,791	597	0.24%
Long-term borrowings	86,860	4,644	7.14%	116,922	4,784	5.47%
Total interest bearing liabilities	5,283,056	24,470	0.62%	4,739,369	20,024	0.56%
Non-interest bearing demand	1,171,599			1,102,393
Other liabilities	44,594			44,891
Shareholders’ equity	1,010,244			1,056,775
Total liabilities and shareholders’ equity	$7,509,493			$6,943,428
Net interest income and spread		$186,821	3.47%		$183,370	3.77%
Net interest margin			3.61%			3.90%

Rate/Volume Analysis

(Dollars in thousands)	Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$19,121	$(13,947)	$5,174
Investment securities (1)	1,336	2,360	3,696
Interest bearing deposits in other banks	35	104	139
Other earning assets	(887)	(225)	(1,112)
Total interest income	19,605	(11,708)	7,897
Interest expense
Time deposits	962	811	1,773
Money market	612	804	1,416
Interest bearing demand	87	352	439
Savings	(103)	(22)	(125)
Short-term borrowings and FHLB advances	385	698	1,083
Long-term borrowings	(1,402)	1,262	(140)
Total interest expense	541	3,905	4,446
Change in net interest income	$19,064	$(15,613)	$3,451
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.
Provision for Loan and Lease Losses
The following table presents the provision for loan and lease losses for PCI and non-PCI Loans for the three and nine months ended September 30, 2016 and 2015:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Provision (reversal) for loan and lease losses on PCI Loans	$(48)	$490	$(835)	$(1,960)
Provision for loan and lease losses on non-PCI Loans	634	309	3,968	3,217
Provision for Loan and Lease Losses	$586	$799	$3,133	$1,257
Three months ended September 30, 2016 compared to three months ended September 30, 2015:
The provision for loan and lease losses for the three months ended September 30, 2016 was $0.6 million compared to $0.8 million for the three months ended September 30, 2015. The provision on the new loan portfolio was $0.6 million for the three months ended September 30, 2016, as compared to $0.3 million for the three months ended September 30, 2015.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 :
The provision for loan and lease losses for the nine months ended September 30, 2016 was $3.1 million compared to a provision of $1.3 million for the nine months ended September 30, 2015. The change is primarily due to a $2.0 million reversal of impairment associated with PCI Loans in the prior year. The reversal of impairment associated with PCI Loans was due to improvements in our expectations of future cash flows resulting from higher than anticipated payoffs and resolutions. The provision on the new loan portfolio increased to $4.0 million for the nine months ended September 30, 2016, from $3.2 million for the nine months ended September 30, 2015.
The table below illustrates the impact of our third quarter of 2016 estimates of expected cash flows on PCI Loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance	Weighted Average Note Rate	Weighted Average Life (Years)
PCI loans	23,653	5.67%	8.55%	869,199	4.63%	2.47
Non-interest Income
Three months ended September 30, 2016 compared to three months ended September 30, 2015:
Non-interest income increased $1.0 million, or 8%, to $12.4 million for the three months ended September 30, 2016 from $11.4 million for the three months ended September 30, 2015. The increase was mainly due to the absence of $1.4 million of FDIC indemnification asset expense recorded in the prior year. Partially offsetting the increase was a $0.6 million decline in investment advisory income and a $0.7 million decline in service charges.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015:
Non-interest income declined $4.8 million, or 15%, to $26.9 million for the nine months ended September 30, 2016 from $31.7 million for the nine months ended September 30, 2015. The decline was mainly driven by the termination of the FDIC loss share agreements, which resulted in additional FDIC indemnification asset expense of $9.2 million year over year, a decline in service charges of $1.3 million and investment advisory income of $1.8 million. Partially offsetting the decline was the absence of $6.4 million of FDIC indemnification asset amortization expense.

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service charges on deposit accounts	$4,777	$5,472	$14,074	$15,366
Debit card income	3,389	3,113	9,710	9,253
Fees on mortgage loans originated and sold	1,334	990	3,445	3,415
Investment advisory and trust fees	290	860	1,242	2,991
FDIC indemnification asset expense	—	(1,418)	—	(6,356)
Termination of loss share agreements	—	—	(9,178)	—
Investment securities gains	71	(43)	228	278
Net impairment loss recognized in earnings	—	—	—	(288)
OREO revenues	72	136	264	499
Earnings on bank owned life insurance policies	342	356	1,125	1,125
Wire transfer fees	204	208	620	615
Participated loan fees	626	555	1,898	1,508
Fee income interest rate swaps	243	—	525	—
Other income	1,022	1,189	2,905	3,295
Total non-interest income	$12,370	$11,418	$26,858	$31,701
Non-interest Expense
Three months ended September 30, 2016 compared to three months ended September 30, 2015:
Non-interest expense declined $0.8 million, or 2%, to $47.5 million for the three months ended September 30, 2016 from $48.3 million for the three months ended September 30, 2015. The improvement was mainly due to a reduction of $1.7 million in employee compensation as a result of cost savings initiatives, and a reduction of $1.8 million in the OREO valuation, foreclosed asset and loan workout expense components of our legacy credit expenses. Partially offsetting the decline, were $1.5 million of legal settlement, $0.5 million of stock based compensation, and $0.4 million of conversion and merger related expenses incurred as part of CommunityOne acquisition costs.
Our efficiency ratios for the three months ended September 30, 2016 and 2015 were 63.38% and 66.18%, respectively. Our core efficiency ratios for the three months ended September 30, 2016 and 2015 were 61.06% and 66.02%, respectively.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015:
Non-interest expense declined $11.5 million, or 8%, to $139.0 million for the nine months ended September 30, 2016 from $150.5 million for the nine months ended September 30, 2015. The improvement was mainly due to a reduction of $5.1 million in employee compensation as a result of cost savings initiatives, a reduction of $5.0 million in the OREO valuation, foreclosed asset and loan workout expense components of our legacy credit expenses, the absence of a $2.5 million restructuring charges, and the absence of $1.4 million net losses on extinguishment of debt. Partially offsetting the decline, were $3.3 million of conversion and merger related expenses incurred as part of CommunityOne acquisition costs, and $1.5 million of legal settlement.
Our efficiency ratios for the nine months ended September 30, 2016 and 2015 were 65.45% and 70.41%, respectively. Our core efficiency ratios for the nine months ended September 30, 2016 and 2015 were 60.58% and 68.35%, respectively.
The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Salaries and employee benefits	$20,935	$22,620	$63,236	$68,382
Stock-based compensation expense	790	309	1,574	701
Net occupancy and equipment expense	7,340	7,621	22,398	23,504
Computer services	3,153	3,471	10,002	10,211
Software expense	1,948	2,198	5,984	6,422
Telecommunication expense	1,790	1,515	4,880	4,262
OREO valuation expense	742	2,075	2,328	5,175
Net gains on sales of OREO	(159)	(351)	(1,251)	(1,315)
Foreclosed asset related expense	397	872	1,081	2,146
Loan workout expense	206	194	521	1,612
Conversion and merger related expense	394	—	3,317	—
Professional fees	1,642	1,958	4,607	5,415
Losses on extinguishment of debt	—	—	—	1,438
Restructuring charges, net	(113)	23	34	2,542
Legal settlement expense	1,500	—	1,500	—
Contingent value right expense	—	—	—	120
Regulatory assessments	841	1,423	3,375	4,949
Amortization of intangibles	923	940	2,774	2,792
Other expense	5,201	3,478	12,644	12,139
Total non-interest expense	$47,530	$48,346	$139,004	$150,495

Legacy credit expenses for the three and nine months ended September 30, 2016 and 2015 are presented below:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Provision (reversal) on legacy loans	$48	$490	$(721)	$(1,960)
FDIC indemnification asset expense	—	1,418	—	6,356
OREO valuation expense	742	2,075	2,328	5,175
Termination of loss share agreements	—	—	9,178	—
Net gains on sales of OREO	(159)	(351)	(1,251)	(1,315)
Foreclosed asset related expense	397	872	1,081	2,146
Loan workout expense	206	194	521	1,612
Salaries and employee benefits	511	797	1,552	2,426
Total legacy credit expenses	$1,745	$5,495	$12,688	$14,440
The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three and nine months ended September 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net interest income	$62,627	$61,637	$185,509	$182,051

Reported non-interest income	$12,370	$11,418	$26,858	$31,701
Less: Termination of loss share agreements	—	—	(9,178)	—
Securities gains (losses)	71	(43)	228	(10)
Core non-interest income	$12,299	$11,461	$35,808	$31,711

Reported non-interest expense	$47,530	$48,346	$139,004	$150,495
Less: Stock-based compensation	—	—	—	95
Contingent value right expense	—	—	—	120
Conversion costs and merger tax deductible	331	—	2,319	—
Legal merger non-deductible	61	—	996	—
Restructuring expense	(113)	23	34	2,542
Severance expense	—	63	75	188
Loss on extinguishment	—	—	—	1,438
Legal settlement	1,500	—	1,500	—
Core non-interest expense	$45,751	$48,260	$134,080	$146,112

Efficiency ratio	63.38%	66.18%	65.45%	70.41%
Core efficiency ratio	61.06%	66.02%	60.58%	68.35%

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

Income Taxes
The provision for income taxes was $8.4 million and $24.5 million for the three and nine months ended September 30, 2016, respectively. The effective income tax rate was 31% and 35% for these periods, respectively. The change in effective income tax rate was mainly due to a favorable adjustment for discrete items offset by an increase in state taxes as a result of changes in certain statutory rates in North Carolina that were enacted into law during the third quarter of 2016 and lower tax-exempt interest income.
At September 30, 2016 and December 31, 2015, the Company had no material amounts recorded for uncertain tax positions and no material unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 13. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.
Financial Condition
Our assets totaled $7.8 billion at September 30, 2016 and $7.4 billion at December 31, 2015. Total loans increased $0.3 million to $5.9 billion at September 30, 2016 compared to $5.6 billion at December 31, 2015. The increase in loans was due to new loans of $1,241.2 million, partially offset by $67.0 million in resolutions of problem loans and $871.0 million in net principal repayments. Investment securities increased by $9.9 million mainly due to $205.2 million of investment purchases and $16.4 million change in market valuation on available for sale investment securities, partially offset by $92.1 million of security sales and calls and $119.8 million of principal reductions and amortization. Total deposits increased by $173.0 million or 3% to $6.0 billion at September 30, 2016 compared to $5.9 billion at December 31, 2015. Core deposits increased by $276.6 million. Non-interest bearing checking accounts increased $86.6 million, interest bearing demand deposits increased by $80.8 million, money market balances increased $126.8 million and savings deposits decreased by $17.7 million. Core deposits represent 70.3% and 67.6% of total deposits at September 30, 2016 and December 31, 2015, respectively. Partially offsetting the increase in core deposits was a decrease in higher rate brokered deposits and time deposits of $103.5 million. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $678.6 million and $559.1 million at September 30, 2016 and December 31, 2015, respectively. FHLB advances increased by $114.9 million to $575.8 million at September 30, 2016 compared to $460.9 million at December 31, 2015.
Shareholders’ equity was $1.0 billion at September 30, 2016 and December 31, 2015. The Company’s Board of Directors has authorized a stock repurchase plan of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
As of September 30, 2016, the Company has repurchased a total of $298.6 million, or 12,644,660 common shares at an average price of $24.19 per share, and had $101.4 million remaining under the current board authorized stock repurchase program.
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

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income	$18,488	$15,321	$45,730	$39,700
Adjustments
Non-interest income
Termination of loss share agreements	—	—	9,178	—
Security (gains) losses	(71)	43	(228)	10
Non-interest expense
Legal settlement	1,500	—	1,500	95
Tax adjustment	(1,067)	—	(1,067)	—
Contingent value right expense	—	—	—	120
Severance expense	—	63	75	188
Loss on extinguishment of debt	—	—	—	1,438
Conversion costs and merger tax deductible	331	—	2,319	—
Legal merger non deductible	61	—	996	—
Restructuring charges	(113)	23	34	2,542
Contract termination	—	—	—	—
Tax effect of adjustments	(629)	(50)	(4,922)	(1,684)
Core Net Income	$18,500	$15,400	$53,615	$42,409

Average Assets	$7,592,776	$7,087,882	$7,509,492	$6,943,428

ROA	0.97%	0.86%	0.81%	0.76%
Core ROA	0.97%	0.87%	0.95%	0.81%

Loans
Our loan portfolio is our largest earning asset. Our strategy is to increase the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives.

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	September 30, 2016		December 31, 2015		Year to Date Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$920,521	15.5%	$866,392	15.4%	$54,129	6.2%
Other commercial construction and land	222,794	3.7%	196,795	3.5%	25,999	13.2%
Multifamily commercial real estate	76,296	1.3%	80,708	1.4%	(4,412)	(5.5)%
1-4 family residential construction and land	111,954	1.9%	93,242	1.7%	18,712	20.1%
Total commercial real estate	1,331,565	22.4%	1,237,137	22.0%	94,428	7.6%
Owner occupied commercial real estate	1,072,586	18.1%	1,104,972	19.6%	(32,386)	(2.9)%
Commercial and industrial	1,458,523	24.6%	1,309,704	23.3%	148,819	11.4%
Lease financing	525	—%	1,256	—%	(731)	(58.2)%
Total commercial	2,531,634	42.7%	2,415,932	42.9%	115,702	4.8%
1-4 family residential	1,168,468	19.7%	1,017,791	18.1%	150,677	14.8%
Home equity loans	364,117	6.1%	375,276	6.7%	(11,159)	(3.0)%
Other consumer loans	349,013	5.9%	436,478	7.7%	(87,465)	(20.0)%
Total consumer	1,881,598	31.7%	1,829,545	32.5%	52,053	2.8%
Other	191,136	3.2%	150,102	2.6%	41,034	27.3%
Total loans	$5,935,933	100.0%	$5,632,716	100.0%	$303,217	5.4%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	September 30, 2016
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$644,034	$36,510	$239,977	$920,521
Other commercial construction and land	160,062	103	62,629	222,794
Multifamily commercial real estate	51,155	5,238	19,903	76,296
1-4 family residential construction and land	111,671	—	283	111,954
Total commercial real estate	966,922	41,851	322,792	1,331,565
Owner occupied commercial real estate	878,104	28,703	165,779	1,072,586
Commercial and industrial	1,388,333	3,856	66,334	1,458,523
Lease financing	525	—	—	525
Total commercial	2,266,962	32,559	232,113	2,531,634
1-4 family residential	924,593	28,206	215,669	1,168,468
Home equity loans	167,134	131,080	65,903	364,117
Other consumer loans	344,121	2,944	1,948	349,013
Total consumer	1,435,848	162,230	283,520	1,881,598
Other	158,505	1,857	30,774	191,136
Total loans	$4,828,237	$238,497	$869,199	$5,935,933

(Dollars in thousands)	December 31, 2015
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,877	196,795
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,176	1,237,137
Owner occupied commercial real estate	858,068	36,927	209,977	1,104,972
Commercial and industrial	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,106	2,415,932
1-4 family residential	733,349	34,459	249,983	1,017,791
Home equity loans	148,855	151,437	74,984	375,276
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	189,807	328,188	1,829,545
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$287,227	$1,067,308	$5,632,716
During the nine months ended September 30, 2016, our loan portfolio increased by $303.2 million, as $1.2 billion of new loans were partially offset by $67.0 million in resolutions of problem loans and $871.0 million in net principal repayments. New and acquired non-impaired loans represent 85.4% of our total loan portfolio as compared to 81.1% at December 31, 2015.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. New loan production during the nine months ended September 30, 2016 was absent of indirect auto lending, as illustrated in other consumer loans below. Additionally, commercial loans and consumer and other loans represented approximately 40.2% and 32.0%, respectively, of new loan production for the nine months ended September 30, 2016.
The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Nine Months Ended
	September 30, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$148,055	11.8%	$144,583	11.2%
Other commercial construction and land	127,228	10.3%	72,737	5.6%
Multifamily commercial real estate	8,585	0.7%	13,738	1.1%
1-4 family residential construction and land	61,674	5.0%	52,050	4.0%
Total commercial real estate	345,542	27.8%	283,108	21.9%
Owner occupied commercial real estate	85,349	6.9%	146,368	11.3%
Commercial and industrial	413,446	33.3%	361,503	27.9%
Total commercial	498,795	40.2%	507,871	39.2%
1-4 family residential	278,699	22.5%	190,601	14.7%
Home equity loans	38,735	3.1%	52,806	4.1%
Other consumer loans	38,465	3.1%	221,987	17.1%
Total consumer	355,899	28.7%	465,394	35.9%
Other	40,956	3.3%	39,473	3.0%
Total loans	$1,241,192	100.0%	$1,295,846	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively.

Florida, North Carolina, South Carolina, and Tennessee accounted for 34.5%, 27.6%, 9.6% and 28.3% of our new loans, respectively, for the nine months ended September 30, 2016. Florida, North Carolina, South Carolina, and Tennessee accounted for 31.5%, 31.6%, 12.6% and 24.3% of our new loans, respectively, for the nine months ended September 30, 2015.
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
Covered Loans
On March 18, 2016, the Bank entered into an agreement to terminate all existing loss share agreements with the FDIC effective January 1, 2016. All rights and obligations of the Bank and the FDIC under these FDIC loss share agreements have been resolved and terminated under this agreement. Covered loans and OREO that were subject to the loss share agreements were reclassified and are presented as non-covered as of September 30, 2016. As of December 31, 2015, covered loans were $73.5 million, representing 1.3% of our loan portfolio of which 1.0% were past due 30-89 days, 3.8% were nonperforming PCI (of which 1.8% were >90 days past due and still accreting) and 1.3% were nonaccrual. The status of these loans reflects the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We have recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date.
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

Non-Covered Loans
As of September 30, 2016, non-covered loans were $5.9 billion, representing 100.0% of our loan portfolio, of which 0.2% were past due 30-89 days, 0.8% were nonperforming PCI (of which 0.1% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2015, non-covered loans were $5.6 billion, representing 98.7% of our loan portfolio, of which 0.2% were past due 30-89 days, 1.0% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.1% were nonaccrual.
At September 30, 2016, 14.6% of the non-covered loans were acquired impaired loans. These acquired loans had disproportionate commercial real estate concentrations. In connection with the acquisitions, we applied acquisition accounting adjustments to the acquired non-covered loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.

Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	September 30, 2016				December 31, 2015
	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$—	—%	—%	—%	$—	—%	—%	—%
Other commercial construction and land	—	—%	—%	—%	123	—%	—%	—%
Multifamily commercial real estate	—	—%	—%	—%	—	—%	—%	—%
1-4 family residential construction and land	—	—%	—%	—%	—	—%	—%	—%
Total commercial real estate	—	—%	—%	—%	123	—%	—%	—%
Owner occupied commercial real estate	—	—%	—%	—%	67	—%	—%	—%
Commercial and industrial loans	—	—%	—%	—%	—	—%	—%	—%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	—	—%	—%	—%	67	—%	—%	—%
1-4 family residential	—	—%	—%	—%	40,887	0.6%	6.6%	0.1%
Home equity loans	—	—%	—%	—%	32,425	1.6%	0.4%	2.8%
Other consumer loans	—	—%	—%	—%	—	—%	—%	—%
Total consumer	—	—%	—%	—%	73,312	1.0%	3.8%	1.3%
Other	—	—%	—%	—%	—	—%	—%	—%
Total covered loans	$—	—%	—%	—%	$73,502	1.0%	3.8%	1.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$920,521	0.2%	0.2%	0.2%	$866,392	—%	0.3%	0.2%
Other commercial construction and land	222,794	—%	4.7%	0.1%	196,672	0.5%	8.7%	0.1%
Multifamily commercial real estate	76,296	—%	1.0%	—%	80,708	—%	0.4%	0.1%
1-4 family residential construction and land	111,954	—%	—%	—%	93,242	—%	—%	—%
Total commercial real estate	1,331,565	0.2%	1.0%	0.1%	1,237,014	0.1%	1.6%	0.1%
Owner occupied commercial real estate	1,072,586	0.1%	0.5%	0.3%	1,104,905	0.1%	0.7%	0.1%
Commercial and industrial loans	1,458,523	—%	1.1%	0.1%	1,309,704	—%	1.2%	0.1%
Lease financing	525	—%	—%	—%	1,256	—%	—%	—%
Total commercial	2,531,634	—%	0.9%	0.2%	2,415,865	0.1%	1.0%	0.1%
1-4 family residential	1,168,468	0.2%	1.0%	0.1%	976,904	0.2%	1.0%	0.1%
Home equity loans	364,117	0.4%	0.6%	0.5%	342,851	0.7%	0.5%	0.5%
Other consumer loans	349,013	1.2%	—%	0.6%	436,478	0.9%	—%	0.3%
Total consumer	1,881,598	0.4%	0.7%	0.3%	1,756,233	0.5%	0.7%	0.2%
Other	191,136	—%	—%	—%	150,102	—%	—%	—%
Total non-covered loans	$5,935,933	0.2%	0.8%	0.2%	$5,559,214	0.2%	1.0%	0.1%
Total loans	$5,935,933	0.2%	0.8%	0.2%	$5,632,716	0.2%	1.1%	0.2%
Of the loans that were non-performing PCI as December 31, 2015, $2.8 million (or approximately 4.8%) were covered by loss sharing agreements with the FDIC. Of these loans $1.3 million (or approximately 2.2%) were >90 days past due and still accreting as of December 31, 2015. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of September 30, 2016 declined by $7.8 million, or 11%, to $60.4 million as compared to $68.1 million at December 31, 2015. The change in non-performing loans during the nine months ended September 30, 2016 was attributable to $14.4 million in resolutions and $5.1 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $11.6 million of loans that became non-performing.

During the nine months ended September 30, 2016, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 26.0% consisted of residential loans and 74.0% consisted of commercial real estate loans. The customer-owed principal balances and carrying amounts as of September 30, 2016 and December 31, 2015 are set forth in the tables below:

(Dollars in thousands)	September 30, 2016
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Non-covered Portfolio
Non-owner occupied commercial real estate	$1,035,559	$920,521	88.9%	$3,486	0.4%
Other commercial construction and land	528,367	222,794	42.2%	10,566	4.7%
Multifamily commercial real estate	89,389	76,296	85.4%	751	1.0%
1-4 family residential construction and land	145,628	111,954	76.9%	—	—%
Total commercial real estate	1,798,943	1,331,565	74.0%	14,803	1.1%
Owner occupied commercial real estate	1,150,655	1,072,586	93.2%	9,507	0.9%
Commercial and industrial loans	1,567,194	1,458,523	93.1%	17,436	1.2%
Lease financing	525	525	100.0%	—	—%
Total commercial	2,718,374	2,531,634	93.1%	26,943	1.1%
1-4 family residential	1,252,027	1,168,468	93.3%	12,164	1.0%
Home equity loans	419,924	364,117	86.7%	4,285	1.2%
Other consumer loans	358,733	349,013	97.3%	2,123	0.6%
Total consumer	2,030,684	1,881,598	92.7%	18,572	1.0%
Other	209,247	191,136	91.3%	32	—%
Total non-covered loans	$6,757,248	$5,935,933	87.8%	$60,350	1.0%
Total loans	$6,757,248	$5,935,933	87.8%	$60,350	1.0%

(1)	The carrying amount for total non-covered loans represents a discount from the total gross customer balance of $821.3 million or 12.2%.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

(Dollars in thousands)	December 31, 2015
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$—	$—	—%	$—	—%
Other commercial construction and land	1,131	123	10.9%	—	—%
Multifamily commercial real estate	—	—	—%	—	—%
1-4 family residential construction and land	165	—	—%	—	—%
Total commercial real estate	1,296	123	9.5%	—	—%
Owner occupied commercial real estate	48	67	139.6%	—	—%
Commercial and industrial loans	—	—	—%	—	—%
Lease financing	—	—	—%	—	—%
Total commercial	48	67	139.6%	—	—%
1-4 family residential	57,381	40,887	71.3%	2,736	6.7%
Home equity loans	47,818	32,425	67.8%	1,021	3.1%
Other consumer loans	184	—	—%	—	—%
Total consumer	105,383	73,312	69.6%	3,757	5.1%
Other	—	—	—%	—	—%
Total covered loans	$106,727	$73,502	68.9%	$3,757	5.1%
Non-covered Portfolio
Non-owner occupied commercial real estate	$985,618	$866,392	87.9%	$4,403	0.5%
Other commercial construction and land	509,293	196,672	38.6%	17,203	8.7%
Multifamily commercial real estate	94,148	80,708	85.7%	412	0.5%
1-4 family residential construction and land	126,831	93,242	73.5%	—	—%
Total commercial real estate	1,715,890	1,237,014	72.1%	22,018	1.8%
Owner occupied commercial real estate	1,182,942	1,104,905	93.4%	9,192	0.8%
Commercial and industrial loans	1,420,177	1,309,704	92.0%	16,960	1.3%
Lease financing	1,256	1,256	100.0%	—	—%
Total commercial	2,604,375	2,415,865	92.8%	26,152	1.1%
1-4 family residential	1,047,300	976,904	93.3%	11,062	1.1%
Home equity loans	388,229	342,851	88.3%	3,534	1.0%
Other consumer loans	442,228	436,478	98.7%	1,542	0.4%
Total consumer	1,877,757	1,756,233	93.5%	16,138	0.9%
Other	173,669	150,102	86.4%	74	—%
Total non-covered loans	$6,371,691	$5,559,214	87.2%	$64,382	1.2%
Total loans	$6,478,418	$5,632,716	86.9%	$68,139	1.2%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $33.2 million, or 31.1%, and $812.5 million, or 12.8%, respectively.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At September 30, 2016, the allowance for loan and lease losses was $44.0 million, of which $23.7 million was associated with PCI loans and $20.3 million related to new loans or acquired non-PCI loans. At September 30, 2016, the allowance for loan and lease losses represents 0.75% of our total $5.9 billion loan portfolio. At December 31, 2015, the allowance for loan and lease losses was $45.0 million, of which $24.5 million was associated with PCI loans and $20.5 million related to new loans or acquired non-PCI loans. At December 31, 2015, the allowance for loan and lease losses represented 0.80% of our total $5.6 billion loan portfolio.
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
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and nine months ended September 30, 2016 and 2015 by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	September 30, 2016			September 30, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,182	$23,701	$44,883	$21,819	$26,244	$48,063
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	—	—	—
Other commercial construction and land	—	—	—	(1)	(1,085)	(1,086)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	—	—	—	(1)	(1,085)	(1,086)
Owner occupied commercial real estate	—	—	—	(125)	—	(125)
Commercial and industrial loans	(6)	—	(6)	(178)	—	(178)
Lease financing	—	—	—	—	—	—
Total commercial	(6)	—	(6)	(303)	—	(303)
1-4 family residential	(47)	—	(47)	(34)	—	(34)
Home equity loans	(50)	—	(50)	(146)	—	(146)
Other consumer loans	(1,293)	—	(1,293)	(1,018)	—	(1,018)
Total consumer	(1,390)	—	(1,390)	(1,198)	—	(1,198)
Other	(558)	—	(558)	(705)	—	(705)
Total charge-offs	(1,954)	—	(1,954)	(2,207)	(1,085)	(3,292)
Recoveries:
Non-owner occupied commercial real estate	2	—	2	3	—	3
Other commercial construction and land	37	—	37	3	—	3
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	41	—	41	8	—	8
Owner occupied commercial real estate	—	—	—	127	—	127
Commercial and industrial loans	22	—	22	14	—	14
Lease financing	—	—	—	—	—	—
Total commercial	22	—	22	141	—	141
1-4 family residential	26	—	26	4	—	4
Home equity loans	66	—	66	159	—	159
Other consumer loans	164	—	164	223	—	223
Total consumer	256	—	256	386	—	386
Other	150	—	150	173	—	173
Total recoveries	469	—	469	708	—	708
Net charge-offs	(1,485)	—	(1,485)	(1,499)	(1,085)	(2,584)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(96)	69	(27)	(317)	506	189
Other commercial construction and land	(102)	447	345	154	1,196	1,350
Multifamily commercial real estate	(9)	12	3	(26)	12	(14)
1-4 family residential construction and land	(31)	(111)	(142)	(62)	(80)	(142)
Total commercial real estate	(238)	417	179	(251)	1,634	1,383
Owner occupied commercial real estate	(183)	4	(179)	(746)	27	(719)
Commercial and industrial loans	(695)	122	(573)	224	(28)	196
Lease financing	—	—	—	—	—	—
Total commercial	(878)	126	(752)	(522)	(1)	(523)
1-4 family residential	(148)	(431)	(579)	(385)	(741)	(1,126)
Home equity loans	15	(136)	(121)	(69)	(488)	(557)
Other consumer loans	1,461	(29)	1,432	1,067	(17)	1,050
Total consumer	1,328	(596)	732	613	(1,246)	(633)
Other	422	5	427	469	103	572
Total provision (reversal) for loan and lease losses	634	(48)	586	309	490	799

Allowance for loan and lease losses at the end of the period	$20,331	$23,653	$43,984	$20,629	$25,649	$46,278

(Dollars in thousands)	Nine Months Ended
	September 30, 2016			September 30, 2015
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,546	$24,488	$45,034	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	(2)	—	(2)	—	—	—
Other commercial construction and land	—	—	—	(9)	(1,085)	(1,094)
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(2)	—	(2)	(9)	(1,085)	(1,094)
Owner occupied commercial real estate	(80)	—	(80)	(332)	—	(332)
Commercial and industrial loans	(510)	—	(510)	(273)	—	(273)
Lease financing	—	—	—	—	—	—
Total commercial	(590)	—	(590)	(605)	—	(605)
1-4 family residential	(47)	—	(47)	(329)	—	(329)
Home equity loans	(224)	—	(224)	(553)	—	(553)
Other consumer loans	(3,633)	—	(3,633)	(2,854)	(162)	(3,016)
Total consumer	(3,904)	—	(3,904)	(3,736)	(162)	(3,898)
Other	(1,598)	—	(1,598)	(1,766)	—	(1,766)
Total charge-offs	(6,094)	—	(6,094)	(6,116)	(1,247)	(7,363)
Recoveries:
Non-owner occupied commercial real estate	13	—	13	69	—	69
Other commercial construction and land	46	—	46	177	—	177
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	5	—	5	5	—	5
Total commercial real estate	64	—	64	251	—	251
Owner occupied commercial real estate	—	—	—	127	—	127
Commercial and industrial loans	81	—	81	409	—	409
Lease financing	—	—	—	—	—	—
Total commercial	81	—	81	536	—	536
1-4 family residential	206	—	206	31	—	31
Home equity loans	341	—	341	301	—	301
Other consumer loans	589	—	589	505	—	505
Total consumer	1,136	—	1,136	837	—	837
Other	630	—	630	549	—	549
Total recoveries	1,911	—	1,911	2,173	—	2,173
Net charge-offs	(4,183)	—	(4,183)	(3,943)	(1,247)	(5,190)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(323)	728	405	(332)	2,398	2,066
Other commercial construction and land	(19)	193	174	16	(591)	(575)
Multifamily commercial real estate	(31)	1	(30)	(50)	(15)	(65)
1-4 family residential construction and land	55	(517)	(462)	53	56	109
Total commercial real estate	(318)	405	87	(313)	1,848	1,535
Owner occupied commercial real estate	(145)	100	(45)	(152)	(105)	(257)
Commercial and industrial loans	291	754	1,045	(122)	(29)	(151)
Lease financing	—	—	—	—	—	—
Total commercial	146	854	1,000	(274)	(134)	(408)
1-4 family residential	(433)	(1,419)	(1,852)	(253)	(3,087)	(3,340)
Home equity loans	(69)	(645)	(714)	215	(669)	(454)
Other consumer loans	3,628	(44)	3,584	2,756	(35)	2,721

Total consumer	3,126	(2,108)	1,018	2,718	(3,791)	(1,073)
Other	1,014	14	1,028	1,086	117	1,203
Total provision (reversal) for loan and lease losses	3,968	(835)	3,133	3,217	(1,960)	1,257
Allowance for loan and lease losses at the end of the period	$20,331	$23,653	$43,984	$20,629	$25,649	$46,278

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016			December 31, 2015
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$680,544	$970	0.14%	$563,640	$1,282	0.23%
Other commercial construction and land	160,165	1,761	1.10%	110,918	1,735	1.56%
Multifamily commercial real estate	56,393	29	0.05%	57,099	59	0.10%
1-4 family residential construction and land	111,671	813	0.73%	90,304	753	0.83%
Total commercial real estate	1,008,773	3,573	0.35%	821,961	3,829	0.47%
Owner occupied commercial real estate	906,807	1,113	0.12%	894,995	1,338	0.15%
Commercial and industrial	1,392,189	7,519	0.54%	1,228,575	7,657	0.62%
Lease financing	525	—	—%	1,256	—	—%
Total commercial	2,299,521	8,632	0.38%	2,124,826	8,995	0.42%
1-4 family residential	857,546	1,997	0.23%	757,239	2,271	0.30%
Home equity loans	298,214	641	0.21%	300,292	593	0.20%
Other consumer loans	347,065	5,209	1.50%	433,257	4,625	1.07%
Total consumer	1,502,825	7,847	0.52%	1,490,788	7,489	0.50%
Other	160,362	279	0.17%	117,264	233	0.20%
Total loans	$4,971,481	$20,331	0.41%	$4,554,839	$20,546	0.45%

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

The following table summarizes criticized and classified loans at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016 (1)			December 31, 2015 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$—	$37,121	$37,121	$—	$57,066	$57,066
Other commercial construction and land	—	31,913	31,913	—	45,299	45,299
Multifamily commercial real estate	—	1,786	1,786	—	1,438	1,438
1-4 family residential construction and land	—	—	—	—	1,152	1,152
Total commercial real estate	—	70,820	70,820	—	104,955	104,955
Owner occupied commercial real estate	—	37,975	37,975	—	38,788	38,788
Commercial and industrial	—	50,877	50,877	—	39,646	39,646
Lease financing	—	—	—	—	—	—
Total commercial	—	88,852	88,852	—	78,434	78,434
1-4 family residential	—	25,404	25,404	4,362	26,288	30,650
Home equity loans	—	6,515	6,515	1,093	6,175	7,268
Other consumer loans	—	2,183	2,183	—	1,554	1,554
Total consumer	—	34,102	34,102	5,455	34,017	39,472
Other	—	1,088	1,088	—	1,716	1,716
Total loans	$—	$194,862	$194,862	$5,455	$219,122	$224,577
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $29.7 million, or 17.6% annualized, during the nine months ended September 30, 2016 as a result of $5.7 million in transfers to other real estate owned and $64.0 million of pay downs, charge offs and upgrades. Loan downgrades of $39.9 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of September 30, 2016, there were 126 loans individually evaluated for impairment and 78 deemed impaired with a related allowance for loan and lease losses of $898 thousand. At December 31, 2015, there were 66 loans individually evaluated for impairment and 32 deemed impaired with a related allowance for loan and lease losses of $75 thousand.
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

(Dollars in thousands)	September 30, 2016			December 31, 2015
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$—	$11,873	$11,873	$938	$8,007	$8,945
Accruing/accreting loans delinquent 90 days or more	—	8,482	8,482	1,325	13,180	14,505
Accreting PCI loans <90 days with expected cash flows less than contractual	—	39,995	39,995	1,494	43,196	44,690
Total non-performing loans	—	60,350	60,350	3,757	64,383	68,140
Repossessed personal property	—	156	156	—	375	375
Other real estate owned	—	46,007	46,007	554	52,222	52,776
Total non-performing assets	$—	$106,513	$106,513	$4,311	$116,980	$121,291
Allowance for loan and lease losses	$—	$43,984	$43,984	$4,472	$40,562	$45,034
Non-performing assets as a percent of total assets	—%	1.37%	1.37%	0.06%	1.57%	1.63%
Non-performing loans as a percent of total loans	—%	1.02%	1.02%	0.07%	1.14%	1.21%
Allowance for loan and lease losses as a percent of non-performing loans	—%	72.88%	72.88%	119.03%	63.00%	66.09%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans			0.41%			0.45%
At September 30, 2016 non-covered loans and December 31, 2015, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 5. Loans in our Consolidated Financial Statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at September 30, 2016 declined by $14.8 million to $106.5 million compared to $121.3 million at December 31, 2015, which represents an annualized decline of 16.2%. The change in non-performing assets was attributable to the net decline in non-performing loans and other real estate owned of $7.8 million and $6.8 million, respectively. The net decline in non-performing loans was due to $13.7 million in resolutions and $5.7 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $11.6 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $12.0 million, partially offset by acquisitions as noted above.
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
Trading securities related to our non-qualified deferred compensation program and CRA investment fund totaled $3.7 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively.

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a low degree of credit and liquidity risk. The following tables set forth our investment securities as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$43,324	$44,556	6.8%	3.16%	12.4
State and political subdivisions—tax exempt	7,646	7,669	1.2%	1.79%	6.49
Mortgage-backed securities—residential issued by government sponsored entities	585,478	597,433	91.5%	2.19%	4.21
Industrial revenue bonds	3,239	3,287	0.5%	2.11%	0.24
Total	$639,687	$652,945	100.0%	2.25%	4.90
Held-to-Maturity
U.S. Government agencies	$11,650	$12,179	2.6%	2.81%	5.09
Corporate bonds	74,012	72,054	15.2%	5.00%	3.47
State and political subdivisions—tax exempt	9,530	10,239	2.1%	3.54%	4.24
State and political subdivisions—taxable	522	545	0.1%	3.95%	2.39
Mortgage-backed securities—residential issued by government sponsored entities	370,349	379,817	80.0%	2.33%	3.68
Total	$466,063	$474,834	100.0%	2.79%	3.70

(Dollars in thousands)	December 31, 2015
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-sale
Corporate bonds	$22,870	$22,755	3.6%	2.56%	10.78
Mortgage-backed securities—residential issued by government sponsored entities	614,176	611,137	95.9%	2.10%	4.62
Industrial revenue bonds	3,409	3,437	0.5%	2.26%	0.24
Total	$640,455	$637,329	100.0%	2.11%	4.81
Held-to-maturity
U.S. Government agencies	$12,805	$13,035	2.7%	2.83%	5.21
Corporate bonds	70,059	69,658	14.7%	5.00%	5.23
State and political subdivisions—tax exempt	10,849	11,337	2.4%	3.31%	4.07
State and political subdivisions—taxable	528	545	0.1%	3.92%	3.07
Mortgage-backed securities—residential issued by government sponsored entities	378,264	380,559	80.1%	2.39%	4.13
Total	$472,505	$475,134	100.0%	2.81%	4.32

Contractual maturities of investment securities at September 30, 2016 and December 31, 2015 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
September 30, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$44,556	3.16%	$—	—%	$44,556	3.16%
State and political subdivisions—tax exempt					1,008	1.60%	6,661	1.82%	—	—%	7,669	1.79%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	597,433	2.19%	597,433	2.19%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,287	2.11%	—	—%	3,287	2.11%
Total	$—	—%	$—	—%	$1,008	1.60%	$54,504	2.93%	$597,433	2.19%	$652,945	2.25%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$11,650	2.81%	$—	—%	$11,650	2.81%
Corporate bonds	—	—%	30,046	5.06%	43,966	4.95%	—	—%	—	—%	74,012	5.00%
State and political subdivisions—tax exempt	—	—%	4,849	3.18%	4,681	3.91%	—	—%	—	—%	9,530	3.54%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	522	3.95%	—	—%	522	3.95%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	370,349	2.33%	370,349	2.33%
Total	$—	—%	$34,895	4.80%	$48,647	4.85%	$12,172	2.86%	$370,349	2.33%	$466,063	2.79%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$22,755	2.56%	$—	—%	$22,755	2.56%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	611,137	2.10%	611,137	2.10%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,437	2.26%	—	—%	3,437	2.26%
Total	$—	—%	$—	—%	$—	—%	$26,192	2.52%	$611,137	2.10%	$637,329	2.11%
Held-to-maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$12,805	2.83%	$—	—%	$12,805	2.83%
Corporate bonds	—	—%	15,059	4.75%	55,000	5.07%	—	—%	—	—%	70,059	5.00%
State and political subdivisions—tax exempt	—	—%	4,098	3.15%	6,751	3.41%	—	—%	—	—%	10,849	3.31%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	528	3.92%	—	—%	528	3.92%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	378,264	2.39%	378,264	2.39%
Total	$—	—%	$19,157	4.40%	$61,751	4.88%	$13,333	2.87%	$378,264	2.39%	$472,505	2.81%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at September 30, 2016 or December 31, 2015.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of September 30, 2016, our core deposits, which we define as demand deposits, savings and money market accounts, excluding brokered, increased by $276.6 million as compared to December 31, 2015. The increase was mainly the result of the Company's continued focus on growing low-cost core deposits. The average contractual rate on core deposits increased to 0.19% at September 30, 2016, from 0.16% at December 31, 2015.
Time deposit balances declined by $78.5 million during the nine months ended September 30, 2016. At September 30, 2016, our wholesale time deposits declined by $76.1 million, while retail time deposits decreased by $2.4 million as compared to December 31, 2015. The average contractual rate on time deposits increased to 0.99% from 0.96% at December 31, 2015. The total cost of deposits increased to 0.42% from 0.41% for the nine months ended September 30, 2016 and December 31, 2015.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016			December 31, 2015			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest bearing demand	$1,207,800	20.0%	—%	$1,121,160	19.1%	—%	$86,640	7.7%
Interest bearing demand	1,463,520	24.3%	0.20%	1,382,732	23.6%	0.19%	80,788	5.8%
Savings	401,205	6.6%	0.20%	418,879	7.1%	0.22%	(17,674)	(4.2)%
Money market	1,166,918	19.3%	0.36%	1,040,086	17.7%	0.29%	126,832	12.2%
Total core deposits	4,239,443	70.3%	0.19%	3,962,857	67.6%	0.16%	276,586	7.0%
Brokered money market	125,030	2.1%	0.65%	150,035	2.6%	0.55%	(25,005)	(16.7)%
Customer time deposits	1,377,081	22.8%	0.98%	1,379,525	23.5%	1.03%	(2,444)	(0.2)%
Wholesale time deposits	291,703	4.8%	1.03%	367,793	6.3%	0.72%	(76,090)	(20.7)%
Total time deposits	1,668,784	27.7%	0.99%	1,747,318	29.8%	0.96%	(78,534)	(4.5)%
Total deposits	$6,033,257	100.0%	0.42%	$5,860,210	100.0%	0.41%	$173,047	3.0%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	September 30, 2016		December 31, 2015
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand	$1,188,771	—%	$1,105,553	—%
Interest bearing
Interest bearing demand	1,444,305	0.21%	1,338,766	0.17%
Savings	404,187	0.20%	464,840	0.22%
Money market	1,225,743	0.37%	979,650	0.26%
Time deposits (1)	1,613,502	0.98%	1,574,100	0.92%
Total deposits	$5,876,508	0.41%	$5,462,909	0.37%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by maturity and deposit amount:

(Dollars in thousands)	September 30, 2016
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of Less than $100K	Total
Three or less	$108,264	$50,526	$158,790
Over three to six	116,376	54,214	170,590
Over six to twelve	393,301	225,782	619,083
Over twelve	416,520	303,801	720,321
Total time deposits	$1,034,461	$634,323	$1,668,784

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
As of September 30, 2016 and December 31, 2015, we had 11.55% and 11.46% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net. Tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.
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

(Dollars in thousands)
	September 30, 2016	December 31, 2015
Total shareholders' equity	$1,029,841	$986,265
Less: goodwill and intangible assets	(146,810)	(149,622)
Tangible common equity	$883,031	$836,643
Total assets	$7,792,458	$7,449,479
Less: goodwill and intangible assets	(146,810)	(149,622)
Tangible assets	$7,645,648	$7,299,857
Tangible common equity ratio	11.55%	11.46%
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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars and shares in thousands, except per share amounts)
	September 30, 2016	December 31, 2015
Total shareholders' equity	$1,029,841	$986,265
Less: goodwill and intangible assets, net of taxes	(142,141)	(143,849)
Tangible book value	$887,700	$842,416
Common shares outstanding	43,235	43,143
Book value per share	$23.82	$22.86
Tangible book value per share	$20.53	$19.53
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of September 30, 2016, we had a Tier 1 leverage ratio of 12.9%, which provided us with $357.9 million in excess capital relative to our longer-term target of 8%. As of September 30, 2016, Capital Bank Corporation had a 10.5% Tier 1 leverage ratio, a 12.0% Tier 1 common capital ratio, a 12.0% Tier 1 risk-based ratio and a 12.7% Total risk-based capital ratio.
As of December 31, 2015, we had a Tier 1 leverage ratio of 12.7%, which provided us with $335.1 million in excess capital relative our longer-term planning target of 8%. As of December 31, 2015, Capital Bank Corporation had a 11.1% Tier 1 leverage ratio, a 12.9% Tier I common capital ratio, a 12.9% Tier 1 risk-based ratio and an 13.7% total risk-based capital ratio.

The minimum ratios along with the actual ratios for us and Capital Bank Corporation as of September 30, 2016 and December 31, 2015 are presented in the following tables:

(Dollars in thousands)			Actual
September 30, 2016	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2016	December 31, 2015
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	12.9%	12.7%
Bank	≥ 5.0%	≥ 4.0%	10.5%	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	13.3%	13.6%
Bank	≥ 6.5%	≥ 4.5%	12.0%	12.9%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	14.4%	14.7%
Bank	≥ 8.0%	≥ 6.0%	12.0%	12.9%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	15.1%	15.5%
Bank	≥ 10.0%	≥ 8.0%	12.7%	13.7%

	Actual
(Dollars in thousands)	September 30, 2016	December 31, 2015
CBF Consolidated
Tier 1 Leverage Capital	$943,390	$908,600
Excess Tier 1 Leverage Capital:
vs. 8% target	357,889	335,115
Capital Bank Corporation
Tier 1 Leverage Capital	781,015	793,722
Excess Tier 1 Leverage Capital:
vs. 8% target	187,599	221,304
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of September 30, 2016, our capital buffer would be 4.7%; well exceeding the 2.5% 2019 requirement.
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

Dividend Program
On October 19, 2016, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on November 22, 2016, to shareholders of record as of November 9, 2016.
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
As of September 30, 2016 and December 31, 2015, cash and liquid securities totaled 17.0% and 16.9% of assets, respectively, providing ample liquidity to support our existing bank franchise. As of September 30, 2016 and December 31, 2015, the ratio of wholesale to total funding was 18.7%, and 19.4%, respectively, which is below our policy limit of 25%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At September 30, 2016 and December 31, 2015, there were $575.8 million and $460.9 million, respectively, in FHLB advances outstanding. In addition, we had $15.4 million and $25.4 million in letters of credit outstanding as of September 30, 2016 and December 31, 2015, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $342.6 million and $416.9 million, respectively.
We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.
As of September 30, 2016 and December 31, 2015, our holding company had cash of approximately $138.3 million and $95.3 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The increase in cash was due to $64.2 million of dividend received from the Bank, offset by $4.4 million of common share buybacks and $12.9 million in dividends paid to shareholders during the nine months ended September 30, 2016.

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At September 30, 2016, approximately 54% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of less than five years. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At September 30, 2016, securities accounted for 14% of assets, and the effective duration of the portfolio was 3.2 years with limited extension risk to 4.2 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At September 30, 2016, core deposits accounted for 70% of total deposits, and checking balances accounted for 63% of core deposits.
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
Based upon the current interest rate environment, as of September 30, 2016, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$23,135	9.0%	$51,092	5.1%
200	16,358	6.4%	47,837	4.8%
100	8,524	3.3%	33,353	3.3%
—	—	—%	—	—%
(50)	(7,743)	(3.0)%	(33,086)	(3.3)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps and cash flow hedges. As of September 30, 2016, we were in compliance with all of the limits and policies established by our Board of Directors in predefined plus rate shocks and remained temporarily out of compliance in the minus 50 basis point proportional rate shocks. We continuously evaluate all balance sheet strategies to optimize the Company’s interest rate risk position and plan to take prudent and deliberate actions which we anticipate will moderate our asset sensitivity and move the Company back into compliance with the limits and policies established by our Board of Directors. As a component of these strategies, the Company has entered into $235.0 million of notional receive-fixed interest rate swaps during the nine months ended September 30, 2016.
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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 16, 2016, the Company entered into a settlement agreement to settle a purported class action litigation regarding the alleged improper assessment and collection of overdraft fees (the “Settlement Agreement”). The litigation was filed in the Chancery Court for Tennessee, 20th Judicial District, on February 1, 2011 against GreenBank (“GreenBank”) regarding activity that occurred between February 1, 2005 and June 30, 2011. The Company completed the acquisition of GreenBank on September 8, 2011. The Company agreed to the Settlement Agreement solely by way of compromise and settlement and to avoid further litigation expense. The Company’s agreement is not in any way an admission of liability, fault or wrongdoing by the Company or by GreenBank.

Pursuant to the terms of the Settlement Agreement, the Company will pay $1.5 million to settle the litigation which will be payable within fourteen days after preliminary court approval of the settlement. In addition, the Company agreed not to use debit re-sequencing, weekend and holiday high-to-low posting or weekend and holiday batch processing for a period of at least 36 months following final court approval of the settlement. The Company does not currently engage in such re-sequencing or batching process described above.
ITEM 1A: RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSERT
RAPIMAG

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Board Program
July 1-31	—	$—	—	$101,360,337
August 1-31	—	—	—	101,360,337
September 1-30	—	—	—	101,360,337
Total	—	$—	—	$101,360,337
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
During the three months ended September 30, 2016, the Company did not repurchase shares.
As of September 30, 2016, the Company has repurchased a total of $298.6 million or 12,644,660 common shares at an average price of $24.19 per share, and had $101.4 million remaining under the current board authorized stock repurchase program.
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

CAPITAL BANK FINANCIAL CORP.

Date:	October 28, 2016	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	October 28, 2016	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)