Form 10-K
period 2016-12-31
Capital Bank Financial Corp.
filed 2017-02-27
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
  (Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Voting Common Stock held by non-affiliates was $648.5 million.
On January 31, 2017, there were 34,929,168 shares of the Registrant's Class A Common Stock outstanding and 16,853,429 shares of the Registrant's Class B Non-Voting Common Stock outstanding.
Documents Incorporated By Reference: Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2016 fiscal year end are incorporated by reference into Part III of this report.

CAPITAL BANK FINANCIAL CORP.
FORM 10-K
For the fiscal year ended December 31, 2016

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank Corporation ("Capital Bank") loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, the Company’s geographic concentration in the southeastern region of the United States, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank technology and information systems. Additional factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A: Risk Factors. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
As used in this document, the terms “we,” “us,” “our,” “CBF,” and “Company” mean Capital Bank Financial Corp. and its subsidiaries (unless the context indicates another meaning); the term “Bank” or “Capital Bank” means Capital Bank Corporation, our wholly-owned banking subsidiary and its subsidiaries (unless the context indicates another meaning).

ITEM 1: BUSINESS
Our Company
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired eight depository institutions, including certain assets and certain deposits of three failed banks from the Federal Deposit Insurance Corporation (“FDIC”). We completed our eighth acquisition, CommunityOne Bancorp (“CommunityOne”) on October 26, 2016. We currently operate 196 branches in Florida, North and South Carolina, Tennessee, and Virginia. Through our branches, we offer a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
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
Our Chief Financial Officer, Christopher G. Marshall, has over 34 years of financial and managerial experience, including serving as Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC/Ally Bank, Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Mr. Marshall also served as Chief Financial Officer of Bank of America’s Consumer Products Group. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services.
Our Chief Credit Officer, R. Bruce Singletary, has over 36 years of experience, including 23 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region. Mr. Singletary then relocated to Florida to establish a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).
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
Our Acquisitions
Overview
Our banking operations commenced on July 16, 2010, when we purchased $1.2 billion of assets and assumed $960.1 million of deposits of three failed banks from the FDIC. We did not pay the FDIC a premium for the deposits of the failed banks. In connection with these acquisitions, we entered into loss sharing agreements with the FDIC covering approximately $796.1 million of outstanding loans balances and real estate of the failed banks that we acquired. Under the loss sharing agreements, the FDIC agreed to absorb 80% of all credit losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. On September 30, 2010, we invested $175.0 million in TIB Financial Corp. (“TIB Financial”), a publicly held financial services company that had total assets of $1.7 billion and operated 28 branches in southwest Florida and the Florida Keys. On January 28, 2011, we invested $181.1 million in Capital Bank Corporation (“Capital Bank Corp.”), a publicly held financial services company that had $1.7 billion in assets and operated 32 branches in central and western North Carolina. On September 7, 2011, we invested $217.0 million in Green Bankshares, Inc. (“Green Bankshares”), a publicly held financial services company that had $2.4 billion in assets and operated 63 branches across East and middle Tennessee in addition to one branch in each of Virginia and North Carolina. In addition, on October 1, 2012, we invested approximately $99.3 million in Southern Community Financial Corporation, a publicly held financial services company that had approximately $1.4 billion in assets and operated 22 branches in North Carolina. We have integrated seven acquired institutions and combined them all onto a single scalable processing platform. On October 26, 2016, we invested $340.5 million in CommunityOne Bancorp (“CommunityOne”), a publicly held financial services company that had $2.4 billion in assets and operated 45 branches in North Carolina. We expect to integrate CommunityOne during the first quarter of 2017.

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
On July 16, 2015, all non-single family FDIC loss sharing agreements expired. On March 18, 2016, the Bank entered into an agreement to terminate all existing loss share agreements with the FDIC effective January 1, 2016. All rights and obligations of the Bank and the FDIC under these FDIC loss share agreements have been resolved and terminated under this agreement.
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
This transaction gave us a strong presence in fast-growing North Carolina markets, including the Raleigh MSA, which, according to SNL Financial, has a projected population growth rate of approximately 8.2% between 2017 and 2022.
Green Bankshares, Inc.
On September 7, 2011, we invested $217.0 million in Green Bankshares, a publicly held bank holding company headquartered in Greeneville, Tennessee that had $2.4 billion in assets reported at the date of acquisition and operated 63 branches across East and middle Tennessee in addition to one branch in each of Virginia and North Carolina. Total assets at the date of acquisition included gross loans of $1.3 billion. Also, in connection with the investment, each existing Green Bankshares stockholder received one CVR per share that entitles the holder to receive up to $0.75 in cash per CVR at the end of a five-year period based on the credit performance of Green Bankshares’ existing loan portfolio. The GreenBank CVR expired on September 7, 2016 and based on portfolio losses exceeding the stipulated amount, there was no payout to CVR holders.
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
Southern Community Financial Corporation
On October 1, 2012, we completed the acquisition of all of the preferred and common equity interests in Southern Community Financial Corporation (“SCMF” or “Southern Community”), a publicly held bank holding company headquartered in Winston-Salem, North Carolina with approximately $1.4 billion in assets and 22 branches in Winston-Salem, the Piedmont Triad and other North Carolina markets. The consideration consisted of approximately $99.3 million in cash. Also, in connection with the acquisition, each common shareholder of SCMF received one CVR per share that entitled the holder to receive up to $1.30 in cash per share at the end of a five-year period based on the credit performance of SCMF’s existing loan portfolio. As of December 31, 2015, we had accrued $17.4 million related to these CVRs.
On March 16, 2015, we announced the early redemption of the CVRs issued to former shareholders of SCMF. The Company redeemed all related CVRs on or before March 31, 2015 at a price of $1.00 per CVR and each CVR holder who delivered consent prior to the March 13, 2015 expiration date received an additional payment of $0.03 per CVR, for a total payment of $17.2 million.
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
CommunityOne Bancorp

On November 22, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CommunityOne, pursuant to which CommunityOne will merge with and into CBF on the terms and subject to the conditions set forth in the CommunityOne Merger Agreement (the “Merger”). Under the terms of the Merger Agreement, CommunityOne shareholders were entitled to receive as merger consideration, subject to proration, either (i) $14.25 in cash, without interest or (ii) 0.43 shares of our Class A common stock, with 85% of the shares of CommunityOne common stock to be converted into stock consideration and 15% of the shares of CommunityOne common stock to be converted into cash consideration. The Merger closed on October 26, 2016.

CommunityOne was a bank holding company headquartered in Charlotte, North Carolina and incorporated in 1984 under the laws of the State of North Carolina. CommunityOne offered a complete line of consumer, mortgage and business banking services, including loan, deposit, treasury management, online and mobile banking services, as well as wealth management and trust services, to individual and small and middle market businesses through 45 financial centers located throughout central, southern and western North Carolina. CommunityOne defined its market as communities located in North Carolina, as well as adjoining markets in South Carolina and Virginia.

The CommunityOne transaction resulted in us acquiring assets with an estimated fair value at the date of acquisition of $2.4 billion, including $1.5 billion of loans and $0.5 million of investment securities. We also assumed liabilities with a reported carrying value of $2.0 billion, including $1.9 billion of deposits and $0.1 billion of other borrowings. For more information on fair values related to the Merger, refer to Note 3. Business Combinations and Acquisitions.
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
Efficiency and Cost Savings
Another key element of our strategy is to operate efficiently by carefully managing our cost structure and taking advantage of economies of scale afforded by our acquisitions. We have been able to reduce salary expense by consolidating duplicative operations of the acquired banks and streamlining management. We plan to further improve efficiency by boosting the productivity of our sales force through our focus on accountability and through selective hiring of experienced loan officers with existing books of business.

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
Our executive management team has demonstrated success not only in acquiring financial institutions and combining them onto a common platform, but also in managing the integration of those financial institutions. Our management team develops integration plans prior to the closing of a given transaction that allow us to (1) reorganize the acquired institution’s management team under our line of business model immediately after closing; (2) implement our credit, risk and interest rate risk management, liquidity and compliance and governance policies and procedures; and (3) integrate our target’s technology and processing systems rapidly. Using this process, we have already integrated credit and operational policies across each of our acquisitions. We reorganized the management of the Failed Banks within three months of closing, and we merged their core processing systems with TIB Financial’s platform within six months. We also fully integrated Capital Bank Corp. in July 2011, Green Bankshares in February 2012, Southern Community in November 2012, and we expect to integrate CommunityOne during the first quarter of 2017.
Sound Risk Management
Sound risk management is an important element of our commercial and consumer bank business model. Our risk management framework seeks to identify, assess and mitigate risk and minimize any resulting losses. Under this framework, we have implemented processes to identify measure, monitor, and report and analyze the types of risk to which we are subject. Such risks include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk. Our credit risk policy, which has been implemented across our organization, establishes prudent underwriting guidelines, limits portfolio concentrations by geography and loan type and incorporates an independent loan review function. Our Chief Credit Officer has also created a special assets division. This team’s responsibility is to resolve or dispose of legacy problem assets using a detailed process which takes into account borrower repayment capacity, available guarantees, collateral and other factors. We believe our risk management policies establish restrictions on interest rate risk, and conservative regulatory capital ratio and liquidity targets (including contingency planning), limitations on wholesale funding (including brokered CDs), holding company debt and advances from the Federal Home Loan Bank of Atlanta (which we refer to as the “FHLB”).

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

•
Growth-Oriented Business Model. Our executive management team seeks to foster a strong sales culture with a focus on developing key client relationships, including direct participation in sales calls, and through regular reporting and accountability while emphasizing risk management. Our executive management and line of business executives monitor performance on a quarterly, monthly, weekly and in some cases daily basis. We have an integrated, scalable core processing platform and centralized credit, finance and technology operations that we believe will support future growth.

•
Highly Skilled and Disciplined Acquirer. We executed and integrated six acquisitions successfully in just 18 months and we executed a seventh during the second half of 2012. We integrated our first four investments into a common core processing platform within six months, the fifth in July 2011, the sixth in February 2012 and the seventh in November 2012. We expect to complete integration of CommunityOne during the first quarter of 2017. We believe our track record of completing and integrating transactions quickly has helped us negotiate transactions on more economically favorable terms.

•
Reduced-Risk Legacy Portfolio. Our acquired loan portfolios have been marked-to-market with the application of the acquisition method of accounting, meaning that the carrying value of these assets at the time of their acquisitions reflected our estimate of lifetime credit losses.

•
Excess Capital and Liquidity. As a result of our private placements and the capital we raised in our initial public offering as well as the disciplined deployment of capital, we have ample capital with which to make acquisitions. As of December 31, 2016, we had an 10.6% tangible common equity ratio (which is a non-GAAP measure used by certain regulators, financial analysts and others to measure core capital strength) and a 12.2% Tier 1 leverage ratio, which provided us with $380.7 million in excess capital relative to our long-term planning target of 8%. As of December 31, 2016, Capital Bank, had an 11.2% Tier 1 leverage ratio, a 12.4% Tier 1 common capital ratio, a 12.4% Tier 1 risk-based capital ratio, and a 12.9% total risk-based capital ratio. As of December 31, 2016, we had cash and securities equal to 17.0% of total assets, which provides ample liquidity to support our existing banking franchises. Further, our investment portfolio consists primarily of U.S. agency-guaranteed mortgage-backed securities, which have limited credit or liquidity risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity” for a discussion of the use of the tangible common equity ratio in our business and the reconciliation of the tangible common equity ratio.

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

Our Market Area
We view our market area as the southeastern region of the United States. Our eight acquisitions have established a footprint defined by the Miami-Raleigh-Nashville triangle, which includes the Carolinas, Southwest Florida (Naples), Southeast Florida (Miami-Dade and the Keys) and Central and Western Tennessee. These markets include a combination of large and fast-growing metropolitan areas that we believe will offer us opportunities for organic loan and deposit growth. According to SNL Financial, the Raleigh MSA has approximately 8.2% growth projected between 2017 and 2022. Similarly, the Nashville MSA is projected to grow by 7.0%. The Miami MSA is already considered a large metropolitan area with a population in excess of 6.1 million. Approximately 59% of our current branches are located in our target MSAs. The following table highlights key demographics of our target market areas:

Target Metropolitan Statistical Area	No. of Branches	December 31, 2016 Total Deposits (1)	2017 Total Population (Actual)(1)*	2017-2022 Projected Population Growth*
Raleigh, NC	12	$1,040,562	1,305	8.2%
Charlotte-Concord-Gastonia, NC-SC	16	674,250	2,486	7.2
Hickory-Lenoir-Morganton, NC	13	605,731	364	1.5
Nashville-Davidson--Murfreesboro--Franklin, TN	19	591,200	1,882	7.0
Greensboro-High Point, NC	12	519,148	761	4.4
Key West, FL	9	497,519	78	5.4
Miami-Fort Lauderdale-West Palm Beach, FL	11	486,497	6,131	6.7
Winston-Salem, NC	10	419,756	665	3.8
Cape Coral-Fort Myers, FL	7	311,451	721	8.7
Burlington, NC	6	293,273	160	4.7
Target MSAs(2)	115	5,439,387	14,553	5.8
CBF Consolidated(2)	196	7,880,628	22,389	5.3
National Aggregate			325,139	3.8

*	Source: SNL Financial.

(1)	In thousands.

(2)	Population growth and median household income metrics are deposit weighted by MSA.
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
In addition, our commercial lending teams coordinate with personnel in our consumer bank business line to provide personal loans and other services to the owners, managers and employees of the Bank’s commercial clients. At December 31, 2016, total commercial loans were $4.5 billion (or 61% of our total loan portfolio). Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Our commercial lending teams offer a wide range of commercial loan products, including:

•	owner occupied and non-owner occupied commercial real estate;

•	construction;

•	working capital loans and lines of credit;

•	demand, and time loans; and

•	equipment, inventory and accounts receivable financing.
During 2016, we originated $1.1 billion of new commercial loans. Our commercial lending teams also seek to gather core deposits from commercial customers in connection with extending credit. In addition to business demand, savings and money market accounts, we also provide specialized cash management services and deposit products.

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
We seek to differentiate our consumer bank business line from competitors through the personalized service offered by our branch managers, customer service representatives, tellers and other staff. We offer various services to meet the needs of our customers, including checking, savings and money market accounts, certificates of deposit and debit and credit cards. Our products are designed to foster relationships by rewarding customers for desirable activities such as debit card transactions, e-statements and direct deposit. In addition to traditional products and services, we offer competitive technology in Internet banking services. Consumer loan products we offer include:

•	home equity loans and lines of credit;

•	residential first lien mortgages;

•	second lien mortgages;

•	new and used auto loans;

•	new and used boat loans;

•	credit cards;

•	overdraft protection; and

•	unsecured personal credit lines.
Branch managers and their staff are charged with growing core deposits and are expected to conduct outbound telephone campaigns, generate qualified referrals, collaborate with business partners in the commercial lending teams and evaluate, and make informed decisions with respect to, existing and prospective customers.
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
Trust and Investment Management
We offer trust and wealth management services to affluent clients, business owners and retirees, with a focus on building new relationships and expanding existing relationships to grow deposits, loans and fiduciary and investment management fee income. Through wealth management, we offer investment accounts providing access to a wide range of mutual funds, annuities and other financial products.
Lending Activities
We originate a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes, loans to municipalities and loans for new and used cars and boats. A significant portion of our loan portfolio is related to real estate. As of December 31, 2016, loans collateralized by real estate totaled $5.3 billion (or 72% of our total loan portfolio). The economic trends in the regions we serve are influenced by the industries within those regions. Consistent with our emphasis on being a community-oriented financial institution, most of our lending activity is with customers located in and around counties in which we have banking offices.
As of December 31, 2016, our owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential mortgage loans and commercial and industrial loans represented 17.8%, 15.3%, 23.2% and 19.8%, respectively, of our $7.4 billion loan portfolio.
We use a centralized risk management process to ensure uniform credit underwriting that adheres to our loan policies as approved annually by our Board of Directors. Lending policies are reviewed on a regular basis to confirm that we are prudent in setting underwriting criteria. Credit risk is managed through a number of methods, including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans and coding of all loans by purpose, class and collateral type. We seek to focus on underwriting loans that lead to a balanced, diversified portfolio. At December 31, 2016, all commercial loans totaled $4.5 billion.
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
A key component of our growth strategy is to grow our loan portfolio by originating high-quality commercial and consumer loans, with a lesser emphasis on non-owner occupied real estate loans, which comply with our conservative credit policies and that produce revenues consistent with our financial objectives. In 2016, we had new loans of $1.7 billion, partially offset by $0.1 billion of resolutions and $1.3 billion of principal repayments.
In addition, until the fourth quarter of 2015, we operated an indirect prime auto lending business which originated loans for new and used cars through relationships with dealers in southwest and southeast Florida, the Florida Keys, and Tennessee. Loans were approved subject to review of FICO credit scores, vehicle age, and loan-to-value ratio. We set pricing for loans based on credit score, vehicle age, and loan term. During the fourth quarter of 2015, we stopped taking applications for new indirect prime loans. As of December 31, 2016, we had $223.4 million of indirect prime auto loans.
Deposits
Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. Deposits are attracted principally from clients within our branch network through the offering of a wide selection of deposit instruments to individuals and businesses, including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. We are focused on reducing our reliance on high-cost certificates of deposit as a source of funds by replacing them with low-cost deposit accounts. Deposit account terms vary with respect to the minimum balance required; the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding and (4) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relatively low cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other services. In addition, we gather a portion of our deposit funding through brokered deposits. At December 31, 2016, total deposits were $7.9 billion of which $7.4 billion (or 94%) were customer sourced deposits and $504.5 million (or 6%) were brokered deposits. At December 31, 2016, our core deposits of $5.7 billion (total deposits less time deposits and brokered money market deposits) consisted of $1.6 billion of non-interest checking accounts, $1.9 billion of interest bearing demand accounts, $497.2 million of savings accounts and $1.7 billion of money market deposits. For the foreseeable future, we remain focused on retaining and growing a strong deposit base and transitioning certain of our customers to low-cost banking services as high-cost funding sources, such as high-interest certificates of deposit, mature.
Marketing
Our marketing activities support all of our products and services described above. Historically, most of our marketing efforts have supported our real estate mortgage, commercial and consumer banking businesses. Our marketing strategy aims to:

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
Employees
At December 31, 2016, we had approximately 1,671 full-time employees and 111 part-time employees. None of our employees are parties to a collective bargaining agreement.
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

SUPERVISION AND REGULATION
The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of the Company and its subsidiaries. Investors should understand that the primary objective of the U.S. bank regulatory regime is the protection of depositors and consumers and maintaining the stability of the U.S. financial system, and not the protection of stockholders.
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
Capital Bank was originally formed as NAFH National Bank for the purpose of completing the acquisition of the Failed Banks. On April 29, 2011, we combined TIB Financial’s banking subsidiary, TIB Bank, with NAFH National Bank in an all-stock transaction. On June 30, 2011, we combined Capital Bank Corp.’s banking subsidiary, Capital Bank, with NAFH National Bank in an all-stock transaction and, simultaneously with the consummation of the transaction, changed the name of NAFH National Bank to Capital Bank, National Association. On September 7, 2011, we combined Green Bankshares’ banking subsidiary, GreenBank, with Capital Bank in an all-stock transaction. In October 2012, we merged Southern Community Bank and Trust, the wholly-owned bank subsidiary of Southern Community Financial, with and into

Capital Bank, N.A. On November 17, 2015, we converted from a national association to a North Carolina state-charted bank following the approval of an application with the NCCOB and FDIC and subsequently changed the Bank's name to Capital Bank Corporation. On October 26, 2016, we combined CommunityOne Bancorps’ banking subsidiary, CommunityOne, with Capital Bank in a stock and cash transaction.

OCC Operating Agreement
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

Broad Supervision and Enforcement Powers
A principal objective of the U.S. bank regulatory regime is to protect depositors by ensuring the financial safety and soundness of banks and other insured depository institutions. To that end, the Federal Reserve, FDIC, and NCCOB have broad supervisory and enforcement authority with regard to bank holding companies and banks, including the power to conduct examinations and investigations, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. The CFPB similarly has broad regulatory supervision and enforcement authority with regard to consumer protection matters affecting us or our subsidiaries.
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
Limits on Transactions with Affiliates
Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank. For a bank, capital stock and surplus refers to Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus any portion of the allowance for credit losses excluded from Tier 2 capital. The bank’s transactions with any one affiliate and with all of its affiliates in the aggregate, are limited to 10% and 20%, respectively, of the foregoing capital. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank and the types of permissible collateral may be limited.
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
Depositor Preference
The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If our insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.
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

On August 24, 2010, Capital Bank entered into the OCC Operating Agreement, which in certain circumstances restricted Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions. The OCC Operating Agreement was terminated on August 31, 2015. Subsequent to receiving approval from the OCC, the Company received dividends from the Bank totaling $5.7 million, $64.2 million, $199.4 million, $56.0 million and $105.0 million on October19,2016, June 1, 2016, January 30, 2015, July 15, 2014 and September 24, 2013, respectively. The Company may use these dividends for general corporate purposes including acquisitions or as a return of capital to shareholders through future share repurchases or dividends.

The Company's board of directors approved a quarterly common dividend program commencing with a cash dividend of $0.12 per share paid during the fourth quarter of 2016. Subsequent to year end, the Company declared a cash dividend of $0.12 per share which was paid on February 22, 2017, to shareholders of record as of February 8, 2017.
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

1.25% for 2017; 1.875% for 2018; and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2016, our capital conservation buffer would be 6.0% exceeding the 2.5% 2019 requirement.
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. As of December 31, 2016, our regulatory capital ratios and those of Capital Bank exceeded the levels established for “well-capitalized” institutions under the new requirements.
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
As noted above, the Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The following items briefly describe some of the key provisions of the Dodd-Frank Act not previously discussed:

•
Corporate Governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw back policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

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
Our prior acquisitions should be viewed in the context of the opportunities available to us at that time as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in attractive asset acquisition opportunities. We may prove to be unable to execute our growth strategy, which could impact our future earnings, reputation and results of operations. We have completed the process of integrating seven of the acquired banking platforms into a single unified operating platform (the Failed Banks, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial). We expect to complete our integration of CommunityOne, during the first quarter of 2017.
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
Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in the southeastern region of the United States. We operate branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of December 31, 2016, 35% of our loans were in North Carolina, 31% were in Florida, 23% were in Tennessee, and 11% were in South Carolina. Deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, we and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.
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
As a result of our recent acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Our interest income, interest expense and net interest margin (which were equal to $297.7 million, $34.4 million and 3.63%, respectively, in 2016) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest-bearing liabilities and our non-interest income (which totaled $43.9 million in 2016) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. If our assumptions are incorrect or the regulatory agencies to whom we report require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.
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
The overall ratio of non-performing loans to total loans declined from 11.12% as of December 31, 2010 to 1.0% as of December 31, 2016. This decline is due primarily to resolution of problem loans coupled with the increased proportion of loans originated by us under our credit policies and underwriting standards and the lower relative proportion of non-performing loans we acquired through our acquisitions. Non-performing loans include loans classified as non-accrual as well as loans which may be contractually past due 90 or more days but are still accruing interest either because they are well secured and in the process of collection or because they are accounted for according to accounting guidance for acquired impaired loans and accreting PCI loans < 90 days with expected cash flows less than contractual. Criticized and classified loans, which management seeks to resolve, totaled $232.2 million as of December 31, 2016. If management is unable to effectively resolve these loans, they could have a material adverse effect on our consolidated results of operations.
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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2016, approximately 72% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected.
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
As of December 31, 2016, C&D loans totaled $467.7 million (or 6.3% of our total loan portfolio), of which $140.0 million was for construction and/or development of residential properties and $327.6 million was for construction/development of commercial properties. As of December 31, 2016, non-performing C&D loans totaled $17.2 million.
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
As of December 31, 2016, our non-owner occupied commercial real estate loans totaled $1.1 billion (or 15.3% of our total loan portfolio). As of December 31, 2016, non-performing non-owner occupied commercial real estate loans totaled $4.4 million.
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
As of December 31, 2016, our commercial business loans totaled $2.8 billion (or 37.7% of our total loan portfolio). Of this amount, $1.3 billion was secured by owner-occupied real estate and $1.5 billion was secured by business assets. As of December 31, 2016, our non-performing commercial business loans totaled $26.2 million.
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
Non-performing loans totaled $75.1 million as of December 31, 2016. We maintain an allowance for loan and lease losses with respect to loans we originate, which is a reserve established through a provision for loan and lease losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management team through periodic reviews. As of December 31, 2016, the ratio of our allowance to nonperforming loans was 57.3%.
The application of the acquisition method of accounting to our completed acquisitions impacted our allowance for loan and lease losses. Under the acquisition method of accounting, all loans were recorded in our financial statements at their fair value at the time of their acquisition and the related allowance for loan and lease loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. We may in the future determine that our estimates of fair value are too high, in which case we would provide for additional loan losses associated with the acquired loans. As of December 31, 2016, the allowance for loan and lease losses on purchased credit impaired (“PCI”) loan pools totaled $23.0 million.
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
We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of our operations is referred to as “other real estate owned” or “OREO” property. At December 31, 2016, we had $53.5 million of OREO. OREO balances have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in our statement of operations. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2016, approximately 89% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of December 31, 2016, the fair value of our investment securities portfolio was approximately $1.4 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, we have historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, we may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
We have a significant deferred tax asset that may not be fully realized in the future.
Our net deferred tax asset totaled $150.3 million as of December 31, 2016, of which $31.4 million was excluded from Tier 1 Capital. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitations of Section 382 of the Internal Revenue Code. If our estimates and assumptions about future taxable income are not accurate, the value of our deferred tax asset may not be recoverable and may result in a valuation allowance that would impact our earnings. Furthermore, changes to tax legislation could have an impact on the Company's ability to recognize the full deferred tax asset and may result in a valuation allowance that would impact earnings.
If we are unable to maintain sufficient liquidity, we may not be able to meet the cash flow requirements of our depositors and borrowers.
Liquidity is important to our business as our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Further deterioration in the credit markets or market liquidity could present significant challenges in the management of our liquidity and could adversely affect our business, results of operations and prospects. For example, if as a result of a sudden decline in depositor confidence resulting from negative market conditions, a substantial number of bank customers tried to withdraw their bank deposits simultaneously; our liquidity may not be able to cover the withdrawals.

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
We expect to depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong deposit base. It may prove harder to maintain and grow our deposit base than would otherwise be the case. We are also working to transition certain of our customers to lower cost traditional banking services as higher cost funding sources, such as high interest certificates of deposit, mature. There may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings or investment products or continue their business with us, which could adversely affect our operations. In addition, customers remain concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with us is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if we are able to grow and maintain our deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments (or similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.
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
On October 26, 2016, we completed our Merger with CommunityOne. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our businesses with CommunityOne’s business in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of other key employees, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our Class A common stock. If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any Merger of financial institutions, there also may be business disruptions that cause us and/or CommunityOne to lose customers or cause customers to remove their accounts from us and/or CommunityOne and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of us and CommunityOne during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated. The Merger has also been subject to litigation, which has been settled subject to court approval. There can be no assurance that the settlements will be approved by the courts. For a further discussion of the litigation related to the Merger, see Item 3 Legal Proceedings.
Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.
We intend to complement and expand our business by pursuing strategic acquisitions of banks and other financial institutions. Generally, any acquisition of target financial institutions or assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC, NCCOB and the FDIC, as well as state banking regulators. In acting on such applications of approval, federal banking regulators consider, among other factors:

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
The success of future transactions will depend, in part, on our ability to successfully combine the target financial institution’s business with our existing banking business. As with any acquisition involving financial institutions, there may be business disruptions that result in the loss of customers or cause customers to remove their accounts and move their business to competing banking institutions. It is possible that the integration process could result in additional expenses in connection with the integration processes and the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts, including integration of the target financial institution’s systems into our systems may divert our management’s attention and resources, and we may be unable to develop, or experience prolonged delays in the development of, the systems necessary to operate our acquired banks, such as a financial reporting platform or a human resources reporting platform. If we experience difficulties with the integration process, the anticipated benefits of any future transaction may not be realized fully or at all or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes or expected cost projections, or at all. We may also not be able to preserve the goodwill of the acquired financial institution.
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
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
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
Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented. Some of these regulations are complete and others have been proposed by the applicable federal agencies. The Company expects to exceed $10 billion in assets during 2017, subjecting it to additional regulation in 2018. As such, our results of operations may be materially impacted by additional costs to comply with these additional regulations. In addition, we will be subject to the Durbin Amendment promulgated under the Dodd-Frank Act. Under the Durbin Amendment, interchange fees for debit card transactions are capped at $0.21 plus five basis points. This limitation on interchange fees will adversely impact our results of operations.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purpose of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in-over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2016, our capital conservation buffer would be 6.0%; exceeding the 2.5% 2019 requirement.
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
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be negatively interpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities
Our ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.
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
Certain provisions of our certificate of incorporation may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management. In addition, Delaware law may inhibit takeovers of us and could limit our ability to engage in certain strategic transactions our Board of Directors believes would be in the best interests of stockholders.
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
We currently lease approximately 418,497 square feet of office and operations space in Florida, North Carolina, South Carolina and Tennessee. We operate 32 branches in Florida, 96 in North Carolina, 11 in South Carolina, 56 in Tennessee and one in Virginia. Of these branches, 43 were leased and the rest were owned. Management believes the terms of the various leases are generally consistent with market standards and were arrived at through arm’s-length bargaining.

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

On April 1, 2016, the parties to the Consolidated WDNC Action filed with the Court a memorandum of understanding in which the parties agreed on the terms of a settlement of those lawsuits. In connection with the settlement, CommunityOne made certain supplemental disclosures related to the merger on April 6, 2016. Following the completion of confirmatory discovery, the parties to the Consolidated WDNC Action entered into a stipulation of settlement dated January 31, 2017. The stipulation of settlement in the Consolidated WDNC Action was submitted to the court for preliminary approval on February 17, 2017.

On April 4, 2016, the parties to the Garfield Action reached an agreement in principle regarding the settlement of the Garfield Action and entered into a stipulation of settlement. In connection with the settlement, Capital Bank Financial made certain supplemental disclosures related to the merger on April 6, 2016. Following the completion of confirmatory discovery, the stipulation of settlement in the Garfield Action was submitted to the court for preliminary approval on February 3, 2017.

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

On November 10, 2016, in a case captioned Prosperity-Heath, LLC, et al. vs. Capital Bank, N.A., Civil Action No. 2014 CVS 12773, Mecklenburg County Superior Court, after a bench trial, the plaintiffs were awarded $384,350 in compensatory damages. Under the North Carolina Unfair and Deceptive Trade Practices Act, the court trebled the damages to $1,153,051.30, with interest to be added. The action stems from the Company’s efforts to foreclose and obtain a deficient judgment from the borrower and guarantors. The Company believes it has several grounds for appeal and on December 8, 2016, the Bank filed a Notice of Appeal.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “CBF” since September 20, 2012. There is no public trading market for our Class B non-voting common stock and it is not listed on any stock exchange. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ Global Select Market:

	2016		2015
Quarter Ended	High	Low	High	Low
March 31,	$31.98	$27.12	$28.33	$23.41
June 30,	32.24	28.28	30.50	26.65
September 30,	32.31	27.71	32.60	27.92
December 31,	40.00	29.22	35.95	28.73

On December 31, 2016, the closing price per share of our Class A common stock on the NASDAQ Global Select Market was $39.25. As of December 31, 2016, there were approximately 4,658 holders of record for our Class A common stock and approximately 10 holders of record for our Class B non-voting common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners and whose shares are held in street name by brokers or other nominees.

In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement, which in certain circumstances restricted Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions. The OCC Operating Agreement was terminated on August 31, 2015. Subsequent to receiving approval from the OCC, the Company received dividends from the bank totaling $5.7 million, $64.2 million, $199.4 million, $56.0 million and $105.0 million on October 19,2016, June 1,2016, January 30, 2015, July 15, 2014 and September 24, 2013, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.

On November 16, 2015, the Company's board of directors approved a quarterly dividend program commencing with a cash dividend of $0.10 per share paid on November 16, 2015 to shareholders of record as of November 2, 2015. On October 19, 2016, the Company increased the quarterly dividend by $0.02 to $0.12 per share payable on November 22, 2016, to shareholders of record as of November 9, 2016.

Subsequent to year end, the company declared a cash dividend of $0.12 per share which was paid on February 22, 2017, to shareholders of record as of February 8, 2017.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation - Long-Term Incentive Plan Information” of our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated herein by reference.

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

Capital Bank Financial Corp.

Total Return Performance
Capital Bank Financial Corp.
NASDAQ Composite
SNL Mid Cap U.S. Bank
Index Value
250
200
150
100
50
09/19/12
12/31/12
12/31/13
12/31/14
12/31/15
12/30/16

Index	*Period Ending*					
	09/19/12	**12/31/12**	**12/31/13**	**12/31/14**	**12/31/15**	**12/30/16**
Capital Bank Financial Corp.	100.00	94.83	126.39	148.89	178.20	221.75
NASDAQ Composite	100.00	95.33	133.58	153.27	163.95	178.48
SNL Mid Cap U.S. Bank	100.00	96.48	143.33	146.00	157.16	218.22

Source : SNL Financial, an offering of S&P Global Market Intelligence

© 2017

www.snl.com

Share Repurchases
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	—	$—	—	$101,600,188
November 1-30	395,103	34.79	395,103	87,617,269
December 1-31	—	—	—	87,617,269
Total	395,103	$34.79	395,103	$87,617,269
Through 2016, the Company’s Board of Directors authorized stock repurchase plans of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
During the year ended December 31, 2016, the Company repurchased $18.1 million, or 543,403 common shares at an average price of $33.37 per share. As of December 31, 2016, the Company has repurchased a total of $312.4 million or 12,739,763 common shares at an average price of $24.52 per share, and had $87.6 million of remaining availability under the then current stock repurchase program. Additionally, on July 15, 2016, the Company issued 300,000 class B non-voting shares in exchange for 300,000 treasury shares.

ITEM 6: SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial information. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this report.
The selected historical consolidated financial information in the following tables as of and for the years ended December 31, 2016, 2015, and 2014, include our results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial, as well as the results of CommunityOne subsequent to October 26, 2016. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2012 includes our results, including First National Bank, Metro Bank, Turnberry Bank, TIB Financial, Capital Bank Corp., Green Bankshares and Southern Community Financial, subsequent to October 1, 2012.
Because substantially all of our business is composed of acquired operations and because the operations of each acquired business were substantially changed in connection with its acquisition, our results of operations for the year ended December 31, 2012 reflect different operations in different periods (or portions of periods) and therefore cannot be meaningfully compared. In addition, results of operations for these periods reflect, among other things, the acquisition method of accounting. Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on our consolidated balance sheet at their estimated fair values as of the dates of acquisition. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Banks and of TIB Financial, Capital Bank Corp., Green Bankshares, Southern Community Financial and CommuntyOne.

(Dollars in thousands)	As of or for the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Summary Results of Operations
Interest and dividend income	$297,726	$271,628	$270,782	$293,756	$294,280
Interest expense	34,398	27,499	24,722	30,181	39,056
Net interest income	263,328	244,129	246,060	263,575	255,224
Provision (reversal) for loan and lease losses	5,113	2,346	(589)	14,118	24,491
Net interest income after provision for loan and lease losses	258,215	241,783	246,649	249,457	230,733
Non-interest income	43,874	42,298	43,807	52,966	62,708
Non-interest expense	212,998	198,251	208,847	236,209	259,958
Income before income taxes	89,091	85,830	81,609	66,214	33,483
Income tax expense (benefit)	30,927	31,109	30,691	27,370	(21,542)
Net income before attribution of noncontrolling interests	58,164	54,721	50,918	38,844	55,025
Net income attributable to noncontrolling interests	—	—	—	—	4,534
Net income attributable to Capital Bank Financial Corp.	$58,164	$54,721	$50,918	$38,844	$50,491

Earnings per share:
Basic	$1.30	$1.21	$1.05	$0.74	$1.06
Diluted	$1.28	$1.18	$1.02	$0.73	$1.04

Weighted average shares outstanding:
Basic	44,620	45,259	48,610	52,614	47,779
Diluted	45,513	46,479	49,869	53,493	48,337

Summary Balance Sheet Data
Cash and cash equivalents	$309,055	$144,696	$188,135	$164,441	$734,874
Investment securities	1,380,000	1,112,847	995,265	1,156,887	1,006,744
Loans held for sale	12,874	10,569	5,516	8,012	11,276
Loans receivable:
Non-covered by FDIC loss sharing agreements	7,393,318	5,548,645	4,797,056	4,258,661	4,324,204
Covered by FDIC loss sharing agreements	—	73,502	197,647	285,356	400,010
Less: Allowance for loan and lease losses	43,065	45,034	50,211	56,851	57,262
Loans, net	7,350,253	5,577,113	4,944,492	4,487,166	4,666,952
Other real estate owned	53,482	52,776	77,626	129,396	154,093
FDIC indemnification asset	—	6,725	16,762	33,610	49,417
Receivable from FDIC	—	678	3,661	7,624	8,486
Goodwill and intangible assets, net	268,870	149,622	153,419	155,352	160,623
Other assets	556,123	394,453	446,534	475,073	514,488
Total Assets	$9,930,657	$7,449,479	$6,831,410	$6,617,561	$7,306,953

Deposits	7,880,628	5,860,210	5,255,100	5,185,063	5,872,868
Federal Home Loan Bank advances	545,701	460,898	296,091	96,278	1,460
Borrowings	135,613	98,187	163,088	163,411	221,938
Accrued expenses and other liabilities	76,668	43,919	53,557	60,021	55,344
Total liabilities	8,638,610	6,463,214	5,767,836	5,504,773	6,151,610
Total shareholders’ equity	1,292,047	986,265	1,063,574	1,112,788	1,155,343
Total Liabilities and Shareholders’ Equity	$9,930,657	$7,449,479	$6,831,410	$6,617,561	$7,306,953

(Dollars in thousands)	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Performance Ratios
Interest rate spread	3.49%	3.71%	4.09%	4.27%	4.27%
Net interest margin	3.63%	3.85%	4.21%	4.40%	4.42%
Return on average assets	0.73%	0.78%	0.77%	0.57%	0.83%
Return on average shareholders' equity	5.46%	5.25%	4.70%	3.43%	5.25%
Return on average assets attributable to CBF	0.73%	0.78%	0.77%	0.57%	0.76%
Return on average shareholders' equity attributable to CBF	5.46%	5.25%	4.70%	3.43%	4.82%
Efficiency ratio	69.33%	69.22%	72.05%	74.62%	81.77%
Average interest-earning assets to average interest-bearing liabilities	130.58%	131.69%	131.10%	126.44%	122.30%
Average loans receivable to average deposits	96.21%	95.59%	90.92%	83.44%	82.72%
Yield on interest-earning assets	4.10%	4.28%	4.64%	4.91%	5.09%
Cost of interest-bearing liabilities	0.61%	0.57%	0.55%	0.64%	0.82%
Asset and Credit Quality Ratios-Total Loans
Non-accrual loans	$11,449	$8,945	$9,484	$11,810	$14,011
Nonperforming loans	$63,667	$59,194	$121,137	$253,816	$352,070
Nonperforming loans to loans receivable	1.01%	1.21%	2.61%	5.84%	7.73%
Nonperforming assets to total assets	1.30%	1.63%	3.05%	5.98%	7.13%
Covered loans to total gross loans	—%	1.30%	3.95%	6.27%	8.45%
ALLL to nonperforming assets	33.45%	37.13%	24.09%	14.36%	11.00%
ALLL to total gross loans	0.58%	0.80%	1.00%	1.25%	1.21%
Net charge-offs to average loans	0.12%	0.14%	0.13%	0.32%	0.05%
Asset and Credit Quality Ratios-New Loans
Nonperforming new loans to total new loans receivable	0.18%	0.11%	0.16%	0.34%	0.56%
New loans ALLL to total gross new loans	0.41%	0.47%	0.63%	0.80%	1.02%
Asset and Credit Quality Ratios-Acquired Loans
Nonperforming acquired loans to total acquired loans receivable	2.66%	4.69%	7.28%	11.16%	12.92%
Covered acquired loans to total gross acquired loans	—%	5.43%	11.47%	12.34%	13.00%
Acquired loans ALLL to total gross acquired loans	0.93%	1.83%	1.71%	1.69%	1.09%
Capital Ratios
Total average shareholders' equity to total average assets	13.37%	14.81%	16.36%	16.52%	15.84%
Tangible common equity ratio[1]	10.59%	11.46%	13.63%	14.82%	13.92%
Tier 1 leverage ratio	12.22%	12.67%	14.28%	14.95%	13.65%
Tier 1 common equity capital ratio	12.40%	13.63%	N/A	N/A	N/A
Tier 1 risk-based capital ratio	13.49%	14.73%	18.00%	19.74%	19.92%
Total risk-based capital ratio	14.02%	15.47%	19.05%	21.00%	21.18%
1 Refer to Capital Resources and Liquidity under Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of this non-GAAP measure.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion addresses the factors that have affected the financial condition and results of the operations of the Company as reflected in the audited consolidated statements of condition as of December 31, 2016 and 2015, and statements of income for the years ended December 31, 2016, 2015 and 2014. Except as noted in tables or otherwise, dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in dollars.
The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events may differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this report. See “Cautionary Notice Regarding Forward Looking Statements” in the beginning of this report. The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial ("TIBB"), Capital Bank Corp. ("CBKN"), Green Bankshares ("GRNB"), Southern Community Financial ("SCMF" or "Southern Community"), and CommunityOne Bancorp ("COB" or "CommunityOne") subsequent to our acquisition of each such entity. Throughout this discussion we collectively refer to the above acquisitions as the “acquisitions” and we refer to loans originated or purchased by Capital Bank Corporation as “new loans” or “originated loans”.
Overview
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern United States through the acquisitions and growth of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a private placement and an initial public offering of our common stock. Since inception, we have acquired and integrated into the Capital Bank franchise. We operate 196 full service branches in Florida, North and South Carolina, Tennessee and Virginia. Through our branches, we offer a wide range of commercial and consumer loan and deposit products and other financial services.
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
Our Chief Financial Officer, Christopher G. Marshall, has over 34 years of financial and managerial experience, including serving as Senior Advisor to the Chief Executive Officer and Chief Restructuring Officer at GMAC/Ally Bank, Chief Financial Officer of Fifth Third Bancorp and as the Chief Operations Executive for Bank of America’s Global Consumer and Small Business Bank. Mr. Marshall also served as Chief Financial Officer of Bank of America’s Consumer Products Group. Prior to joining Bank of America, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer of Honeywell International Inc. Global Business Services.
Our Chief Credit Officer, R. Bruce Singletary, has over 36 years of experience, including 23 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region. Mr. Singletary then relocated to Florida to established a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp).
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
Yearly Summary
For the year ended December 31, 2016, we had net income of $58.2 million, or $1.28 per diluted share, an increase of 8% over the prior year. Core net income1 was $75.9 million, or $1.66 per diluted share, an increase of 27% over the prior year. Results include the following non-core items: $21.8 million of acquisition and integration expenses; $9.2 million related to the early termination of the FDIC loss share agreement; $2.1 million of gains on sales of investment securities; and $2.9 million of charges related to legal settlements and $2.4 million of tax adjustments.
Operating and financial highlights for the year include the following:

•	Closing the CommunityOne acquisition on October 26, 2016;
•Managing the Balance Sheet through year-end with $9.9 billion in assets; and
•Reported a GAAP efficiency ratio of 69.3% and reduced core efficiency ratio2 of 59.9%.

1 Refer to Financial Condition for a reconciliation of these non-GAAP measures.
2 Refer to Non-Interest Expense for a reconciliation of these non-GAAP measures.

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
Year ended December 31, 2016 compared to year ended December 31, 2015
Net interest income for 2016 increased by $19.2 million, or 7.9%, to $263.3 million from $244.1 million for 2015. The increase was due to the acquisition of CommunityOne and organic loan growth. The net interest margin declined 22 basis points to 3.63% from 3.85% and the net interest spread declined to 3.49% from 3.71%. Loan yields declined to 4.49% from 4.75% due to the lower yield on new loans and the reduction in purchase accounting accretion. During the twelve months ended December 31, 2016, we originated new loans of $1.7 billion with an average yield of 3.82% as compared to $1.8 billion new loans with an average yield of 3.60% originated during the twelve months ended December 31, 2015. New loans represent 66% of our total loan portfolio as compared to 76% at December 31, 2015. The weighted average yield of acquired impaired loans outstanding at December 31, 2016 was 8.50%, as compared to 8.43% at December 31, 2015. Investment securities yields increased due to the reinvestment of funds into higher yielding securities. The cost of core deposits increased three basis points to 0.18%. The cost of total deposits increased four basis points to 0.41% mainly due to an increase in wholesale time deposits, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding increased four basis point to 0.50% during the twelve months ended December 31, 2016 .

(Dollars in thousands)	Year Ended December 31, 2016			Year Ended December 31, 2015
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$6,009,297	$269,752	4.49%	$5,222,014	$247,912	4.75%
Investment securities (1)	1,184,034	28,084	2.37%	1,065,699	22,679	2.13%
Interest-bearing deposits in other banks	85,542	393	0.46%	47,664	112	0.23%
Other earning assets (2)	28,143	1,363	4.84%	48,976	2,646	5.40%
Total interest earning assets	7,307,016	$299,592	4.10%	6,384,353	$273,349	4.28%
Non-interest earning assets	659,923			657,146
Total assets	$7,966,939			$7,041,499
Interest bearing liabilities
Time deposits	$1,743,543	$16,655	0.96%	$1,574,100	$14,481	0.92%
Money market	1,315,234	4,725	0.36%	979,650	2,591	0.26%
Interest bearing demand	1,504,305	3,085	0.21%	1,338,766	2,239	0.17%
Savings	426,745	860	0.20%	464,840	1,002	0.22%
Total interest bearing deposits	4,989,827	25,325	0.51%	4,357,356	20,313	0.47%
Short-term borrowings and FHLB advances	513,650	2,342	0.46%	381,786	960	0.25%
Long-term borrowings	92,243	6,731	7.30%	108,987	6,225	5.71%
Total interest bearing liabilities	5,595,720	$34,398	0.61%	4,848,129	$27,498	0.57%
Non-interest bearing demand	1,256,284			1,105,553
Other liabilities	50,152			44,787
Shareholders’ equity	1,064,783			1,043,030
Total liabilities and shareholders’ equity	$7,966,939			$7,041,499
Net interest income and spread		$265,194	3.49%		$245,851	3.71%
Net interest margin			3.63%			3.85%

Rate/Volume Analysis

(Dollars in thousands)	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 Due to changes (3) in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$35,881	$(14,041)	$21,840
Investment securities (1)	2,660	2,745	5,405
Interest-bearing deposits in other banks	128	153	281
Other earning assets (2)	(1,032)	(251)	(1,283)
Total interest income	37,637	(11,394)	26,243
Interest expense
Time deposits	1,603	571	2,174
Money market	1,043	1,091	2,134
Interest bearing demand	299	547	846
Savings	(79)	(63)	(142)
Short-term borrowings and FHLB advances	412	970	1,382
Long-term borrowings	(1,051)	1,557	506
Total interest expense	2,227	4,673	6,900
Change in net interest income	$35,410	$(16,067)	$19,343

(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.
(2) Includes Federal Reserve Bank, Federal Home Loan Bank and Bankers Bank stock.
Year ended December 31, 2015 compared to year ended December 31, 2014
Net interest income for 2015 declined by $1.9 million, or 0.8%, to $244.1 million from $246.1 million for 2014. The decline was due to the lower yield on new loans, partially offset by increased loan balances and higher yields on investment securities. The net interest margin declined 36 basis points to 3.85% from 4.21% and the net interest spread declined to 3.71% from 4.09%. Loan yields declined to 4.75% from 5.30% due to the lower yield on new loans. During the twelve months ended December 31, 2015, we originated new loans of $1.8 billion with an average yield of 3.60% as compared to $1.6 billion new loans with an average yield of 3.55% originated during the twelve months ended December 31, 2014. The implementation of interest rate swaps during the twelve months ended December 31, 2015 resulted in $2.1 million in additional interest income and had a three basis point impact on the net interest margin. New loans represent 76% of our total loan portfolio as compared to 66% at December 31, 2014. The weighted average yield of acquired impaired loans outstanding at December 31, 2015 was 8.43%, as compared to 7.76% at December 31, 2014. Investment securities yields increased due to the reinvestment of funds into higher yielding securities. The cost of core deposits remained flat at 0.15%. The cost of total deposits increased three basis points to 0.37% mainly due to an increase in wholesale time deposits, which provided a lower cost source of funding than higher rate legacy time deposits. Total funding increased one basis point to 0.46%. The average balance of long-term borrowings decreased as a result of the $52.3 million extinguishment of repurchase agreements with a weighted average rate of 4.06% and $3.5 million of 10% coupon subordinated debt assumed through the Company's legacy acquisitions.

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

Provision for Loan and Lease Losses
The following table presents the provision (reversal) for loan and lease losses for PCI and non-PCI loans for the years ended December 31, 2016, 2015 and 2014:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Provision reversal for loan and lease losses on PCI loans	$(1,473)	$(3,121)	$(9,044)
Provision for loan and lease losses on non-PCI loans	6,586	5,467	8,455
Provision (reversal) for Loan and Lease Losses	$5,113	$2,346	$(589)
Year ended December 31, 2016 compared to year ended December 31, 2015.
The net provision for loan and lease losses for 2016 was $5.1 million compared to a net provision of $2.3 million for 2015. The higher provision in 2016 as compared to 2015 was due to lower reversals of impairment on PCI loans as the number of pools in an impairment position was lower in 2016. Therefore, any improvement in cash flows results in higher pool yields rather than reversal of impairment. Charge offs remained relatively stable, decreasing slightly to $9.6 million from $10.1 million in the prior year.
The table below illustrates the impact of our fourth quarter 2016 estimates of expected cash flows on PCI loans on impairment and prospective yield excluding PCI loans from CommunityOne which have not been re-estimated:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance (1)	Weighted Average Note Rate	Weighted Average Life (Years)
Non-covered loans pools (1)	$23,015	5.67%	8.50%	$936,325	4.95%	2.46

(1)	Loan balance represents the recorded investment of all non-covered pools.
Year ended December 31, 2015 compared to year ended December 31, 2014
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
Non-interest Income
Year ended December 31, 2016 compared to year ended December 31, 2015.
Non-interest income increased $1.6 million, or 4% to $43.9 million for the year ended December 31, 2016 from $42.3 million for the year ended December 31, 2015. The increase was mainly due to the acquisition of CommunityOne and a $1.8 million increase in investment securities gains.

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

The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Service charges on deposit accounts	$20,023	$20,251	$22,063
Debit card income	13,921	12,308	11,977
Fees on mortgage loans originated and sold	4,847	4,290	4,130
Investment advisory and trust fees	1,833	3,588	4,524
FDIC indemnification asset expense	—	(7,882)	(11,531)
Termination of loss share agreements	(9,178)	—	—
Investment securities gains	2,122	332	976
OREO revenue	376	586	1,903
Earnings on bank owned life insurance policies	1,744	2,019	1,657
Wire transfer fees	863	826	770
Fee income interest rate swaps	525	—	—
Participated loan fees	2,470	2,043	1,547
Other income	4,328	3,937	5,791
Total non-interest income	$43,874	$42,298	$43,807

Non-interest Expense
Year ended December 31, 2016 compared to year ended December 31, 2015.
Non-interest expense increased $14.7 million, or 7.4%, to $213.0 million for the year ended December 31, 2016 from $198.3 million for year ended December 31, 2015. The increase was mainly due to a $21.1 million increase in acquisition and integration expenses related to the acquisition of CommunityOne and $2.9 of million legal settlement expense.
Partially offsetting the increase in non-interest expense, were the absence of $6.8 million of restructuring charges reported in the prior year, $4.2 million reduction in the OREO valuation expense, gain/loss on sale of OREO, foreclosed asset and loan workout expense, $2.0 million reduction in regulatory assessment, and the absence of $1.4 million of net losses on early extinguishment of debt assumed through the Company's legacy acquisitions.
Year ended December 31, 2015 compared to year ended December 31, 2014.
Non-interest expense declined $10.6 million, or 5.1%, to $198.3 million for year ended December 31, 2015 from $208.8 million for year ended December 31, 2014. The decline was mainly due to a $6.6 million reduction in the OREO valuation expense, foreclosed asset and loan workout expense, reflecting the continued resolution and reduction of special assets. Contributing to the decline in non-interest expense was a $1.9 million decline in stock-based compensation expense, a $1.6 million decline in CVR expense due to the early redemption of the CVR associated with Southern Community Financial Corporation, and a $2.0 million of facility write-downs related to nine branch facility closures.
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

The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Salaries and employee benefits	$89,370	$88,601	$93,408
Stock-based compensation expense	2,105	701	2,642
Net occupancy and equipment expense	30,772	30,889	33,817
Computer services	14,366	13,690	13,387
Software expense	8,375	8,483	7,814
Telecommunication expense	7,027	5,430	5,989
OREO valuation expense	3,005	5,516	10,901
Net gains on sales of OREO	(1,401)	(2,116)	(4,555)
Foreclosed asset related expense	1,594	2,551	3,914
Loan workout expense	848	2,262	4,557
Conversion and merger related expense	21,842	704	—
Professional fees	6,368	6,944	7,690
Losses on early extinguishment of debt	—	1,438	—
Legal settlement expense	2,861	—	—
Contingent value right expense	—	120	1,706
Regulatory assessments	4,467	6,435	6,619
Restructuring charges, net	38	6,790	—
Other expense	21,361	19,813	20,958
Total non-interest expense	$212,998	$198,251	$208,847
Legacy credit expenses for the years ended December 31, 2016, 2015 and 2014 are as presented below:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Provision reversal on legacy loans	$(1,473)	$(3,121)	$(9,044)
FDIC indemnification asset expense	—	7,882	11,531
OREO valuation expense	3,005	5,516	10,901
Termination of loss share agreements	9,178	—	—
Net gains on sales of OREO	(1,401)	(2,116)	(4,555)
Foreclosed asset related expense	1,594	2,551	3,914
Loan workout expense	848	2,262	4,557
Salaries and employee benefits	2,062	2,974	4,587
Total legacy credit expenses	$13,813	$15,948	$21,891

Our efficiency ratios for the years ended December 31, 2016, 2015 and 2014 were 69.33%, 69.22% and 72.05%, respectively. Our core efficiency ratios for the years ended December 31, 2016, 2015 and 2014 were 59.88%, 65.97% and 71.17%, respectively.
The efficiency ratio, which equals non-interest expense divided by net revenues (net interest income plus non-interest income), for the years ended December 31, 2016, 2015 and 2014 along with the core efficiency ratios (which exclude non-core income and expense items) are as follows:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net interest income	$263,328	$244,129	$246,060
Reported non-interest income	43,874	42,298	43,807
Less: Termination of loss share agreements	(9,178)	—	—
Securities gains	2,122	44	976
Core non-interest income	$50,930	$42,254	$42,831
Reported non-interest expense	212,998	198,251	208,847
Less: Stock-based compensation	—	95	1,544
Severance expense	82	188	—
Contingent value right expense	—	120	1,706
Conversion and merger related expense	21,842	704	—
Restructuring charges	38	6,790	—
Losses (gains) on early extinguishment of debt	—	1,438	—
Legal settlement	2,861	—	—
Core non-interest expense	$188,175	$188,916	$205,597

Efficiency ratio	69.33%	69.22%	72.05%
Core efficiency ratio	59.88%	65.97%	71.17%
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
Income Taxes
The provision for income taxes was $30.9 million, $31.1 million and $30.7 million for 2016, 2015 and 2014, respectively. The effective income tax rates were 35%, 36% and 38% for these periods, respectively. The lower 2016 effective income tax rate as compared to 2015 was due to higher tax-exempt interest income and other discrete items reported in the year. The decline from 2014 was attributable to higher CVR expense in 2014 resulting from updated estimates of expected credit losses from our legacy portfolios.
At December 31, 2016 and 2015, the Company had no material amounts recorded for uncertain tax positions and no material unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months. Refer to Note 17. Income Taxes of our Consolidated Financial Statements for further information on our provision for income taxes.

Financial Condition
Our assets totaled $9.9 billion at December 31, 2016 and $7.4 billion at December 31, 2015. Total loans increased $1.8 billion to $7.4 billion at December 31, 2016 compared to $5.6 billion at December 31, 2015. The increase in total loans was due to the acquisition of CommunityOne and new loan production of $1.8 billion, partially offset by $0.1 billion in resolutions of problem loans and $1.3 billion in net principal repayments. Investment securities increased by $267.2 million mainly due to $486.0 million of investment purchases, partially offset by $694.6 million of principal reductions and sales.
Total deposits were $7.9 billion at December 31, 2016 and $5.9 billion at December 31, 2015. Our core deposits increased by $1.7 billion as a result of the acquisition of CommunityOne. Checking accounts, were up $1.0 billion, or 40.6%, money market deposits $610.9 million, or 58.7%, and savings accounts $78.3 million, or 18.7%. Core deposits represent 72.0% of total deposits at December 31, 2016 compared to 67.6% at December 31, 2015. Time deposits increased by $390.0 million due to the acquisition of CommunityOne, partially offset by a decrease in wholesale time deposits of $107.6 million. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $681.3 million and $559.1 million at December 31, 2016 and 2015, respectively. The increase in borrowed funds was mainly due to $84.8 million of new FHLB advances.
Shareholders’ equity was $1.3 billion at December 31, 2016 and $1.0 billion December 31, 2015. Through December 31, 2016, the Company’s Board of Directors authorized stock repurchase plans of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase programs do not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time. In addition, the Company issued 8.9 million shares of Capital Bank Common Stock valued at $288.6 million based on the Company's stock on October 25, 2016.
As of December 31, 2016, the Company has repurchased a total of $312.4 million or 12,739,763 common shares at an average price of $24.52 per share, and had $87.6 million of remaining availability for future share repurchases. Additionally, on July 15, 2016, the Company issued 300,000 class B non-voting shares in exchange for 300,000 treasury shares.
Core return-on-assets (“core ROA”) is a non-GAAP measure which we believe provides management and investors with useful information to understand the effects of certain non-interest items and provides an alternative view of the Company’s performance over time and in comparison to the Company’s competitors. The Company uses these non-GAAP measures for various purposes, including measuring performance for incentive compensation and as a basis for strategic planning and forecasting. This non-GAAP measure has inherent limitations and is not required to be uniformly applied. It should not be considered in isolation or as a substitute for analysis of results reported under GAAP. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies and should not be viewed as a substitute for non-interest expense. A reconciliation to the most directly comparable GAAP financial measure is shown in the table below:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net Income	$58,164	$54,721	$50,918
Adjustments
Non-interest income
Securities (gains)	(2,122)	(44)	(976)
Termination of loss share agreements	9,178	—	—
Non-interest expense
Stock-based compensation expense	—	95	1,544
Severance expense	82	188	—
Contingent value right expense	—	120	1,706
Conversion and severance expense	21,842	704	—
Gain (loss) on extinguishment of debt	—	1,438	—
Restructuring charges, net	38	6,790	—
Legal settlement	2,861	—	—
Tax adjustments	(2,417)	—	—
Tax effect of adjustments	(11,699)	(3,308)	(218)
Core Net Income	$75,927	$60,704	$52,974

Average Assets	$7,966,939	$7,041,499	$6,617,465
ROA	0.73%	0.78%	0.77%
Core ROA	0.95%	0.86%	0.80%

Loans
Our loan portfolio is our largest earning asset. Our strategy is to increase the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives.

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	December 31, 2016		December 31, 2015		Sequential Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$1,130,883	15.3%	$866,392	15.4%	$264,491	30.5%
Other commercial construction and land	327,622	4.4%	196,795	3.5%	130,827	66.5%
Multifamily commercial real estate	117,515	1.6%	80,708	1.4%	36,807	45.6%
1-4 family residential construction and land	140,030	1.9%	93,242	1.7%	46,788	50.2%
Total commercial real estate	1,716,050	23.2%	1,237,137	22.0%	478,913	38.7%
Owner occupied commercial real estate	1,321,405	17.8%	1,104,972	19.6%	216,433	19.6%
Commercial and industrial	1,468,874	19.8%	1,309,704	23.3%	159,170	12.2%
Lease financing	—	—%	1,256	—%	(1,256)	(100.0)%
Total commercial	2,790,279	37.6%	2,415,932	42.9%	374,347	15.5%
1-4 family residential	1,714,702	23.1%	1,017,791	18.1%	696,911	68.5%
Home equity loans	507,759	6.9%	375,276	6.7%	132,483	35.3%
Other consumer loans	448,972	6.1%	436,478	7.7%	12,494	2.9%
Total consumer	2,671,433	36.1%	1,829,545	32.5%	841,888	46.0%
Other	228,430	3.1%	150,102	2.6%	78,328	52.2%
Total loans	$7,406,192	100.0%	$5,632,716	100.0%	$1,773,476	31.5%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	December 31, 2016
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$680,044	$221,304	$229,535	$1,130,883
Other commercial construction and land	182,486	73,248	71,888	327,622
Multifamily commercial real estate	77,694	19,108	20,713	117,515
1-4 family residential construction and land	105,816	33,831	383	140,030
Total commercial real estate	1,046,040	347,491	322,519	1,716,050
Owner occupied commercial real estate	901,957	239,982	179,466	1,321,405
Commercial and industrial	1,283,012	96,494	89,368	1,468,874
Lease financing	—	—	—	—
Total commercial	2,184,969	336,476	268,834	2,790,279
1-4 family residential	994,323	505,420	214,959	1,714,702
Home equity loans	172,883	268,093	66,783	507,759
Other consumer loans	330,423	88,134	30,415	448,972
Total consumer	1,497,629	861,647	312,157	2,671,433
Other	185,839	9,776	32,815	228,430
Total loans	$4,914,477	$1,555,390	$936,325	$7,406,192

(Dollars in thousands)	December 31, 2015
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,877	196,795
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,176	1,237,137
Owner occupied commercial real estate	858,068	36,927	209,977	1,104,972
Commercial and industrial	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,106	2,415,932
1-4 family residential	733,349	34,459	249,983	1,017,791
Home equity loans	148,855	151,437	74,984	375,276
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	189,807	328,188	1,829,545
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$287,227	$1,067,308	$5,632,716
During 2016, our loan portfolio increased by $1.8 billion mainly due to the acquisition of CommunityOne which contributed $1.5 billion. New loans of $1.7 billion were partially offset by $0.1 billion in resolutions of problem loans and $1.3 billion in net principal repayments. New and acquired non-impaired loans now represent 87.4% of our total loan portfolio as compared to 81.1% at December 31, 2015.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 36.6% and 33.1%, respectively, of new loan production for the year ended December 31, 2016. We expect that this production will be more balanced going forward, as we expect commercial real estate to comprise a larger proportion of new loan production.
The following table sets forth our production of new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Years Ended
	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$206,144	12.3%	$186,924	10.5%
Other commercial construction and land	188,672	11.2%	109,793	6.2%
Multifamily commercial real estate	34,198	2.0%	16,582	0.9%
1-4 family residential construction and land	81,689	4.8%	68,142	3.8%
Total commercial real estate	510,703	30.3%	381,441	21.4%
Owner occupied commercial real estate	136,017	8.1%	223,679	12.5%
Commercial and industrial	480,696	28.5%	500,874	28.1%
Total commercial	616,713	36.6%	724,553	40.6%
1-4 family residential	371,827	22.0%	265,946	14.9%
Home equity loans	53,272	3.2%	68,956	3.9%
Other consumer loans	62,795	3.7%	297,391	16.7%
Total consumer	487,894	28.9%	632,293	35.5%
Other	71,078	4.2%	44,503	2.5%
Total loans	$1,686,388	100.0%	$1,782,790	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, North Carolina, South Carolina and Tennessee accounted for 32.2%, 32.3%, 9.5% and 26.0%% of our new loans, respectively, for the year ended December 31, 2016. Florida, North Carolina, South Carolina and Tennessee accounted for 31.0%, 31.6%, 11.7% and 25.7% of our new loans, respectively, for the years ended December 31, 2015. During 2016 and 2015, we purchased $166.1 million and $73.4 million of high quality residential loans.
The contractual maturity distribution of our loan portfolio as of December 31, 2016 is presented in the tables below. The majority of these are amortizing loans.

(Dollars in thousands)	Loans Maturing Year Ended December 31, 2016
	Within One Year	One to Five Years	After Five Years	Total
Non-owner occupied commercial real estate	$116,829	$759,475	$254,579	$1,130,883
Other commercial construction and land	92,924	181,364	53,334	327,622
Multifamily commercial real estate	10,705	57,078	49,732	117,515
1-4 family residential construction and land	85,981	16,543	37,506	140,030
Total commercial real estate	306,439	1,014,460	395,151	1,716,050
Owner occupied commercial real estate	123,071	838,883	359,451	1,321,405
Commercial and industrial loans	461,326	862,436	145,112	1,468,874
Total commercial	584,397	1,701,319	504,563	2,790,279
1-4 family residential	53,862	125,560	1,535,280	1,714,702
Home equity loans	28,679	178,222	300,858	507,759
Other consumer loans	35,837	348,760	64,375	448,972
Total consumer	118,378	652,542	1,900,513	2,671,433
Other	13,067	166,232	49,131	228,430
Total loans	$1,022,281	$3,534,553	$2,849,358	$7,406,192

(Dollars in thousands)	Loans Maturing Year Ended December 31, 2016
Loans with:	Withing One Year	One to Five Years	After Five Years	Total
Predetermined interest rates	$312,958	$1,997,902	$1,233,587	$3,544,447
Floating or adjustable interest rates	709,323	1,536,651	1,615,771	3,861,745
Total loans	$1,022,281	$3,534,553	$2,849,358	$7,406,192

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
We refer to our loans covered under loss sharing agreements with the FDIC as “covered loans.” These were the legacy loans of Metro Bank, Turnberry Bank, and First National Bank of the South where the FDIC reimbursed us for 80% of net charge-offs and OREO losses over a five-year period for commercial loans (loss sharing expired in the third quarter of 2015 but require sharing of recoveries is required until 2018) and a ten-year period for residential loans (expiring in the third quarter of 2020). On March 18, 2016, we entered into an agreement with the FDIC to terminate all existing loss share agreements effective January 1, 2016.     We refer to all other loans as “non-covered loans.” These are new loans we originate or purchase, loans acquired through the acquisitions of Capital Bank, TIB Bank, Green Bank, Southern Community Bank and Trust, andCommunityOne and certain loans of the Failed Banks that we acquired.

Covered Loans
On March 18, 2016, the Bank entered into an agreement to terminate all existing loss share agreements with the FDIC effective January 1, 2016. All rights and obligations of the Bank and the FDIC under these FDIC loss share agreements have been resolved and terminated under this agreement. Covered loans and OREO that were subject to the loss share agreements were reclassified and are presented as non-covered as of December 31, 2016. As of December 31, 2015, covered loans were $73.5 million, representing 1.3% of our loan portfolio of which 1.0% were past due 30-89 days, 3.8% were nonperforming PCI (of which 1.8% were >90 days past due and still accreting) and 1.3% were nonaccrual. The status of these loans reflected the severity of the real estate downturn and the excessive concentrations in commercial real estate and poor quality underwriting that characterized the banks we acquired from the FDIC under their prior business models. We recorded these loans at estimated fair value reflecting expected lifetime losses estimated as of their acquisition date.
We managed credit risk associated with loans covered under loss sharing agreements in the same manner as credit risk associated with non-covered loans. This included following consistent policies and procedures relating to the process of working with borrowers in efforts to resolve problem loans resulting in the lowest losses possible and collection including foreclosure, repossession and the ultimate liquidation of any applicable underlying collateral. The loss sharing agreements also contained certain restrictions and conditions which, among other things, provided that certain credit risk management strategies such as loan sales, under certain conditions, could be prohibited under the agreements and may have lead to the termination of coverage of any applicable losses on the related loans.
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
Non-Covered Loans
As of December 31, 2016, non-covered loans were $7.4 billion, representing 100.0% of our loan portfolio, of which 0.3% were past due 30-89 days, 0.9% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2015, non-covered loans were $5.6 billion, representing 98.7% of our loan portfolio, of which 0.2% were past due 30-89 days, 1.0% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.1% were nonaccrual.
At December 31, 2016, 12.6% of the non-covered loans were acquired impaired loans. We applied acquisition accounting adjustments to the acquired non-covered loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.

Covered and Non-Covered Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators for covered and non-covered loan portfolios as of the dates indicated:

(Dollars in thousands)	December 31, 2016				December 31, 2015
	Portfolio Balance	% 30-89 Days Past Due	% Nonperforming PCI loans	% Non- accrual	Portfolio Balance	% 30-89 Days Past Due	% Nonperforming PCI loans	% Non- accrual
Covered Portfolio
Non-owner occupied commercial real estate	$—	—%	—%	—%	$—	—%	—%	—%
Other commercial construction and land	—	—%	—%	—%	123	—%	—%	—%
Multifamily commercial real estate	—	—%	—%	—%	—	—%	—%	—%
1-4 family residential construction and land	—	—%	—%	—%	—	—%	—%	—%
Total commercial real estate	—	—%	—%	—%	123	—%	—%	—%
Owner occupied commercial real estate	—	—%	—%	—%	67	—%	—%	—%
Commercial and industrial loans	—	—%	—%	—%	—	—%	—%	—%
Lease financing	—	—%	—%	—%	—	—%	—%	—%
Total commercial	—	—%	—%	—%	67	—%	—%	—%
1-4 family residential	—	—%	—%	—%	40,887	0.6%	6.6%	0.1%
Home equity loans	—	—%	—%	—%	32,425	1.6%	0.4%	2.8%
Other consumer loans	—	—%	—%	—%	—	—%	—%	—%
Total consumer	—	—%	—%	—%	73,312	1.0%	3.8%	1.3%
Other	—	—%	—%	—%	—	—%	—%	—%
Total covered loans	$—	—%	—%	—%	$73,502	1.0%	3.8%	1.3%
Non-covered Portfolio
Non-owner occupied commercial real estate	$1,130,883	—%	0.4%	0.2%	$866,392	—%	0.3%	0.2%
Other commercial construction and land	327,622	0.2%	3.4%	0.1%	196,672	0.5%	8.7%	0.1%
Multifamily commercial real estate	117,515	—%	0.6%	—%	80,708	—%	0.4%	0.1%
1-4 family residential construction and land	140,030	0.1%	—%	—%	93,242	—%	—%	—%
Total commercial real estate	1,716,050	—%	1.0%	0.2%	1,237,014	0.1%	1.6%	0.1%
Owner occupied commercial real estate	1,321,405	0.2%	0.7%	0.2%	1,104,905	0.1%	0.7%	0.1%
Commercial and industrial loans	1,468,874	—%	1.1%	—%	1,309,704	—%	1.2%	0.1%
Lease financing	—	—%	—%	—%	1,256	—%	—%	—%
Total commercial	2,790,279	0.1%	9.0%	0.1%	2,415,865	0.1%	1.0%	0.1%
1-4 family residential	1,714,702	0.2%	0.8%	0.1%	976,904	0.2%	1.0%	0.1%
Home equity loans	507,759	0.4%	0.7%	0.3%	342,851	0.7%	0.5%	0.5%
Other consumer loans	448,972	2.3%	0.4%	0.5%	436,478	0.9%	—%	0.3%
Total consumer	2,671,433	0.6%	0.7%	0.2%	1,756,233	0.5%	0.7%	0.2%
Other	228,430	—%	0.5%	—%	150,102	—%	—%	—%
Total non-covered loans	$7,406,192	0.3%	0.9%	0.2%	$5,559,214	0.2%	1.0%	0.1%
Total loans	$7,406,192	0.3%	0.9%	0.2%	$5,632,716	0.2%	1.1%	0.2%
Of the loans that were nonperforming PCI as December 31, 2015, $2.8 million (or approximately 4.8%) were covered by loss sharing agreements with the FDIC. Of these loans $1.3 million (or approximately 2.2%) were >90 days past due and still accreting as of December 31, 2015. There were no non-PCI loans included in this category at the end of each period presented.
Total non-performing loans as of December 31, 2016 increased by $7.0 million, or 10%, to $75.1 million as compared to $68.1 million at December 31, 2015. The change in non-performing loans during the year ended December 31, 2016 was attributable to $17.6 million from the acquisition of CommunityOne and $12.1 million that became non-performing, partially offset by $15.4 million in resolutions and $7.3 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures.

During the year ended December 31, 2016, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 24.0% consisted of residential loans, 28.7% consisted of commercial real estate and 22.6% consisted of commercial loans.

The customer-owed principal balances and carrying amounts as of December 31, 2016 and 2015 are set forth in the tables below:

(Dollars in thousands)	December 31, 2016
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$—	$—	—%	$—	—%
Other commercial construction and land	—	—	—%	—	—%
Multifamily commercial real estate	—	—	—%	—	—%
1-4 family residential construction and land	—	—	—%	—	—%
Total commercial real estate	—	—	—%	—	—%
Owner occupied commercial real estate	—	—	—%	—	—%
Commercial and industrial loans	—	—	—%	—	—%
Lease financing	—	—	—%	—	—%
Total commercial	—	—	—%	—	—%
1-4 family residential	—	—	—%	—	—%
Home equity loans	—	—	—%	—	—%
Other consumer loans	—	—	—%	—	—%
Total consumer	—	—	—%	—	—%
Other	—	—	—%	—	—%
Total covered loans	$—	$—	—%	$—	—%
Non-covered Portfolio
Non-owner occupied commercial real estate	$1,257,156	$1,130,883	90.0%	$7,170	0.6%
Other commercial construction and land	735,457	327,622	44.5%	11,482	3.5%
Multifamily commercial real estate	133,578	117,515	88.0%	721	0.6%
1-4 family residential construction and land	199,232	140,030	70.3%	—	—%
Total commercial real estate	2,325,423	1,716,050	73.8%	19,373	1.1%
Owner occupied commercial real estate	1,437,417	1,321,405	91.9%	12,740	1.0%
Commercial and industrial loans	1,658,413	1,468,874	88.6%	17,099	1.2%
Total commercial	3,095,830	2,790,279	90.1%	29,839	1.1%
1-4 family residential	1,831,407	1,714,702	93.6%	15,367	0.9%
Home equity loans	583,204	507,759	87.1%	5,243	1.0%
Other consumer loans	508,326	448,972	88.3%	4,120	0.9%
Total consumer	2,922,937	2,671,433	91.4%	24,730	0.9%
Other	247,782	228,430	92.2%	1,174	0.5%
Total non-covered loans	$8,591,972	$7,406,192	86.2%	$75,116	1.0%
Total loans	$8,591,972	$7,406,192	86.2%	$75,116	1.0%

(1)	The carrying amount for total non-covered loans represents a discount from the total gross customer balance $1,185.8 million or 13.8%.

(2)	Includes loans greater than 90 days past due and nonperforming loans less than 90 days past due.

(Dollars in thousands)	December 31, 2015
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Covered Portfolio
Non-owner occupied commercial real estate	$—	$—	—%	$—	—%
Other commercial construction and land	1,131	123	10.9%	—	—%
Multifamily commercial real estate	—	—	—%	—	—%
1-4 family residential construction and land	165	—	—%	—	—%
Total commercial real estate	1,296	123	9.5%	—	—%
Owner occupied commercial real estate	48	67	139.6%	—	—%
Commercial and industrial loans	—	—	—%	—	—%
Lease financing	—	—	—%	—	—%
Total commercial	48	67	139.6%	—	—%
1-4 family residential	57,381	40,887	71.3%	2,736	6.7%
Home equity loans	47,818	32,425	67.8%	1,021	3.1%
Other consumer loans	184	—	—%	—	—%
Total consumer	105,383	73,312	69.6%	3,757	5.1%
Other	—	—	—%	—	—%
Total covered loans	$106,727	$73,502	68.9%	$3,757	5.1%
Non-covered Portfolio
Non-owner occupied commercial real estate	$985,618	$866,392	87.9%	$4,403	0.5%
Other commercial construction and land	509,293	196,672	38.6%	17,203	8.7%
Multifamily commercial real estate	94,148	80,708	85.7%	412	0.5%
1-4 family residential construction and land	126,831	93,242	73.5%	—	—%
Total commercial real estate	1,715,890	1,237,014	72.1%	22,018	1.8%
Owner occupied commercial real estate	1,182,942	1,104,905	93.4%	9,192	0.8%
Commercial and industrial loans	1,420,177	1,309,704	92.2%	16,960	1.3%
Lease financing	1,256	1,256	100.0%	—	—%
Total commercial	2,604,375	2,415,865	92.8%	26,152	1.1%
1-4 family residential	1,047,300	976,904	93.3%	11,062	1.1%
Home equity loans	388,229	342,851	88.3%	3,534	1.0%
Other consumer loans	442,228	436,478	98.7%	1,542	0.4%
Total consumer	1,877,757	1,756,233	93.5%	16,138	0.9%
Other	173,669	150,102	86.4%	74	—%
Total non-covered loans	$6,371,691	$5,559,214	87.2%	$64,382	1.2%
Total loans	$6,478,418	$5,632,716	86.9%	$68,139	1.2%

(1)	The carrying amount for total covered and non-covered loans represents a discount from the total gross customer balance of $33.2 million, or 31.1%, and $812.5 million, or 12.8%, respectively.

(2)	Includes loans greater than 90 days past due and nonperforming loans less than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At December 31, 2016, the allowance for loan and lease losses was $43.1 million, of which $23.0 million was associated with PCI loans and $20.1 million related to new loans or acquired non-PCI loans. At December 31, 2016, the allowance for loan and lease losses represents 0.58% of our total $7.4 billion loan portfolio. At December 31, 2015, the allowance for loan and lease losses was $45.0 million of which $24.5 million was associated with PCI loans and $20.5 million related to new loans or acquired non-PCI loans. At December 31, 2015, the allowance for loan and lease losses represented 0.80% of our total $5.6 billion loan portfolio.
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
The provision for loan and lease losses in future periods for acquired loans will be most significantly influenced in the short term by the differences between the actual credit losses resulting from the resolution of problem loans and the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition dates. For new loans, the provision for loan and lease losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted. Refer to Provision for loan and lease losses section for further discussion.
Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan and lease losses at an appropriate level.
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the years ended December 31, 2016, 2015 and 2014 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2016
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,546	$24,488	$45,034
Charge-offs:
Non-owner occupied commercial real estate	(40)	—	(40)
Other commercial construction and land	1	—	1
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(39)	—	(39)
Owner occupied commercial real estate	(124)	—	(124)
Commercial and industrial loans	(1,240)	—	(1,240)
Lease financing	—	—	—
Total commercial	(1,364)	—	(1,364)
1-4 family residential	(65)	—	(65)
Home equity loans	(599)	—	(599)
Other consumer loans	(5,368)	—	(5,368)
Total consumer	(6,032)	—	(6,032)
Other	(2,141)	—	(2,141)
Total charge-offs	(9,576)	—	(9,576)
Recoveries:
Non-owner occupied commercial real estate	16	—	16
Other commercial construction and land	46	—	46
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	7	—	7
Total commercial real estate	69	—	69
Owner occupied commercial real estate	—	—	—
Commercial and industrial loans	109	—	109
Lease financing	—	—	—
Total commercial	109	—	109
1-4 family residential	211	—	211
Home equity loans	533	—	533
Other consumer loans	753	—	753
Total consumer	1,497	—	1,497
Other	819	—	819
Total recoveries	2,494	—	2,494
Net charge-offs	(7,082)	—	(7,082)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(299)	714	415
Other commercial construction and land	(83)	(191)	(274)
Multifamily commercial real estate	(11)	(4)	(15)
1-4 family residential construction and land	(94)	(522)	(616)
Total commercial real estate	(487)	(3)	(490)
Owner occupied commercial real estate	(72)	88	16
Commercial and industrial loans	4	1,009	1,013
Lease financing	—	—	—
Total commercial	(68)	1,097	1,029
1-4 family residential	(160)	(1,855)	(2,015)
Home equity loans	109	(682)	(573)
Other consumer loans	5,800	(46)	5,754
Total consumer	5,749	(2,583)	3,166
Other	1,392	16	1,408
Total provision (reversal) for loan and lease losses	6,586	(1,473)	5,113
Allowance for loan and lease losses at the end of the period	$20,050	$23,015	$43,065

(Dollars in thousands)	December 31, 2015
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	—	—	—
Other commercial construction and land	(9)	(1,085)	(1,094)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(9)	(1,085)	(1,094)
Owner occupied commercial real estate	(337)	—	(337)
Commercial and industrial loans	(745)	—	(745)
Lease financing	—	—	—
Total commercial	(1,082)	—	(1,082)
1-4 family residential	(376)	—	(376)
Home equity loans	(602)	—	(602)
Other consumer loans	(4,430)	(162)	(4,592)
Total consumer	(5,408)	(162)	(5,570)
Other	(2,381)	—	(2,381)
Total charge-offs	(8,880)	(1,247)	(10,127)
Recoveries:
Non-owner occupied commercial real estate	72	—	72
Other commercial construction and land	181	—	181
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	7	—	7
Total commercial real estate	260	—	260
Owner occupied commercial real estate	127	—	127
Commercial and industrial loans	449	—	449
Lease financing	—	—	—
Total commercial	576	—	576
1-4 family residential	76	—	76
Home equity loans	307	—	307
Other consumer loans	699	—	699
Total consumer	1,082	—	1,082
Other	686	—	686
Total recoveries	2,604	—	2,604
Net charge-offs	(6,276)	(1,247)	(7,523)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(353)	(143)	(496)
Other commercial construction and land	151	1,500	1,651
Multifamily commercial real estate	(66)	—	(66)
1-4 family residential construction and land	7	159	166
Total commercial real estate	(261)	1,516	1,255
Owner occupied commercial real estate	(581)	(208)	(789)
Commercial and industrial loans	211	210	421
Lease financing	—	—	—
Total commercial	(370)	2	(368)
1-4 family residential	(269)	(3,825)	(4,094)
Home equity loans	249	(916)	(667)
Other consumer loans	4,526	(4)	4,522
Total consumer	4,506	(4,745)	(239)
Other	1,592	106	1,698
Total provision (reversal) for loan and lease losses	5,467	(3,121)	2,346
Allowance for loan and lease losses at the end of the period	$20,546	$24,488	$45,034

(Dollars in thousands)	December 31, 2014
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	(293)	—	(293)
Other commercial construction and land	(224)	—	(224)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	(6)	—	(6)
Total commercial real estate	(523)	—	(523)
Owner occupied commercial real estate	(211)	—	(211)
Commercial and industrial loans	(504)	—	(504)
Lease financing	—	—	—
Total commercial	(715)	—	(715)
1-4 family residential	(114)	—	(114)
Home equity loans	(1,740)	—	(1,740)
Other consumer loans	(3,745)	—	(3,745)
Total consumer	(5,599)	—	(5,599)
Other	(2,365)	—	(2,365)
Total charge-offs	(9,202)	—	(9,202)
Recoveries:
Non-owner occupied commercial real estate	300	—	300
Other commercial construction and land	100	—	100
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	9	—	9
Total commercial real estate	409	—	409
Owner occupied commercial real estate	32	—	32
Commercial and industrial loans	938	—	938
Lease financing	—	—	—
Total commercial	970	—	970
1-4 family residential	86	—	86
Home equity loans	220	—	220
Other consumer loans	654	—	654
Total consumer	960	—	960
Other	812	—	812
Total recoveries	3,151	—	3,151
Net charge-offs	(6,051)	—	(6,051)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(59)	(2,561)	(2,620)
Other commercial construction and land	334	3,754	4,088
Multifamily commercial real estate	10	(78)	(68)
1-4 family residential construction and land	(329)	(130)	(459)
Total commercial real estate	(44)	985	941
Owner occupied commercial real estate	(303)	(1,464)	(1,767)
Commercial and industrial loans	431	327	758
Lease financing	(3)	—	(3)
Total commercial	125	(1,137)	(1,012)
1-4 family residential	589	(6,834)	(6,245)
Home equity loans	1,761	(1,295)	466
Other consumer loans	4,603	(72)	4,531
Total consumer	6,953	(8,201)	(1,248)
Other	1,421	(691)	730
Total provision (reversal) for loan and lease losses	8,455	(9,044)	(589)
Allowance for loan and lease losses at the end of the period	$21,355	$28,856	$50,211

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016			December 31, 2015
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$901,348	$959	0.1%	$563,640	$1,282	0.2%
Other commercial construction and land	255,734	1,698	0.7%	110,918	1,735	1.6%
Multifamily commercial real estate	96,802	49	0.1%	57,099	59	0.1%
1-4 family residential construction and land	139,647	666	0.5%	90,304	753	0.8%
Total commercial real estate	1,393,531	3,372	0.2%	821,961	3,829	0.5%
Owner occupied commercial real estate	1,141,939	1,142	0.1%	894,995	1,338	0.1%
Commercial and industrial	1,379,506	6,530	0.5%	1,228,575	7,657	0.6%
Lease financing	—	—	—%	1,256	—	—%
Total commercial	2,521,445	7,672	0.3%	2,124,826	8,995	0.4%
1-4 family residential	1,486,869	2,257	0.2%	757,239	2,271	0.3%
Home equity loans	440,976	636	0.1%	300,292	593	0.2%
Other consumer loans	418,557	5,810	1.4%	433,257	4,625	1.1%
Total consumer	2,346,402	8,703	0.4%	1,490,788	7,489	0.5%
Other	195,615	303	0.2%	117,264	233	0.2%
Total loans	$6,456,993	$20,050	0.3%	$4,554,839	$20,546	0.5%

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

The following table summarizes criticized and classified loans at December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016 (1)			December 31, 2015 (1)
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Non-owner occupied commercial real estate	$—	$37,194	$37,194	$—	$57,066	$57,066
Other commercial construction and land	—	41,441	41,441	—	45,299	45,299
Multifamily commercial real estate	—	2,191	2,191	—	1,438	1,438
1-4 family residential construction and land	—	—	—	—	1,152	1,152
Total commercial real estate	—	80,826	80,826	—	104,955	104,955
Owner occupied commercial real estate	—	50,469	50,469	—	38,788	38,788
Commercial and industrial	—	54,473	54,473	—	39,646	39,646
Total commercial	—	104,942	104,942	—	78,434	78,434
1-4 family residential	—	31,069	31,069	4,362	26,288	30,650
Home equity loans	—	9,008	9,008	1,093	6,175	7,268
Other consumer loans	—	4,180	4,180	—	1,554	1,554
Total consumer	—	44,257	44,257	5,455	34,017	39,472
Other	—	2,152	2,152	—	1,716	1,716
Total loans	$—	$232,177	$232,177	$5,455	$219,122	$224,577
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans increased $7.6 million, or 3%, during 2016 as a result of $7.3 million in transfers to other real estate owned and $106.3 million of pay downs, charge offs and upgrades. Loans acquired from CommunityOne of $51.1 million and loan downgrades of $70.1 million offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of December 31, 2016, there were 137 loans individually evaluated for impairment and 83 deemed impaired with a related allowance for loan and lease losses of $274 thousand. At December 31, 2015, there were 66 loans individually evaluated for impairment and 32 deemed impaired with a related allowance for loan and lease losses of $75 thousand.
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

(Dollars in thousands)	December 31, 2016			December 31, 2015
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Total non-accrual loans	$—	$11,449	$11,449	$938	$8,007	$8,945
Accruing/accreting loans delinquent 90 days or more	—	15,906	15,906	1,325	13,180	14,505
Accreting PCI loans<90 days with expected cash flows less than contractual	—	47,761	47,761	1,494	43,196	44,690
Total non-performing loans	—	75,116	75,116	3,757	64,383	68,140
Repossessed personal property	—	163	163	—	375	375
Other real estate owned	—	53,482	53,482	554	52,222	52,776
Total non-performing assets	$—	$128,761	$128,761	$4,311	$116,980	$121,291
Allowance for loan and lease losses	$—	$43,065	$43,065	$4,472	$40,562	$45,034
Non-performing assets as a percent of total assets	—%	1.30%	1.30%	0.06%	1.57%	1.63%
Non-performing loans as a percent of total loans	—%	1.01%	1.01%	0.07%	1.14%	1.21%
Allowance for loan and lease losses as a percent of non-performing loans	—%	57.33%	57.33%	119.03%	63.00%	66.09%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans			0.32%			0.45%
At December 31, 2016 and 2015, covered and non-covered loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 5. Loans in our consolidated financial statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at December 31, 2016 increased by $7.5 million, or 6% to $128.8 million compared to $121.3 million at December 31, 2015. The change in non-performing assets was attributable to the increase in non-performing loans and other real estate owned of $7.0 million and $0.7 million, respectively, partially offset by $0.2 million decrease of repossessed personal property. The increase in non-performing loans was due to $17.6 million from the acquisition of CommunityOne and $12.1 million that became non-performing, partially offset by $15.4 million in resolutions and $7.3 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. The increase in other real estate owned was mainly due to $8.9 million in transfers from borrowers and properties formerly operated by the company. In addition, there was a $10.0 million increase from the acquisition of CommunityOne. These were partially offset by $15.2 million in sales and $3.0 million valuation adjustments.
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

Trading securities related to our non-qualified deferred compensation program and CRA investment fund totaled $3.8 million and $3.0 million at December 31, 2016 and December 31, 2015, respectively.
Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a low degree of credit and liquidity risk. The following tables set forth our investment securities as of December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$28,354	$28,953	3.2%	3.20%	9.56
State and political subdivisions - tax exempt	11,871	11,077	1.2%	1.88%	11.35
Mortgage-backed securities—residential issued by government sponsored entities	883,802	868,922	95.2%	2.19%	4.95
Industrial revenue bonds	3,239	3,298	0.4%	2.15%	4.12
Total	$927,266	$912,250	100.0%	2.22%	5.20
Held-to-Maturity
U.S. Government agencies	$11,234	$11,311	2.5%	2.81%	5.02
Corporate bonds	94,010	91,988	20.0%	5.05%	3.80
State and political subdivisions—tax exempt	8,069	8,458	1.8%	3.58%	4.66
State and political subdivisions—taxable	520	533	0.1%	3.96%	2.20
Mortgage-backed securities—residential issued by government sponsored entities	350,126	348,621	75.6%	2.33%	3.64
Total	$463,959	$460,911	100.0%	2.92%	3.73

(Dollars in thousands)	December 31, 2015
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$22,870	$22,755	3.6%	2.56%	10.78
Mortgage-backed securities—residential issued by government sponsored entities	614,176	611,137	95.9%	2.10%	4.62
Industrial revenue bonds	3,409	3,437	0.5%	2.26%	0.24
Total	$640,455	$637,329	100%	2.11%	4.81
Held-to-Maturity
U.S. Government agencies	$12,805	$13,035	2.7%	2.83%	5.21
Corporate bonds	70,059	69,658	14.7%	5.00%	5.23
State and political subdivisions—tax exempt	10,849	11,337	2.4%	3.31%	4.07
State and political subdivisions—taxable	528	545	0.1%	3.92%	3.07
Mortgage-backed securities—residential issued by government sponsored entities	378,264	380,559	80.1%	2.39%	4.13
Total	$472,505	$475,134	100.0%	2.81%	4.32

Contractual maturities of investment securities at December 31, 2016 and 2015 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$28,953	3.20%	$—	—%	$28,953	3.20%
State and political subdivisions - tax exempt	—	—%	—	—%	946	1.60%	10,131	1.91%	—	—%	11,077	1.88%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	868,922	2.19%	868,922	2.19%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,298	2.15%	—	—	3,298	2.15%
Total	$—	—%	$—	—%	$946	1.60%	$42,382	2.79%	$868,922	2.19%	$912,250	2.22%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$11,234	2.81%	$—	—%	$11,234	2.81%
Corporate bonds	—	—%	30,042	5.06%	43,968	4.95%	20,000	5.25%	—	—%	94,010	5.05%
State and political subdivisions—tax exempt	—	—%	4,878	3.18%	3,191	4.20%	—	—%	—	—%	8,069	3.58%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	520	3.96%	—	—%	520	3.96%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	350,126	2.33%	350,126	2.33%
Total	$—	—%	$34,920	4.80%	$47,159	4.90%	$31,754	4.37%	$350,126	2.33%	$463,959	2.92%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$22,755	2.56%	$—	—%	$22,755	2.56%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	611,137	2.10%	611,137	2.10%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,437	2.26%	—	—%	3,437	2.26%
Total	$—	—%	$—	—%	$—	—%	$26,192	2.52%	$611,137	2.10%	$637,329	2.11%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$12,805	2.83%	$—	—%	$12,805	2.83%
Corporate bonds	—	—%	15,059	4.75%	55,000	5.07%	—	—%	—	—%	70,059	5.00%
State and political subdivisions—tax exempt	—	—%	4,098	3.15%	6,751	3.41%	—	—%	—	—%	10,849	3.31%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	528	3.92%	—	—%	528	3.92%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	378,264	2.39%	378,264	2.39%
Total	$—	—%	$19,157	4.40%	$61,751	4.88%	$13,333	2.87%	$378,264	2.39%	$472,505	2.81%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges that may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security; we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at December 31, 2016 other than as discussed below.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of December 31, 2016, our core deposits, which we define as demand deposits, savings and money market accounts, excluding brokered, increased by $1.7 billion as compared to December 31, 2015, mainly due to the acquisition of CommunityOne. Net new checking account growth contributed to the increase in core deposits during the year ended December 31, 2016, as we are building our deposit base around service-oriented customer relationships. The weighted average contractual rate on core deposits increased four basis points to 0.20% compared to 2015.
Time deposit balances increased by $390.0 million during 2016. At December 31, 2016, our wholesale time deposits and brokered money market declined by $107.6 million and $75.2 million respectively as compared to December 31, 2015, providing less reliance on brokered deposits. The $497.6 million increase in retail time deposit accounts was due to the acquisition of CommunityOne. The average contractual rate on time deposits decreased to 0.93% from 0.96% at December 31, 2015. The total cost of deposits remained flat at 0.41% during 2016.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016			December 31, 2015			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest-bearing demand	$1,590,164	20.2%	—%	$1,121,160	19.1%	—%	$469,004	41.8%
Interest bearing demand	1,930,143	24.5%	0.24%	1,382,732	23.7%	0.19%	547,411	39.6%
Savings	497,171	6.3%	0.18%	418,879	7.1%	0.22%	78,292	18.7%
Money market	1,651,023	21.0%	0.35%	1,040,086	17.7%	0.29%	610,937	58.7%
Total core deposits	5,668,501	72.0%	0.20%	3,962,857	67.6%	0.16%	1,705,644	43.0%
Brokered money market	74,815	0.9%	0.89%	150,035	2.6%	0.55%	(75,220)	(50.1)%
Customer time deposits	1,877,132	23.8%	0.90%	1,379,525	23.5%	1.03%	497,607	36.1%
Wholesale time deposits	260,180	3.3%	1.17%	367,793	6.3%	0.72%	(107,613)	(29.3)%
Total time deposits	2,137,312	27.1%	0.93%	1,747,318	29.8%	0.96%	389,994	22.3%
Total deposits	$7,880,628	100.0%	0.41%	$5,860,210	100.0%	0.41%	$2,020,418	34.5%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Years Ended
	December 31, 2016		December 31, 2015
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest-bearing demand	$1,256,284	—%	$1,105,553	—%
Interest-bearing
Interest bearing demand	1,504,305	0.21%	1,338,766	0.17%
Savings	426,745	0.20%	464,840	0.22%
Money market	1,315,234	0.36%	979,650	0.26%
Time deposits (1)	1,743,543	0.96%	1,574,100	0.92%
Total deposits	$6,246,111	0.41%	$5,462,909	0.37%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by months to maturity and deposit amount:

(Dollars in thousands)	December 31, 2016
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of less than $100K	Total
Three or less	$142,514	$98,328	$240,842
Over three to six	287,757	213,933	501,690
Over six to twelve	338,494	184,353	522,847
Over twelve	495,271	376,662	871,933
Total deposits	$1,264,036	$873,276	$2,137,312

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
As of December 31, 2016 and 2015, we had 10.59% and 11.46% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net. Tangible assets are total assets less goodwill and other intangible assets, net of related deferred tax liabilities. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.

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
The following table provides reconciliations of tangible common equity and the tangible common equity ratio to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in thousands)
	December 31, 2016	December 31, 2015
Total shareholders' equity	$1,292,047	$986,265
Less: goodwill, intangible assets, net of taxes	(268,870)	(149,622)
Tangible common equity	$1,023,177	$836,643
Total assets	$9,930,657	$7,449,479
Less: goodwill, core deposits intangibles, net	(268,870)	(149,622)
Tangible assets	$9,661,787	$7,299,857
Tangible common equity ratio	10.59%	11.46%
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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars in thousands, except per share amounts)
	December 31, 2016	December 31, 2015
Total shareholders' equity	$1,292,047	$986,265
Less: goodwill, intangible assets, net of taxes	(256,176)	(143,849)
Tangible book value	$1,035,871	$842,416
Common shares outstanding	51,765	43,143
Book value per share	$24.96	$22.86
Tangible book value per share	$20.01	$19.53
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of December 31, 2016, we had a Tier 1 leverage ratio of 12.2%, which provided us with $380.7 million in excess capital relative to our long-term planning target of 8%. As of December 31, 2016, Capital Bank Corporation had an 11.2% Tier 1 leverage ratio, a 12.4% Tier 1 common capital ratio, a 12.4% Tier 1 risk-based ratio and a 12.9% total risk-based capital ratio.
As of December 31, 2015, we had a Tier 1 leverage ratio of 12.7%, which provided us with 335.1 million in excess capital relative to our longer-term planning target of 8%. As of December 31, 2015, Capital Bank Corporation had a 11.1% Tier 1 leverage ratio, a 12.9% Tier I common capital ratio, a 12.9% Tier 1 risk-based ratio and an 13.7% total risk-based capital ratio.

The minimum ratios along with the actual ratios for us and the Bank as of December 31, 2016 and 2015 are presented in the following tables:

(Dollars in thousands)			Actual
	Well Capitalized Requirement	Adequately Capitalized Requirement	December 31, 2016	December 31, 2015
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	12.2%	12.7%
Bank	≥ 5.0%	≥ 4.0%	11.2%	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	12.4%	13.6%
Bank	≥ 6.5%	≥ 4.5%	12.4%	12.9%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	13.5%	14.7%
Bank	≥ 8.0%	≥ 6.0%	12.4%	12.9%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	14.0%	15.5%
Bank	≥ 10.0%	≥ 8.0%	12.9%	13.7%

	Actual
(Dollars in thousands)	December 31, 2016	December 31, 2015
CBF Consolidated
Tier 1 Leverage Capital	$1,101,743	$908,600
Excess Tier 1 Capital:
vs. 8% target	380,718	335,115
Capital Bank Corporation
Tier 1 Capital	1,010,409	793,722
Excess Tier 1 Capital:
vs. 8% target	290,399	221,304
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purpose of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in-over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2016, our capital conservation buffer would be 6.0%; exceeding the 2.5% 2019 requirement.
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
Dividend Program
On January 25, 2017, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on February 22, 2017, to shareholders of record as of February 8, 2017.
Liquidity

Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other funding needs, to maintain reserve requirements and to otherwise operate on an ongoing basis. To mitigate liquidity risk, our strategy is to fund asset growth primarily with low-cost customer deposits. We also operate under a liquidity policy and contingent liquidity plan that require us to monitor indicators of potential liquidity risk, utilize cash flowprojection models to forecast liquidity needs, identify alternative back-up sources of liquidity and maintain a cushion of cash and liquid securities at 15% of total assets.
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
As of December 31, 2016 and 2015, cash and liquid securities totaled 17.0% and 16.9% of assets, respectively, providing ample liquidity to support our existing bank franchise. As of December 31, 2016 and 2015, the ratio of wholesale to total funding was 14.3% and 19.4%, respectively, which is below our policy limit of 25%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short-term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in their most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At December 31, 2016 and 2015, there were $545.7 million and $460.9 million, respectively, in FHLB advances outstanding. In addition, we had $15.4 million and $25.4 million in letters of credit outstanding as of December 31, 2016 and 2015, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $415.9 million and $416.9 million, respectively.
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
The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and FHLB advances:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$12,593	$19,734
Outstanding at year-end	17,956	$11,630
Maximum month-end outstanding	23,369	30,472
Rate:
Weighted average	0.3%	0.1%
Weighted average interest rate	0.4%	0.1%
Advances from Federal Home Loan Bank
Balance:
Average daily outstanding	$496,981	$360,347
Outstanding at year-end	545,701	460,898
Maximum month-end outstanding	650,800	590,915
Rate:
Weighted average	0.5%	0.3%
Weighted average interest rate	0.7%	0.4%
As of December 31, 2016 and 2015, our holding company had cash of approximately $78.2 million and $95.3 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The decrease in cash was due to $51.9 million cash paid for CommunityOne, $18.1 million of common share buybacks, $19.1 million in dividends paid to shareholders during the twelve months ended December 31, 2016, offset by $70.0 million of dividends received from the Bank. We may use this dividend for general purposes including acquisitions, or as a return of capital to shareholders through future share repurchase or dividends.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2016 are summarized in the table below:

	Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements:
Commitments to extend credit	$1,881,383	$495,426	$336,943	$509,398	$539,616
Standby letters of credit	69,787	30,573	32,179	7,032	3
Total	$1,951,170	$525,999	$369,122	$516,430	$539,619

Contractual obligations:
Time deposits	$2,137,312	$1,265,380	$716,282	$150,048	$5,602
Operating lease obligations	49,984	8,960	14,205	9,863	16,956
Purchase obligations	44,605	12,830	19,478	7,198	5,099
FHLB advances	545,701	230,271	100,000	215,000	430
Long-term debt	116,456	—	—	—	116,456
CommunityOne Postretirement benefit plans	10,089	993	1,948	967	6,181
Total	$2,904,147	$1,518,434	$851,913	$383,076	$150,724

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. The total amount committed under these financial instruments was $2.0 billion as of December 31, 2016. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have liquid assets including cash and investment securities along with available borrowing capacity from various sources as discussed below.
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
We are obligated under operating leases for office and banking premises which expire in periods varying from four months to sixteen years. Future minimum lease payments, before considering renewal options that we have in many cases, totaled $50.0 million and $45.2 million at December 31, 2016 and 2015, respectively.
Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by us under long-term contractual relationships and based upon estimated utilization.

Long-term debt includes subordinated debentures with par amounts of $206.0 million and carrying values totaling $116.5 million at December 31, 2016.
The Bank has invested in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged. FHLB advances totaled $545.7 million at December 31, 2016.

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At December 31, 2016, approximately 52% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of five years or less. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At December 31, 2016, securities accounted for 14% of assets, and the effective duration of the portfolio was 4.1 years with limited extension risk to 4.6 years in a plus 300 immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At December 31, 2016, core deposits accounted for 72% of total deposits, and checking balances accounted for 61.3% of core deposits.
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
If a predefined immediate parallel rate shock cannot be modeled due to the low level of interest rates, a proportional rate shock and policy limit applies and all other declining rate shocks will be suspended until such scenarios can be modeled. Because of the current low level of interest rates, the minus 100, minus 200 and minus 300 rate shocks have been suspended. The maximum negative impact on forecasted net interest income and economic value of equity in a minus 75 basis point immediate parallel shift in interest rates is measured on a proportional basis. In addition to monitoring our compliance with these policies, management undertakes additional analysis, considering a wide range of possible interest rate fluctuations, including changes in the shape of the yield curve, and assessing the sensitivity of these results to key assumptions, including the behavior of depositors and loan customers.
Based upon the current interest rate environment, as of December 31, 2016, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$24,521	7.5%	$116,174	8.0%
200	17,435	5.3%	98,636	6.8%
100	9,125	2.8%	64,455	4.4%
—	—	—%	—	—%
(75)	(8,546)	(2.6)%	(73,587)	(5.1)%
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

In the event that our model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps. As of December 31, 2016, we were in compliance with all of the limits and policies established by our Board of Directors for active scenarios.
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
Management has excluded the former operations of CommunityOne Bancorp from the scope of management's report on internal control over financial reporting as of December 31, 2016, since CommunityOne was acquired by the Company during the fourth quarter of 2016.
Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), commonly referred to as the 2013 COSO framework. Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.
Capital Bank’s internal control over financial reporting has been audited by Crowe Horwath LLP, an independent registered public accounting firm.
Their report expresses an unqualified opinion on the effectiveness of Capital Bank’s internal control over financial reporting as of December 31, 2016. Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and has concluded that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2016.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders
Capital Bank Financial Corp.

We have audited the accompanying consolidated balance sheets of Capital Bank Financial Corp. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting contained in Item 9A of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the former operations of CommunityOne Bancorp, acquired during 2016, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Bank Financial Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Fort Lauderdale, Florida
February 24, 2017

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Capital Bank Financial Corp.:

In our opinion, the consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Capital Bank Financial Corp. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Miami, Florida
February 24, 2015

Capital Bank Financial Corp.
Consolidated Balance Sheets

(Dollars and shares in thousands, except per share data)	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$107,707	$87,985
Interest-bearing deposits in other banks	201,348	56,711
Total cash and cash equivalents	309,055	144,696
Trading securities	3,791	3,013
Investment securities available-for-sale at fair value (amortized cost $927,266 and $640,455, respectively)	912,250	637,329
Investment securities held-to-maturity at amortized cost (fair value $460,911 and $475,134, respectively)	463,959	472,505
Loans held for sale	12,874	10,569
Loans, net of deferred loan costs and fees	7,393,318	5,622,147
Less: Allowance for loan and lease losses	43,065	45,034
Loans, net	7,350,253	5,577,113
Other real estate owned	53,482	52,776
FDIC indemnification asset	—	6,725
Receivable from FDIC	—	678
Premises and equipment, net	205,425	159,149
Goodwill	235,500	134,522
Intangible assets, net	33,370	15,100
Deferred income tax asset, net	150,272	105,316
Other assets	200,426	129,988
Total Assets	$9,930,657	$7,449,479
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,590,164	$1,121,160
Interest bearing demand	1,930,143	1,382,732
Money market	1,725,838	1,190,121
Savings	497,171	418,879
Time deposits	2,137,312	1,747,318
Total deposits	7,880,628	5,860,210
Federal Home Loan Bank advances	545,701	460,898
Short-term borrowings	19,157	12,410
Long-term borrowings	116,456	85,777
Accrued expenses and other liabilities	76,668	43,919
Total liabilities	8,638,610	6,463,214

Commitments and contingencies (Note 18)

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 46,178 issued and 34,911 outstanding and 37,012 issued and 26,589 outstanding, respectively.	462	370
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,627 issued and 16,854 outstanding and 18,327 issued and 16,554 outstanding, respectively.	186	183
Additional paid in capital	1,368,459	1,076,415
Retained earnings	247,758	208,742
Accumulated other comprehensive loss	(12,434)	(5,196)
Treasury stock, at cost, 13,040 and 12,196 shares, respectively	(312,384)	(294,249)
Total shareholders’ equity	1,292,047	986,265
Total Liabilities and Shareholders’ Equity	$9,930,657	$7,449,479
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income

(Dollars and shares in thousands, except per share data)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Interest and dividend income
Loans, including fees	$268,159	$246,475	$248,588
Investment securities:
Taxable interest income	27,255	21,816	18,997
Tax-exempt interest income	508	527	611
Dividends	49	53	58
Interest-bearing deposits in other banks	392	111	105
Other earning assets	1,363	2,646	2,423
Total interest and dividend income	297,726	271,628	270,782
Interest expense
Deposits	25,325	20,314	17,451
Long-term borrowings	6,731	6,225	6,886
Federal Home Loan Bank advances	2,281	933	349
Other borrowings	61	27	36
Total interest expense	34,398	27,499	24,722
Net Interest Income	263,328	244,129	246,060
Provision (reversal) for loan and lease losses	5,113	2,346	(589)
Net interest income after provision for loan and lease losses	258,215	241,783	246,649
Non-Interest Income
Service charges on deposit accounts	20,023	20,251	22,063
Debit card income	13,921	12,308	11,977
Fees on mortgage loans originated and sold	4,847	4,290	4,130
Investment advisory and trust fees	1,833	3,588	4,524
FDIC indemnification asset expense	—	(7,882)	(11,531)
Termination of loss share agreements	(9,178)	—	—
Investment securities gains, net	2,122	332	976
Other-than-temporary impairment loss on investments:
Gross impairment loss	—	(288)	—
Less: Impairment recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	—	(288)	—
Other income	10,306	9,699	11,668
Total non-interest income	43,874	42,298	43,807
Non-Interest Expense
Salaries and employee benefits	89,370	88,601	93,408
Stock-based compensation expense	2,105	701	2,642
Net occupancy and equipment expense	30,772	30,889	33,817
Computer services	14,366	13,690	13,387
Software expense	8,375	8,483	7,814
Telecommunication expense	7,027	5,430	5,989
OREO valuation expense	3,005	5,516	10,901
Net gains on sales of OREO	(1,401)	(2,116)	(4,555)
Foreclosed asset related expense	1,594	2,551	3,914
Loan workout expense	848	2,262	4,557
Conversion and merger related expense	21,842	704	—
Professional fees	6,368	6,944	7,690

Losses on early extinguishment of debt	—	1,438	—
Legal settlement expense	2,861	—	—
Contingent value right expense	—	120	1,706
Regulatory assessments	4,467	6,435	6,619
Restructuring charges, net	38	6,790	—
Other expense	21,361	19,813	20,958
Total non-interest expense	212,998	198,251	208,847
Income before income taxes	89,091	85,830	81,609
Income tax expense	30,927	31,109	30,691
Net income	$58,164	$54,721	$50,918

Earnings per share:
Basic	$1.30	$1.21	$1.05
Diluted	$1.28	$1.18	$1.02

Weighted average shares outstanding:
Basic	44,620	45,259	48,610
Diluted	45,513	46,479	49,869
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net Income	$58,164	$54,721	$50,918
Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) on investment securities available-for-sale	(9,575)	(4,205)	5,815
Reclassification adjustment for gains realized in net income on securities available-for-sale	(1,978)	(326)	(1,134)
Reclassification adjustment for losses amortized in net income on securities transferred from available-for-sale to held-to-maturity	1,406	1,501	1,444
Unrealized holding gains on cash flow hedges	1,432	2,915	—
Reclassification adjustments for net gains included in net income on cash flow hedges	(2,463)	(2,129)	—
Other comprehensive income (loss), before tax:	(11,178)	(2,244)	6,125
Tax effect	3,940	872	(2,421)
Other comprehensive income (loss), net of tax:	(7,238)	(1,372)	3,704
Comprehensive income	$50,926	$53,349	$54,622
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2013	33,051	$362	19,047	$196	$1,082,235	$107,485	$(7,528)	$(69,962)	$1,112,788
Net income	—	—	—	—	—	50,918	—	—	50,918
Other comprehensive income, net of tax expense of $2,421	—	—	—	—	—	—	3,704	—	3,704
Stock-based compensation	—	—	—	—	2,642	—	—	—	2,642
Restricted stock cancelled	(192)	(1)	—	—	(4,852)	—	—	—	(4,853)
Full value stock awards	12	—	—	—	—	—	—	—	—
Excess tax benefit from share-based payment	—	—	—	—	1,603	—	—	—	1,603
Purchase of treasury stock	(3,625)	—	(700)	—	—	—	—	(103,228)	(103,228)
Conversion of shares	904	9	(904)	(9)	—	—	—	—	—
Balance, December 31, 2014	30,150	370	17,443	187	1,081,628	158,403	(3,824)	(173,190)	1,063,574
Net income	—	—	—	—	—	54,721	—	—	54,721
Dividends paid	—	—	—	—	—	(4,382)	—	—	(4,382)
Other comprehensive income, net of tax benefit of $872	—	—	—	—	—	—	(1,372)	—	(1,372)
Stock-based compensation	—	—	—	—	701	—	—	—	701
Nonqualified stock option exercise	34	—	—	—	616	—	—	—	616
Excess tax benefit from share-based payment	—	—	—	—	5,508	—	—	—	5,508
Full value stock awards	10	—	—	—	—	—	—	—	—
Restricted stock cancelled	(384)	(4)	—	—	(12,038)	—	—	—	(12,042)
Purchase of treasury stock	(3,636)	—	(474)	—	—	—	—	(121,059)	(121,059)
Conversion of shares	415	4	(415)	(4)	—	—	—	—	—
Balance, December 31, 2015	26,589	370	16,554	183	1,076,415	208,742	(5,196)	(294,249)	986,265
Net income	—	—	—	—	—	58,164	—	—	58,164
Dividends paid	—	—	—	—	—	(19,148)	—	—	(19,148)
Other comprehensive income, net of tax benefit of $3,940	—	—	—	—	—	—	(7,238)	—	(7,238)
Stock-based compensation	—	—	—	—	2,143	—	—	—	2,143
Issuance of shares for merger	8,877	89	—	—	288,403	—	—	—	288,492
Restricted stock grants	201	2	—	—	(2)	—	—	—	—
Nonqualified stock option exercise	87	1	—	—	1,699	—	—	—	1,700
Full value stock awards	10	—	—	—	—	—	—	—	—
Restricted stock cancelled	(10)	—	—	—	(196)	—	—	—	(196)
Purchase of treasury stock	(543)	—	—	—	—	—	—	(18,135)	(18,135)
Conversion of shares	(300)	—	300	3	(3)	—	—	—	—
Balance, December 31, 2016	34,911	$462	16,854	$186	$1,368,459	$247,758	$(12,434)	$(312,384)	$1,292,047
The accompanying notes are an integral part of these financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net income	$58,164	$54,721	$50,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchased credit impaired loans	(78,708)	(96,330)	(119,701)
Depreciation and amortization	17,543	17,907	18,769
Impairment of premises and equipments	—	1,525	—
Provision (reversal) for loan losses	5,113	2,346	(589)
Deferred income tax	22,779	25,180	32,181
Net amortization of investment securities premium/discount	4,626	5,865	8,606
Other-than-temporary impairment of investment	—	288	—
Net realized gains on investment securities	(2,122)	(332)	(976)
Stock-based compensation expense	2,143	701	2,642
Net gains on sales of OREO	(1,401)	(2,116)	(4,555)
OREO valuation expense	3,005	5,516	10,901
Other	(4)	(24)	58
Net deferred loan origination fees	(3,184)	(6,988)	(6,334)
Losses on extinguishment of debt	—	1,438	—
Mortgage loans originated for sale	(172,866)	(168,476)	(144,761)
Proceeds from sales of mortgage loans originated for sale	178,354	167,712	151,387
Fees on mortgage loans originated and sold	(4,847)	(4,290)	(4,130)
FDIC indemnification asset expense	—	7,882	11,531
Gains on sales/disposals of premises and equipment	(29)	(803)	(22)
Termination of loss share agreements	9,178	—	—
Net proceeds from FDIC loss share agreements	(186)	4,694	10,723
Change in other assets	(9,433)	(6,607)	(10,151)
Change in accrued expenses and other liabilities	14,485	(4,339)	(11,177)
Net cash provided by (used in) operating activities	42,610	5,470	(4,680)
Cash flows from investing activities
Purchases of investment securities available-for-sale	(417,356)	(265,869)	(191,979)
Purchases of investment securities held-to-maturity	(68,600)	(110,126)	(44,143)
Proceeds from sale of investment securities available-for-sale	524,261	108,557	216,861
Repayments of principal and maturities of investment securities available-for-sale	92,812	66,173	107,872
Repayments of principal and maturities of investment securities held-to-maturity	77,556	75,119	71,507
Net sales (purchases) of FHLB and FRB stock	8,703	24,920	(6,569)
Net cash acquired through acquisition of CommunityOne	5,017	—	—
Settlement of loss share agreements	(3,029)	—	—
Redemption of contingent value right	—	(17,162)	—
Net increase in loans	(295,991)	(544,658)	(375,652)
Proceeds from commercial loans sold	87,091	—	—
Proceeds from sales of loans	—	—	10,002

Purchases of premises and equipment	(11,088)	(5,073)	(6,840)
Proceeds from sales of premises and equipment	2,588	2,202	139
Proceeds from sales of OREO	16,631	34,458	80,393
Net cash provided by (used in) investing activities	18,595	(631,459)	(138,409)
Cash flows from financing activities
Net increase in demand, money market and savings accounts	323,315	276,492	98,834
Net (decrease) increase in time deposits	(194,727)	328,618	(28,797)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(6,682)	(10,997)	(1,442)
Prepayment of long-term repurchase agreements	—	(53,661)	—
Proceeds from short-term FHLB advances	1,660,000	165,000	200,000
Repayment of short-term FHLB advances	(1,560,000)	—	—
Proceeds from long-term FHLB advances	175,000	—	—
Repayment of long-term FHLB advances	(252,474)	(192)	(187)
Prepayment of long-term borrowings	(5,500)	—	—
Prepayment of subordinated debt	—	(3,393)	—
Excess tax benefit from share-based payment	—	5,508	1,603
Proceeds from exercise of stock options	1,701	616	—
Restricted stock cancelled	(196)	—	—
Dividends paid	(19,148)	(4,382)	—
Purchases of treasury stock	(18,135)	(121,059)	(103,228)
Net cash provided by financing activities	103,154	582,550	166,783
Net increase (decrease) in cash and cash equivalents	164,359	(43,439)	23,694
Cash and cash equivalents at beginning of period	144,696	188,135	164,441
Cash and cash equivalents at end of period	$309,055	$144,696	$188,135

Supplemental disclosures of cash:
Interest paid	$34,560	$26,257	$25,138
Cash collections of contractual interest on purchased credit impaired loans	43,544	58,211	86,006
Income taxes paid	18,899	1,197	1,245
Supplemental disclosures of non-cash transactions:
OREO acquired through loans and other assets transfers	$8,922	$13,008	$34,970
OREO acquired through acquisitions	10,018	—	—
Commercial loans transferred to held for sale	87,091	—	—
Net acquisition of non-cash assets, excluding OREO	168,673	—	—
The accompanying notes are an integral part of these financial statements.

1. Summary of Significant Accounting Policies
Nature of Operations and Principles of Consolidation
Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in late 2009 in Delaware and headquartered in North Carolina whose business is conducted primarily through Capital Bank Corporation (the “Bank”; formerly known as Capital Bank, N.A.). The Company was incorporated with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. CBF has raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of its common stock. Since inception, CBF has acquired eight depository institutions, including the assets and certain deposits from failed banks. CBF has a total of 196 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia. Through its branches CBF offers a wide range of commercial and consumer loans and deposits, as well as ancillary financial services.
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
Acquisition Accounting
Acquisitions are accounted for under the acquisition method of accounting. Purchased assets and assumed liabilities are recorded at their estimated fair values as of the purchase date. Any identifiable intangible assets are also recorded at fair value. When the fair value of the assets purchased exceeds the fair value of liabilities assumed, it results in a “bargain purchase gain.” If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.
All identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Because deposit liabilities and the related customer relationship intangible assets may be exchanged in a sale or exchange transaction, the intangible asset associated with the depositor relationship is considered identifiable.
Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows is recognized prospectively as adjustments to the accretable yield and can result in a reversal of the provision for loan losses to the extent of prior provisions and adjust accretable discount if no prior provisions have been made.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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
Estimates of expected cash flows incorporate assumptions of expected prepayments, probability of default and loss severity given default. Probability of default assumptions are derived from incurred and expected loss data published in third party research reports for commercial, commercial real estate and residential loans. Probability of default assumptions for residential loans are adjusted to incorporate increased risk for historical delinquency occurrence and high loan to collateral value (“LTV”) ratios, and updated borrower credit information. For commercial and commercial real estate loans, probability of default assumptions are adjusted for loan risk ratings of the Company. Loss severity given default assumptions are developed based upon third party research reports or estimates of current LTV ratios which use real estate price index values for the applicable state or Metropolitan Statistical Area (“MSA”) where available.
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
FDIC Indemnification Asset
Pursuant to purchase and assumption agreements with the FDIC, the Bank has entered into loss share agreements in which the FDIC would reimburse the Company for certain amounts related to certain acquired loans and other real estate owned, should the Company experience a loss during the term of the agreement. An indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The indemnification asset on the acquisition date reflects the present value of future cash flows expected to be received from the FDIC using an appropriate discount rate which reflects counterparty credit risk.
Subsequent to initial recognition, the indemnification asset was measured on the same basis as the related indemnified loans and other real estate owned "OREO" and was impacted by changes in estimated cash flows associated with these loans and foreclosed properties. Deterioration in expected cash flows of the loans were immediately recorded as an adjustment to the allowance for loan and lease losses and would correspondingly result in an increase in the indemnification asset, with the offset recorded through the consolidated statement of income. Improvements in the cash flows of the loans would first result in a reversal of any existing cumulative impairment and related valuation allowance and a corresponding decrease in the indemnification asset. Subsequent to the full reversal of any such valuation allowance, additional improvement in loan cash

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

flows is reflected as an adjustment to yield that is accreted into income over the remaining term of the loans along with increased amortization of the indemnification asset. Such amortization is recognized over the shorter of a) the remaining term of the loans or b) the life of the shared loss agreements. Loss assumptions used for the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss sharing agreements.
On March 21, 2016, the Company entered into an agreement with the FDIC to terminate all existing loss share agreements. As such, the FDIC indemnification asset was written-off effectively accelerating all future FDIC indemnification asset amortization expense as well as ending any future FDIC indemnification income.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
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
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. As of December 31, 2016 and 2015, management considered the need for a valuation allowance and based upon its assessment of the evidence available at the time of the analysis, concluded that a valuation allowance was not necessary. In addition, management’s assessment of the need for a valuation allowance includes interpretations of tax laws, lapse of statute of limitations and changes in statutory and regulatory guidance. The Company is no longer subject to federal, state and local examinations by tax authorities for years before 2013.
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
Loss Contingencies, Contingent Value Rights and Loss Share Clawback Liabilities
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Current

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

contingent value rights and FDIC loss share related clawback liabilities are recorded within accrued expenses and other liabilities and periodically remeasured, with any changes in measurement accounted for as non-interest expense. During the first quarter of 2015, the Bank completed the early redemption of Southern Community Contingent Valuation Rights (CVR).
Related Party Transactions
Certain of the directors and executive officers of Capital Bank Corporation, members of their immediate families and entities with which they are associated are deposit and loan customers of the Bank.
Total loans outstanding as of December 31, 2016 consisted of the following:

(Dollars in thousands)	2016
Balance, January 1	$21,678
New loans and advances	7,272
Repayments	(4,082)
Balance, December 31	$24,868

Operating Segments
While the chief operating decision-makers monitor the revenue streams of the various products and services, the financial services operations are considered by management to be one reportable segment. Operations are managed and financial performance is evaluated on a Company-wide basis.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350)". The amendments in this update aim to simplify the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets and still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)". The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied prospectively on or after the effective date. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows—Credit Losses (Topic 230)". The amendments in this update provide guidance on the following eight specific cash flow issues: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interests in securitization transactions; (8) Separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

period. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326)". Assets Measured at Amortized Cost—The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606)". The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in 2 exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are for annual reporting periods beginning or after December 15,2016. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-9, "Compensation—Stock compensation (Topic 718)". Improvements to employee share-based payment accounting" which objective is the simplification through the identification, evaluation, and improvement of areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. As permitted, we early adopted this ASU during the fourth quarter of 2016. The adoption did not have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-7, "Investments—Equity Method and Joint Ventures (Topic 323)". The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated 2 other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The adoption of ASU 2016-7 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-6, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments". The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2016-6 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
In January 2016, the FASB issued ASU 2016-1, "Financial instruments—Overall (Subtopic 825-10)" which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. For public business entities, the amendments in ASU 2016-1 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-1 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern and to provide disclosure if events or conditions arise that would place substantial doubt on the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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

(Shares in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Weighted average number of shares outstanding:
Basic	44,620	45,259	48,610
Dilutive effect of options outstanding	876	825	533
Dilutive effect of unvested restricted shares	17	395	726
Diluted	45,513	46,479	49,869
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Anti-dilutive stock options	3	10	11
Anti-dilutive unvested restricted shares	5	—	—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

3. Business Combinations and Acquisitions
Acquisition of CommunityOne Bancorp
On October 26, 2016, the Company completed its acquisition of CommunityOne Bancorp (“CommunityOne”) whereby CommunityOne merged with and into the Company. CommunityOne was a North Carolina-based bank with $2.4 billion in assets and 45 full service banking branches as of October 26, 2016. The combination will strengthen Capital Bank’s franchise in North Carolina, particularly in Charlotte, as well as in Greensboro/Winston Salem and the Catawba/Caldwell county area.
The Company acquired 100% of the outstanding common stock of CommunityOne. The total purchase price for CommunityOne was $340.5 million, consisting of $51.9 million of cash, and the issuance of 8.9 million shares of Capital Bank Common Stock valued at $288.6 million based on the Company's stock on October 25, 2016.
The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value, with any excess of purchase consideration over the net assets being reported as goodwill. As the fair value of consideration paid exceeded the estimated fair value of net assets acquired, nondeductible goodwill of $104.8 million was recorded. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available. Management continues to review initial estimates on certain areas such as loan valuations, core deposit intangibles and the deferred tax asset.
The following table summarizes the Company's investment and CommunityOne's opening balance sheet as of October 26, 2016 adjusted to their preliminary fair value:

(Dollars in thousands)
Fair value of assets acquired:	October 26, 2016
Cash and cash equivalents	$57,060
Investment securities	488,814
Loans	1,497,739
Premises and equipment	46,763
Goodwill	104,784
Other intangible assets	19,865
Deferred tax asset	59,650
Other assets	86,612
Total assets acquired	2,361,287

Fair value of liabilities assumed:
Deposits	1,891,830
Long term debt and other borrowings	109,464
Other liabilities	19,457
Total liabilities assumed	2,020,751
Net assets acquired	$340,536

The following table summarizes the fair value of loans, the total contractual principal and interest payments, and management's estimate of expected total cash payments of purchase credit impaired loans:

(Dollars in thousands)	Fair Value of Acquired Loans	Gross Contractual Amounts Receivable	Best Estimate of Contractual Cash Flows not to be Collected
Loans acquired subject to ASC 310-30	$129,075	$182,927	$34,219

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

In addition, the Bank acquired loans of $1,368 million not determined to be purchase credit impaired at the time of acquisition. These loans have an estimated cash flow of $1,601 million and management expects to collect contractual required payments from the borrower with similar characteristics as other non-impaired loans.
In the assumption of deposit liabilities, the Company estimated the fair value of the core deposits intangible asset to be $19.9 million, which will be amortized utilizing an accelerated amortization method over an estimated economic life of 10 years. Fair value estimates are based on factors such as type of deposit, retention rates, interest rates and customer relationships.

Pro-forma financial information
Pro-forma data for the twelve months ending December 31, 2016 and December 31, 2015 listed in the table below presents pro-forma information as if the CommunityOne acquisition occurred at the beginning of 2015. The results include $22.8 million of transaction and integration expense incurred during the twelve months ended December 31, 2016. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates. Because the CommunityOne transaction closed on October 26, 2016, there is no pro-forma information for the three month period ending December 31, 2016 as both Capital Bank and CommunityOne actual results are included in the current reported figures.

(Dollars and shares in thousands, except per share data)	For the twelve months ended December 31, 2016	For the twelve months ended December 31, 2015
Net interest income	$315,427	$312,504
Net income	$67,390	$60,841
Basic earnings per share	$1.30	$1.12
Diluted earnings per share	$1.28	$1.10

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

4. Investment Securities
Trading securities totaled $3.8 million and $3.0 million at December 31, 2016 and December 31, 2015, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2016 and December 31, 2015, are presented below:

(Dollars in thousands)	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$28,354	$786	$187	$28,953
State and political subdivisions - tax exempt	11,871	—	794	11,077
Mortgage-backed securities—residential issued by government sponsored entities	883,802	1,644	16,524	868,922
Industrial revenue bonds	3,239	59	—	3,298
Total	$927,266	$2,489	$17,505	$912,250
Held-to-Maturity
U.S. Government agencies	$11,234	$77	$—	$11,311
Corporate bonds	94,010	279	2,301	91,988
State and political subdivisions—tax exempt	8,069	389	—	8,458
State and political subdivisions—taxable	520	13	—	533
Mortgage-backed securities—residential issued by government sponsored entities	350,126	1,081	2,586	348,621
Total	$463,959	$1,839	$4,887	$460,911

(Dollars in thousands)	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$22,870	$112	$227	$22,755
Mortgage-backed securities—residential issued by government sponsored entities	614,176	1,376	4,415	611,137
Industrial revenue bonds	3,409	28	—	3,437
Total	$640,455	$1,516	$4,642	$637,329
Held-to-Maturity
U.S. Government agencies	$12,805	$230	$—	$13,035
Corporate bonds	70,059	—	401	69,658
State and political subdivisions—tax exempt	10,849	488	—	11,337
State and political subdivisions—taxable	528	17	—	545
Mortgage-backed securities—residential issued by government sponsored entities	378,264	3,107	812	380,559
Total	$472,505	$3,842	$1,213	$475,134

Proceeds from sales of securities were $524.3 million, $108.6 million and $216.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Gross gains of $2.1 million, $0.5 million and $1.9 million were realized on sales of these investments during the years ended December 31, 2016, 2015 and 2014, respectively. Gross losses of $0.1

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

million, $0.2 million and $0.8 million were realized on sales of these investments during the years ended December 31, 2016, 2015 and 2014, respectively.
The estimated fair value of investment securities at December 31, 2016, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	December 31, 2016
	Amortized Cost	Estimated Fair Value	Yield
Available-for-Sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	1,000	946	1.60%
Due after ten years	42,464	42,382	2.79%
Mortgage-backed securities—residential issued by government sponsored entities	883,802	868,922	2.19%
Total	$927,266	$912,250	2.22%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-Maturity
Due in one year or less	$—	$—	—%
Due after one year through five years	34,920	33,138	4.80%
Due after five years through ten years	47,159	47,108	4.90%
Due after ten years	31,754	32,044	4.37%
Mortgage-backed securities—residential issued by government sponsored entities	350,126	348,621	2.33%
Total	$463,959	$460,911	2.92%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2016
Available-for-Sale
Corporate bonds	$—	$—	$8,412	$187	$8,412	$187
State and political subdivisions - tax exempt	11,077	794	—	—	11,077	794
Mortgage-backed securities—residential issued by government sponsored entities	672,672	16,524	—	—	672,672	16,524
Total	$683,749	$17,318	$8,412	$187	$692,161	$17,505
Held-to-Maturity
U.S. Government agencies	$11,311	$402	$—	$—	$11,311	$402
Corporate bonds	24,629	371	28,112	1,930	52,741	2,301
Mortgage-backed securities—residential issued by government sponsored entities	276,555	6,614	8,494	332	285,049	6,946
Total	$312,495	$7,387	$36,606	$2,262	$349,101	$9,649

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2015
Available-for-Sale
Corporate bonds	$8,237	$227	$—	$—	$8,237	$227
Mortgage-backed securities—residential issued by government sponsored entities	378,852	3,723	31,273	692	410,125	4,415
Total	$387,089	$3,950	$31,273	$692	$418,362	$4,642
Held-to-Maturity
U.S. Government agencies	$—	$—	$13,035	$351	$13,035	$351
Corporate bonds	44,658	401	—	—	44,658	401
Mortgage-backed securities—residential issued by government sponsored entities	143,368	1,691	143,147	3,298	286,515	4,989
Total	$188,026	$2,092	$156,182	$3,649	$344,208	$5,741
The table below presents a rollforward of the other than temporary impairment credit losses recognized in earnings for the years ended December 31, 2016, 2015 and 2014:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	$1,002	$714	$714
Additions/subtractions:
Credit losses recognized during the period	—	288	—
Ending balance	$1,002	$1,002	$714

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

As of December 31, 2016, the Company’s security portfolio consisted of 159 securities, 89 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.
The corporate bonds in an unrealized loss position at December 31, 2016 continue to perform and are expected to perform through maturity. Unrealized losses associated with these securities are primarily due to changes in interest rates and market volatility, and the corporate issuers have not experienced significant adverse events that would call into question their ability to repay those debt obligations according to contractual terms. Further, because the Company does not have the intent to sell these corporate bonds and it is more likely than not that it will not be required to sell the securities before their anticipated recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2016.
All of the mortgage-backed securities at December 31, 2016 and 2015 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016 or 2015.
Investment securities having carrying values of approximately $621.8 million and $311.5 million at December 31, 2016 and 2015, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

5. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Non-owner occupied commercial real estate	$1,130,883	$866,392
Other commercial construction and land	327,622	196,795
Multifamily commercial real estate	117,515	80,708
1-4 family residential construction and land	140,030	93,242
Total commercial real estate	1,716,050	1,237,137
Owner occupied commercial real estate	1,321,405	1,104,972
Commercial and industrial	1,468,874	1,309,704
Lease financing	—	1,256
Total commercial	2,790,279	2,415,932
1-4 family residential	1,714,702	1,017,791
Home equity loans	507,759	375,276
Other consumer loans	448,972	436,478
Total consumer	2,671,433	1,829,545
Other	228,430	150,102
Total loans	$7,406,192	$5,632,716
Total loans include $12.9 million and $10.6 million of loans held for sale and $15.5 million and $17.1 million of net deferred loan origination costs and fees as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, other loans include $41.9 million, $149.0 million and $1.6 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2015, other loans include $42.8 million, $96.2 million and $1.3 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
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

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Accretable Yield
Balance at beginning of period	$208,844	$292,633	$383,775
New PCI loans purchased	19,633	—	—
Accretion of income	(78,708)	(96,330)	(119,701)
Reclassification from nonaccretable difference	41,184	91,870	71,626
Other	(29,314)	(79,329)	(43,067)
Balance at end of period	$161,639	$208,844	$292,633

Nonaccretable difference, balance at the end of the period	$126,728	$138,725	$204,033
The following table presents PCI loans acquired during the year ended December 31, 2016:

(Dollars in thousands)	December 31, 2016
Contractual payments receivable for acquired loans at acquisition	182,927
Cash flows expected to be collected at acquisition	148,708
Fair value of acquired loans at acquisition	129,075

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Non-covered Loans
The following is a summary of the major categories of non-covered loans outstanding as of December 31, 2016 and December 31, 2015:

(Dollars in thousands)	Non-PCI Loans
December 31, 2016	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$680,044	$221,304	$229,535	$1,130,883
Other commercial construction and land	182,486	73,248	71,888	327,622
Multifamily commercial real estate	77,694	19,108	20,713	117,515
1-4 family residential construction and land	105,816	33,831	383	140,030
Total commercial real estate	1,046,040	347,491	322,519	1,716,050
Owner occupied commercial real estate	901,957	239,982	179,466	1,321,405
Commercial and industrial loans	1,283,012	96,494	89,368	1,468,874
Lease financing	—	—	—	—
Total commercial	2,184,969	336,476	268,834	2,790,279
1-4 family residential	994,323	505,420	214,959	1,714,702
Home equity loans	172,883	268,093	66,783	507,759
Other consumer loans	330,423	88,134	30,415	448,972
Total consumer	1,497,629	861,647	312,157	2,671,433
Other	185,839	9,776	32,815	228,430
Total loans	$4,914,477	$1,555,390	$936,325	$7,406,192

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Non-covered Loans
Non-owner occupied commercial real estate	$517,559	$46,081	$302,752	$866,392
Other commercial construction and land	110,716	202	85,754	196,672
Multifamily commercial real estate	51,413	5,686	23,609	80,708
1-4 family residential construction and land	90,304	—	2,938	93,242
Total commercial real estate	769,992	51,969	415,053	1,237,014
Owner occupied commercial real estate	858,068	36,927	209,910	1,104,905
Commercial and industrial loans	1,222,320	6,255	81,129	1,309,704
Lease financing	1,256	—	—	1,256
Total commercial	2,081,644	43,182	291,039	2,415,865
1-4 family residential	733,349	32,194	211,361	976,904
Home equity loans	148,855	126,547	67,449	342,851
Other consumer loans	429,346	3,911	3,221	436,478
Total consumer	1,311,550	162,652	282,031	1,756,233
Other	114,995	2,269	32,838	150,102
Total loans	$4,278,181	$260,072	$1,020,961	$5,559,214

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Covered Loans
The following is a summary of the major categories of covered loans outstanding as of December 31, 2015:

(Dollars in thousands)	Non-PCI Loans
December 31, 2015	New	Acquired	PCI Loans	Total Covered Loans
Non-owner occupied commercial real estate	$—	$—	$—	$—
Other commercial construction and land	—	—	123	123
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	—	—	123	123
Owner occupied commercial real estate	—	—	67	67
Commercial and industrial loans	—	—	—	—
Lease financing	—	—	—	—
Total commercial	—	—	67	67
1-4 family residential	—	2,265	38,622	40,887
Home equity loans	—	24,890	7,535	32,425
Other consumer loans	—	—	—	—
Total consumer	—	27,155	46,157	73,312
Other	—	—	—	—
Total loans	$—	$27,155	$46,347	$73,502

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2016:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$2,584	$—	$2,584
Other commercial construction and land	23	—	—	—	204	—	227
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	148	—	—	—	—	—	148
Total commercial real estate	171	—	—	—	2,788	—	2,959
Owner occupied commercial real estate	2,633	—	—	—	2,950	—	5,583
Commercial and industrial loans	169	—	—	—	698	—	867
Lease financing	—	—	—	—	—	—	—
Total commercial	2,802	—	—	—	3,648	—	6,450
1-4 family residential	493	—	—	—	1,048	—	1,541
Home equity loans	1,336	—	—	—	1,568	—	2,904
Other consumer loans	8,143	—	—	—	2,397	—	10,540
Total consumer	9,972	—	—	—	5,013	—	14,985
Other	—	—	—	—	—	—	—
Total loans	$12,945	$—	$—	$—	$11,449	$—	$24,394

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$1,130	$—	$—	$—	$1,130
Other commercial construction and land	550	—	777	—	—	—	1,327
Multifamily commercial real estate	—	—	420	—	—	—	420
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	550	—	2,327	—	—	—	2,877
Owner occupied commercial real estate	1,844	—	3,776	—	—	—	5,620
Commercial and industrial loans	592	—	509	—	—	—	1,101
Lease financing	—	—	—	—	—	—	—
Total commercial	2,436	—	4,285	—	—	—	6,721
1-4 family residential	4,288	—	6,060	—	—	—	10,348
Home equity loans	1,128	—	1,470	—	—	—	2,598
Other consumer loans	2,558	—	1,048	—	—	—	3,606
Total consumer	7,974	—	8,578	—	—	—	16,552
Other	87	—	716	—	—	—	803
Total loans	$11,047	$—	$15,906	$—	$—	$—	$26,953

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2015:

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Non-purchased credit impaired loans	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$—	$—	$1,406	$—	$1,406
Other commercial construction and land	48	—	—	—	186	—	234
Multifamily commercial real estate	—	—	—	—	88	—	88
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	48	—	—	—	1,680	—	1,728
Owner occupied commercial real estate	220	—	—	—	1,107	—	1,327
Commercial and industrial loans	185	—	—	—	923	—	1,108
Lease financing	—	—	—	—	—	—	—
Total commercial	405	—	—	—	2,030	—	2,435
1-4 family residential	233	—	—	—	1,183	37	1,453
Home equity loans	1,141	290	—	—	1,741	901	4,073
Other consumer loans	3,816	—	—	—	1,373	—	5,189
Total consumer	5,190	290	—	—	4,297	938	10,715
Other	—	—	—	—	—	—	—
Total loans	$5,643	$290	$—	$—	$8,007	$938	$14,878

(Dollars in thousands)	30-89 Days Past Due		Greater than 90 Days Past Due and Still Accruing/Accreting		Non-accrual
Purchased credit impaired loans*	Non-Covered	Covered	Non-Covered	Covered	Non-Covered	Covered	Total
Non-owner occupied commercial real estate	$—	$—	$1,744	$—	$—	$—	$1,744
Other commercial construction and land	934	—	3,768	—	—	—	4,702
Multifamily commercial real estate	—	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—	—
Total commercial real estate	934	—	5,512	—	—	—	6,446
Owner occupied commercial real estate	1,341	—	3,458	—	—	—	4,799
Commercial and industrial loans	205	—	1,735	—	—	—	1,940
Lease financing	—	—	—	—	—	—	—
Total commercial	1,546	—	5,193	—	—	—	6,739
1-4 family residential	2,011	351	1,962	1,245	—	—	5,569
Home equity loans	1,626	220	422	80	—	—	2,348
Other consumer loans	54	—	50	—	—	—	104
Total consumer	3,691	571	2,434	1,325	—	—	8,021
Other	—	—	41	—	—	—	41
Total loans	$6,171	$571	$13,180	$1,325	$—	$—	$21,247
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

The following table summarizes loans, excluding PCI loans by internal rating at December 31, 2016:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing/ Accreting	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$896,394	$1,251	$1,119	$2,584	$—	$901,348
Other commercial construction and land	255,530	—	—	204	—	255,734
Multifamily commercial real estate	96,802	—	—	—	—	96,802
1-4 family residential construction and land	139,647	—	—	—	—	139,647
Total commercial real estate	1,388,373	1,251	1,119	2,788	—	1,393,531
Owner occupied commercial real estate	1,124,285	10,210	4,494	2,950	—	1,141,939
Commercial and industrial loans	1,351,581	16,709	10,518	698	—	1,379,506
Lease financing	—	—	—	—	—	—
Total commercial	2,475,866	26,919	15,012	3,648	—	2,521,445
1-4 family residential	1,495,653	899	2,143	1,048	—	1,499,743
Home equity loans	437,880	62	1,466	1,568	—	440,976
Other consumer loans	416,117	—	43	2,397	—	418,557
Total consumer	2,349,650	961	3,652	5,013	—	2,359,276
Other	195,615	—	—	—	—	195,615
Total loans	$6,409,504	$29,131	$19,783	$11,449	$—	$6,469,867

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

6. Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses for the years ended December 31, 2016, 2015 and 2014 is as follows:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Balance, beginning of period	$45,034	$50,211	$56,851
Provision (reversal) for loan losses for PCI loans	(1,473)	(3,121)	(9,044)
Provision for loan losses for non-PCI loans	6,586	5,467	8,455
PCI Loans charged off	—	(1,247)	—
Non-PCI loans charged-off	(9,576)	(8,880)	(9,202)
Recoveries of non-PCI loans previously charged-off	2,494	2,604	3,151
Balance, end of period	$43,065	$45,034	$50,211

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following tables present the roll forward of the allowance for loan and lease losses for the year ended December 31, 2016 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2015	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	December 31, 2016
Non-owner occupied commercial real estate	$1,598	$415	$(24)	$1,989
Other commercial construction and land	12,919	(274)	47	12,692
Multifamily commercial real estate	186	(15)	—	171
1-4 family residential construction and land	1,275	(616)	7	666
Total commercial real estate	15,978	(490)	30	15,518
Owner occupied commercial real estate	1,505	16	(124)	1,397
Commercial and industrial loans	9,627	1,013	(1,131)	9,509
Lease financing	—	—	—	—
Total commercial	11,132	1,029	(1,255)	10,906
1-4 family residential	11,057	(2,015)	146	9,188
Home equity loans	1,853	(573)	(66)	1,214
Other consumer loans	4,751	5,754	(4,615)	5,890
Total consumer	17,661	3,166	(4,535)	16,292
Other	263	1,408	(1,322)	349
Total loans	$45,034	$5,113	$(7,082)	$43,065
The following tables present the roll forward of the allowance for loan and lease losses for the year ended December 31, 2015 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2014	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	December 31, 2015
Non-owner occupied commercial real estate	$2,022	$(496)	$72	$1,598
Other commercial construction and land	12,181	1,651	(913)	12,919
Multifamily commercial real estate	252	(66)	—	186
1-4 family residential construction and land	1,102	166	7	1,275
Total commercial real estate	15,557	1,255	(834)	15,978
Owner occupied commercial real estate	2,504	(789)	(210)	1,505
Commercial and industrial loans	9,502	421	(296)	9,627
Lease financing	—	—	—	—
Total commercial	12,006	(368)	(506)	11,132
1-4 family residential	15,451	(4,094)	(300)	11,057
Home equity loans	2,815	(667)	(295)	1,853
Other consumer loans	4,122	4,522	(3,893)	4,751
Total consumer	22,388	(239)	(4,488)	17,661
Other	260	1,698	(1,695)	263
Total loans	$50,211	$2,346	$(7,523)	$45,034

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
The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the years ended December 31, 2016, 2015 and 2014, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended
	December 31, 2016
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,546	$24,488	$45,034
Charge-offs:
Non-owner occupied commercial real estate	(40)	—	(40)
Other commercial construction and land	1	—	1
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(39)	—	(39)
Owner occupied commercial real estate	(124)	—	(124)
Commercial and industrial loans	(1,240)	—	(1,240)
Lease financing	—	—	—
Total commercial	(1,364)	—	(1,364)
1-4 family residential	(65)	—	(65)
Home equity loans	(599)	—	(599)
Other consumer loans	(5,368)	—	(5,368)
Total consumer	(6,032)	—	(6,032)
Other	(2,141)	—	(2,141)
Total charge-offs	(9,576)	—	(9,576)
Recoveries:
Non-owner occupied commercial real estate	16	—	16
Other commercial construction and land	46	—	46
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	7	—	7
Total commercial real estate	69	—	69
Owner occupied commercial real estate	—	—	—
Commercial and industrial loans	109	—	109
Lease financing	—	—	—
Total commercial	109	—	109
1-4 family residential	211	—	211
Home equity loans	533	—	533
Other consumer loans	753	—	753
Total consumer	1,497	—	1,497
Other	819	—	819
Total recoveries	2,494	—	2,494
Net charge-offs	(7,082)	—	(7,082)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(299)	714	415
Other commercial construction and land	(83)	(191)	(274)
Multifamily commercial real estate	(11)	(4)	(15)
1-4 family residential construction and land	(94)	(522)	(616)
Total commercial real estate	(487)	(3)	(490)
Owner occupied commercial real estate	(72)	88	16
Commercial and industrial loans	4	1,009	1,013
Lease financing	—	—	—
Total commercial	(68)	1,097	1,029
1-4 family residential	(160)	(1,855)	(2,015)
Home equity loans	109	(682)	(573)
Other consumer loans	5,800	(46)	5,754
Total consumer	5,749	(2,583)	3,166
Other	1,392	16	1,408
Total provision (reversal) for loan and lease losses	6,586	(1,473)	5,113
Allowance for loan and lease losses at the end of the period	$20,050	$23,015	$43,065

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended
	December 31, 2015
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$21,355	$28,856	$50,211
Charge-offs:
Non-owner occupied commercial real estate	—	—	—
Other commercial construction and land	(9)	(1,085)	(1,094)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	—	—	—
Total commercial real estate	(9)	(1,085)	(1,094)
Owner occupied commercial real estate	(337)	—	(337)
Commercial and industrial loans	(745)	—	(745)
Lease financing	—	—	—
Total commercial	(1,082)	—	(1,082)
1-4 family residential	(376)	—	(376)
Home equity loans	(602)	—	(602)
Other consumer loans	(4,430)	(162)	(4,592)
Total consumer	(5,408)	(162)	(5,570)
Other	(2,381)	—	(2,381)
Total charge-offs	(8,880)	(1,247)	(10,127)
Recoveries:
Non-owner occupied commercial real estate	72	—	72
Other commercial construction and land	181	—	181
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	7	—	7
Total commercial real estate	260	—	260
Owner occupied commercial real estate	127	—	127
Commercial and industrial loans	449	—	449
Lease financing	—	—	—
Total commercial	576	—	576
1-4 family residential	76	—	76
Home equity loans	307	—	307
Other consumer loans	699	—	699
Total consumer	1,082	—	1,082
Other	686	—	686
Total recoveries	2,604	—	2,604
Net charge-offs	(6,276)	(1,247)	(7,523)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(353)	(143)	(496)
Other commercial construction and land	151	1,500	1,651
Multifamily commercial real estate	(66)	—	(66)
1-4 family residential construction and land	7	159	166
Total commercial real estate	(261)	1,516	1,255
Owner occupied commercial real estate	(581)	(208)	(789)
Commercial and industrial loans	211	210	421
Lease financing	—	—	—
Total commercial	(370)	2	(368)
1-4 family residential	(269)	(3,825)	(4,094)
Home equity loans	249	(916)	(667)
Other consumer loans	4,526	(4)	4,522
Total consumer	4,506	(4,745)	(239)
Other	1,592	106	1,698
Total provision (reversal) for loan and lease losses	5,467	(3,121)	2,346
Allowance for loan and lease losses at the end of the period	$20,546	$24,488	$45,034

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended
	December 31, 2014
	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$18,951	$37,900	$56,851
Charge-offs:
Non-owner occupied commercial real estate	(293)	—	(293)
Other commercial construction and land	(224)	—	(224)
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	(6)	—	(6)
Total commercial real estate	(523)	—	(523)
Owner occupied commercial real estate	(211)	—	(211)
Commercial and industrial loans	(504)	—	(504)
Lease financing	—	—	—
Total commercial	(715)	—	(715)
1-4 family residential	(114)	—	(114)
Home equity loans	(1,740)	—	(1,740)
Other consumer loans	(3,745)	—	(3,745)
Total consumer	(5,599)	—	(5,599)
Other	(2,365)	—	(2,365)
Total charge-offs	(9,202)	—	(9,202)
Recoveries:
Non-owner occupied commercial real estate	300	—	300
Other commercial construction and land	100	—	100
Multifamily commercial real estate	—	—	—
1-4 family residential construction and land	9	—	9
Total commercial real estate	409	—	409
Owner occupied commercial real estate	32	—	32
Commercial and industrial loans	938	—	938
Lease financing	—	—	—
Total commercial	970	—	970
1-4 family residential	86	—	86
Home equity loans	220	—	220
Other consumer loans	654	—	654
Total consumer	960	—	960
Other	812	—	812
Total recoveries	3,151	—	3,151
Net charge-offs	(6,051)	—	(6,051)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(59)	(2,561)	(2,620)
Other commercial construction and land	334	3,754	4,088
Multifamily commercial real estate	10	(78)	(68)
1-4 family residential construction and land	(329)	(130)	(459)
Total commercial real estate	(44)	985	941
Owner occupied commercial real estate	(303)	(1,464)	(1,767)
Commercial and industrial loans	431	327	758
Lease financing	(3)	—	(3)
Total commercial	125	(1,137)	(1,012)
1-4 family residential	589	(6,834)	(6,245)
Home equity loans	1,761	(1,295)	466
Other consumer loans	4,603	(72)	4,531
Total consumer	6,953	(8,201)	(1,248)
Other	1,421	(691)	730
Total provision (reversal) for loan and lease losses	8,455	(9,044)	(589)
Allowance for loan and lease losses at the end of the period	$21,355	$28,856	$50,211

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of December 31, 2016:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$959	$1,030	$2,835	$898,513	$229,535
Other commercial construction and land	20	1,678	10,994	109	255,625	71,888
Multifamily commercial real estate	—	49	122	—	96,802	20,713
1-4 family residential construction and land	—	666	—	—	139,647	383
Total commercial real estate	20	3,352	12,146	2,944	1,390,587	322,519
Owner occupied commercial real estate	1	1,141	255	8,858	1,133,081	179,466
Commercial and industrial loans	6	6,524	2,979	9,548	1,369,958	89,368
Lease financing	—	—	—	—	—	—
Total commercial	7	7,665	3,234	18,406	2,503,039	268,834
1-4 family residential	121	2,136	6,931	1,963	1,484,906	214,959
Home equity loans	113	523	578	1,392	439,584	66,783
Other consumer loans	13	5,797	80	452	418,105	30,415
Total consumer	247	8,456	7,589	3,807	2,342,595	312,157
Other	—	303	46	—	195,615	32,815
Total loans	$274	$19,776	$23,015	$25,157	$6,431,836	$936,325

(1)	Loans collectively evaluated for impairment include $1.6 billion of acquired loans which are presented net of unamortized purchase discounts of $20.0 million.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the years ended December 31, 2016 and 2015, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the allowance for loan and lease losses at December 31, 2016 and 2015. The Company had TDRs of $2.7 million and $3.6 million that were impaired and assigned a specific reserve for the years ended December 31, 2016 and 2015, respectively. The Company did not have any TDRs that subsequently defaulted for the twelve months ended December 31, 2016.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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
The loss sharing agreements consist of three (one for each Failed Bank) single-family shared-loss agreements and three (one for each Failed Bank) commercial and other loans shared-loss agreements. The single family shared-loss agreements provide for FDIC loss sharing and our reimbursement for recoveries to the FDIC for ten years from July 16, 2010 for single-family residential loans. The commercial shared-loss agreements provide for FDIC loss sharing for five years and our reimbursement for recoveries to the FDIC for eight years from July 16, 2010 for all other covered assets. On March 18, 2016, the Bank entered into an agreement to terminate all existing loss share agreements with the FDIC effective January 1, 2016. All rights and obligations of the Bank and the FDIC under these loss share agreements have been resolved and terminated under this agreement.
The FDIC received $3.0 million as consideration for the early termination of the agreements. The early termination was recorded in the Bank's financial statements by removing the FDIC Indemnification Asset receivable, the FDIC Clawback liability and recording a one-time, pre-tax expense on termination of $9.2 million.
The following is a summary of the activity in the FDIC indemnification asset:

(Dollars in thousands)

Balance, December 31, 2013	$33,610
Indemnification asset expense	(2,066)
Amortization of indemnification asset	(9,465)
Cash received on reimbursable losses	(5,317)
Balance, December 31, 2014	16,762

Indemnification asset income	648
Amortization of indemnification asset	(8,530)
Cash received on reimbursable losses	(2,155)
Balance, December 31, 2015	6,725

Termination of FDIC loss share agreements	(6,725)
Balance, December 31, 2016	$—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

8. Premises and Equipment
The following is a summary of the cost and accumulated depreciation of premises and equipment:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	Estimated Useful Life
Land	$65,772	$48,250
Buildings and leasehold improvements	146,858	117,911	<1 to 40 years
Furniture, fixture and equipment	78,640	72,716	<1 to 40 years
Construction in progress	4,139	642
Premises and equipment, gross	295,409	239,519
Less: Accumulated depreciation	(89,984)	(80,370)
Premises and equipment, net	$205,425	$159,149

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $10.8 million, $12.0 million and $13.4 million, respectively.

The Company is obligated under operating leases for office and banking premises which expire in periods varying from six months to twenty years. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $9.1 million, $8.3 million and $9.6 million, respectively. Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2016:

(Dollars in thousands)
Periods ending December 31,
2017	$8,960
2018	7,651
2019	6,554
2020	5,990
2021	3,873
Thereafter	16,956
Total	$49,984

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

9. Goodwill and Intangible Assets
Changes in goodwill during the years ended December 31, 2016, 2015 and 2014 respectively, consist of the following:

(Dollars in thousands)
Balance, December 31, 2013	$131,987
Out of period adjustment goodwill associated with Green Bankshares	2,535
Balance, December 31, 2014	134,522
Out of period adjustment goodwill	—
Balance, December 31, 2015	134,522
Out of period adjustment associated with NOL's regarding Green Bankshares purchase	(3,806)
Increase associated with the acquisition of CommunityOne Bancorp	104,784
Balance, December 31, 2016	$235,500

Goodwill is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company completed its annual goodwill impairment test as of July 1, 2016, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, banking industry and market conditions, key financial metrics and overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of its reporting unit was greater than its carrying amount and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary. As of December 31, 2016, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.
During the twelve months ended December 31, 2016, the Company recorded a correction of an error resulting from the 2011 Green Bankshares acquisition. The impact of this correction increased deferred tax assets and decreased goodwill by $3.8 million. After evaluating the quantitative and qualitative aspects of this error, the Company concluded that its prior period financial statements were not materially misstated.

Changes in intangible assets during the years ended December 31, 2016, 2015 and 2014 are presented below:

(Dollars in thousands)	Core Deposit	Trade Names	Mortgage Servicing Rights
Balance, December 31, 2013	$23,051	$117	$197
Amortization	(4,390)	(17)	(61)
Balance, December 31, 2014	18,661	100	136
Amortization	(3,766)	—	(31)
Balance, December 31, 2015	14,895	100	105
Increase associated with the acquisition of CommunityOne Bancorp	19,865	—	2,772
Amortization	(4,262)	—	(105)
Balance, December 31, 2016	$30,498	$100	$2,772
All of the identified intangible assets are amortized as noninterest expense over their estimated useful lives which range from two to twenty-five years, except for a trademark of $100 thousand with an indefinite useful life.
Estimated intangible asset amortization expense for each of the next five years is as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)
Periods ending December 31,
2017	$7,121
2018	6,508
2019	5,332
2020	3,538
2021	2,128
Thereafter	8,643
Total	$33,270

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

10. Other Real Estate Owned
The activity within OREO for the years ended December 31, 2016, 2015 and 2014 is presented in the table below. The loss share agreements with the FDIC were terminated effective January 1, 2016. The ending balances for OREO covered by loss sharing agreements with the FDIC for December 31, 2015 and 2014 were, $0.6 million and $15.7 million, respectively and non-covered OREO ending balances for these periods were $52.2 million and $61.9 million, respectively.
For the year ended December 31, 2016, proceeds from sales of OREO were $16.6 million and net gains on sales were $1.4 million. For the year ended December 31, 2015, proceeds from sales of OREO were $34.5 million and net gains were $2.1 million. For the year ended December 31, 2014, proceeds from sales of OREO were $80.4 million and net gains were $4.6 million.

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Balance, beginning of period	$52,776	$77,626	$129,396
OREO acquired through acquisitions	10,018	—	—
Real estate acquired from borrowers	8,922	13,008	34,970
Valuation allowances	(3,005)	(5,516)	(10,901)
Properties sold	(15,229)	(32,342)	(75,839)
Balance, end of period	$53,482	$52,776	$77,626

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

11. Time Deposits
At December 31, 2016, the scheduled contractual maturities of time deposits are as follows:

(Dollars in thousands)
Years ending December 31,
2017	$1,271,235
2018	563,203
2019	150,661
2020	76,621
2021	72,696
Thereafter	103
Subtotal	2,134,519
Unamortized purchase accounting fair value premium	2,793
Total	$2,137,312
Time deposits that meet or exceed the FDIC Insurance limit of $250 thousand excluding brokered time deposits totaled $319.3 million and $229.0 million as of December 31, 2016 and 2015, respectively.

12. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase, cash collateral pledged for mark-to-market exposure on interest rate swaps and advances from the Federal Home Loan Bank (“FHLB”).
The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at December 31, 2016 and 2015 were $18.0 million and $11.6 million and were collateralized by $27.6 million and $22.9 million, of agency mortgage-backed securities, respectively.
The Bank has $1.2 million of short term borrowings related to cash collateral that is pledged to the Company for the mark-to-market exposure on interest rate swaps.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at December 31, 2016 and 2015 provided for incremental borrowing availability of up to $415.9 million and $416.9 million, respectively.
At December 31, 2016 and 2015, the Bank had $15.4 million and $25.4 million in letters of credit issued by the FHLB respectively, of which $15.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida.
The advances as of December 31, 2016 and 2015 consisted of the following:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2016	Maturity Date	Interest Rate as of December 31, 2016
$25,000	January 20, 2017	0.63%
155,000	May 19, 2017	0.80%
271	November 6, 2017	0.50%
50,000	November 20, 2017	0.65%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.66%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.64%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.63%	(1 Month FRC + 2 bps)*
80,000	September 20, 2021	0.71%	(1 Month FRC + 8 bps)*
75,000	September 29, 2021	0.71%	(1 Month FRC + 8 bps)*
430	February 10, 2026	—%
$545,701

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2015	Maturity Date	Interest Rate as of December 31, 2015
$60,000	May 19, 2016	0.49%
40,000	November 25, 2016	0.40%	(1 Month FRC + 2 bps)*
426	November 6, 2017	0.50%
50,000	November 20, 2017	0.42%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.40%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.37%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.40%
150,000	August 11, 2020	0.44%
472	February 10, 2026	—%
$460,898
(*) FRC = FHLB Fixed Rate Credit interest rate.

At December 31, 2016, the scheduled contractual maturities of FHLB advances are as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)
Years ending December 31,
2017	$230,271
2018	50,000
2019	50,000
2020	60,000
2021	155,000
Thereafter	430
Total	$545,701

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

13. Long-Term Borrowings

Subordinated Debentures
Through its acquisitions of TIB Financial ("TIBB"), Capital Bank Corp. ("CBKN"), Green Bankshares ("GRNB"), Southern Community Financial ("SCMF" or "Southern Community"), and CommunityOne Bancorp ("COB" or "CommunityOne"), the Company assumed fourteen separate pooled offerings of trust preferred securities. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s Consolidated Financial Statements, but rather the subordinated debentures are presented as liabilities. The trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the trust, at their respective option after a period of time, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Bank, if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default.
The subordinated debentures as of December 31, 2016 and 2015 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	December 31, 2016	December 31, 2015	Interest Rate as of December 31, 2016		Maturity Date
July 31, 2001	$5,000	$4,018	$3,959	4.47%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,831	2,764	4.47%	(3 Month LIBOR + 358 bps)	July 31, 2031
December 20, 2002	5,000	3,544	—	4.35%	(3 Month LIBOR + 335 bps)	December 30, 2032
June 26, 2003	10,000	6,231	6,120	4.10%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,823	6,668	3.73%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	6,020	5,906	3.74%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,697	1,645	2.64%	(3 Month LIBOR + 168 bps)	June 28, 2035
November 4, 2005	20,000	10,085	—	2.33%	(3 Month LIBOR + 137 bps)	December 15, 2035
December 22, 2005	10,000	4,863	4,731	2.36%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	7,107	6,884	2.50%	(3 Month LIBOR + 154 bps)	March 15, 2036
April 27, 2006	30,000	14,816	—	2.32%	(3 Month LIBOR + 132 bps)	June 30, 2036
June 23, 2006	20,000	12,092	11,786	2.43%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	30,685	29,782	2.61%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,644	5,532	2.38%	(3 Month LIBOR + 143 bps)	September 6, 2037
	$206,000	$116,456	$85,777

At December 31, 2016, the maturities of long-term borrowings were as follows:

(Dollars in thousands)	Fixed Rate	Floating Rate	Total
Due in 2017	$—	$—	$—
Due in 2018	—	—	—
Due in 2019	—	—	—
Due in 2020	—	—	—
Due in 2021	—	—	—
Thereafter	—	116,456	116,456
Total	$—	$116,456	$116,456

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

14. Employee Benefit Plans
The Company maintains the Capital Bank 401(k) Plan that covers all employees who are qualified as to age. An employee may contribute from 1% to 90% of eligible pretax salary subject to limitation under the Internal Revenue Code. Effective July 1, 2016, the Company implemented a minimum match of 25% of employee contributions, up to 2% of compensation. Further discretionary match may be awarded during the first quarter, if the Company's annual financial goals were met. All employee and matching contributions are 100% vested. Matching contributions expensed for each of the years ended December 31, 2016, 2015 and 2014 were $0.5 million, $0.2 million and $0.4 million respectively.
During 2013 and 2012 the SCMF and CBKN, GRNB and TIB plans were merged, respectively, into the Company’s plan. Prior to their acquisition by the Company, CBKN, GRNB, SCMF and TIBB maintained certain benefit plans for the benefit of their respective employees and directors. Upon acquisition of the companies, the Company assumed the accrued liabilities associated with these plans. The plans have been terminated and no deferrals were made in 2015 or 2014. The amounts accrued under these plans totaled $7.9 million and $7.8 million as of December 31, 2016 and 2015, respectively. The (income) expense related to the vested benefits was $1.2 million, $0.1 million and $(0.8) million for 2016, 2015 and 2014, respectively.
During 2016, the Company acquired COB's pension plan. Prior to its acquisition by the Company, COB maintained a benefits plan for their employees and directors. Upon acquisition of COB, the Company assumed the accrued liabilities associated with the plans. The amount accrued under this plan totaled $6.9 million as of December 31, 2016.
In 2013, the Company adopted the Capital Bank Financial Corp. Nonqualified Excess Plan, a nonqualified deferred compensation plan that provides highly compensated employees of the Company, including its executive officers, with the opportunity to elect to defer his or her base salary and performance-based compensation, which upon such election, will be credited to the applicable participant’s deferred compensation account. Each deferred compensation account will be invested in one or more investment funds made available by the Company and selected by the participant. The Company may make discretionary contributions to the individual deferred compensation accounts, with the amount, if any, to be determined annually by the Company. All contributions, both by the participant and the Company, are fully vested at all times. Each deferred compensation account will be paid out in a lump sum upon a participant’s separation from service with the Company, unless another payment event has been elected in a timely manner by the participant. The amount deferred under this plan totaled $2.2 million and $1.4 million as of December 31, 2016 and 2015, respectively.
The Company owns life insurance policies which were purchased for former employees and directors covered by salary continuation agreements and director deferred compensation agreements. The cash surrender value of these policies totaled $99.7 million and $56.0 million at December 31, 2016 and 2015. Cash value income (net of related insurance premium expense) related to these policies totaled $1.7 million, $2.0 million and $1.6 million during 2016, 2015 and 2014, respectively.
The Company also has a non-contributory defined benefit pension plan which was assumed from Southern Community, covering substantially all employees of an acquired bank. Benefits under the plan are based on length of service and qualifying compensation during the final years of employment. Contributions to the plan are based upon the projected unit credit actuarial funding method to comply with the funding requirements of the Employee Retirement Income Security Act. The plan was frozen effective May 1, 2004. No contribution was required for the years ended December 31, 2016, and 2015 .
The unfunded status of the plan was $5.7 million at December 31, 2016. The end of year plan assets and accumulated benefit obligation were $12.2 million and $17.8 million, respectively at December 31, 2016.
During 2016 COB plans were merged, into the Company’s plan. Prior to their acquisition by the Company, COB maintained certain benefit plans for the benefit of their respective employees and directors. Upon acquisition of the company, the Company assumed the accrued liabilities associated with these plans. The plan was frozen in 2006 and no additional employees are eligible to enter the plan.
Benefits are based on the employee's compensation, years of service and age at retirement. COB's funding policy was to contribute annually to the plan an amount which was not less the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes.
The following table sets forth the plan's change in benefit obligation, plan assets and the funded status of the pension plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(Dollars in thousands)	December 31, 2016
Change in benefit obligation
Benefit obligation at beginning of year	$—
Business combination	15,918
Service cost	—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Interest cost	136
Net actuarial gain/(loss)	458
Benefits paid	(100)
Benefit obligation at end of year	16,412
Change in Plan Assets
Fair value of plan assets at beginning of year	—
Business combination	11,410
Actual return on plan assets	(158)
Employer contributions	—
Benefits paid	(100)
Fair value of plan assets at end of year	11,152
Funded Status at End of Year	(5,260)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	(5,260)
Amounts Recognized in Accumulated Other Comprehensive Income
Prepaid cost	(4,482)
Net amount recognized	(778)
Weighted-Average Plan Assumptions at End of Year
Discount rate	4.50%
Expected long-term rate of return on plan assets	8.00%
Rate of increase in compensation levels	—%
Net Periodic Benefit Cost/(Income)
Service cost	—
Interest cost	136
Expected return on plan assets	(162)
Amortization of prior service cost	—
Amortization of net actuarial loss	—
Net periodic benefit cost (income)	(26)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss/(gain)	778
Amortization of prior service credit	—
Total recognized in other comprehensive loss/(income)	778
Total Recognized in Net Periodic Pension Cost and Other Comprehensive Loss	752
Amounts to be Amortized from Accumulated Other Comprehensive Income/(Loss) into Net Periodic Benefit Cost over Next Year
Net (gain) loss to be amortized from accumulated other comprehensive income/(loss) into net periodic benefit cost over the next year	—
Prior service cost to be amortized from accumulated other comprehensive income/(loss) into net periodic benefit cost over the next year	—
Expected Future Employer Contributions to Benefit Plans
Expected contribution to benefit plan	—
Estimated Future Benefit Payments
Estimated benefit payments in 2017	959
Estimated benefit payments in 2018	945
Estimated benefit payments in 2019	939
Estimated benefit payments in 2020	937
Estimated benefit payments in 2021	956

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Estimated benefit payments in 2022 through 2026	5,044
Weighted-Average Allocation of Plan Assets at End of Year
Equity securities	98.5%
Debt securities	—%
Cash and cash equivalents	1.5%
Weighted-average allocation of plan assets at end of year	100.0%
The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories.

(Dollars in thousands)	December 31, 2016
Net periodic pension cost (Income)
Service cost	$—
Interest cost	136
Expected return on plan assets	(162)
Amortization of prior service cost	—
Amortization of net actuarial loss	—
Total pension cost	$(26)
Other changes in plan assets and benefit obligations
Recognized in other comprehensive income:
Net actuarial loss (gain)	$778
Amortization of prior service credit	—
Total recognized in other comprehensive loss (income)	778
Total recognized in net periodic pension cost and other comprehensive loss	$752
COB’s investment policies and strategies for the pension plan used a target allocation for equity and for debt securities based on the funding status of the plan. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets are maintained in mutual funds, 100% at December 31, 2016, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.
The following table provides the fair values of investments held in the pension plan by major asset category as of December 31, 2016:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$10,983	$10,983	$—
Other	169	169	—
Total fair value of pension assets	$11,152	$11,152	$—

The equity securities measured at fair value consist primarily of stock mutual funds (Level 1 inputs). Other investments consist of money market deposits (Level 1 inputs). For further information regarding levels of input used to measure fair value, refer to Note 19.
Other Postretirement Defined Benefit Plan
COB maintained a postretirement benefit plan, which provides medical and life insurance benefits to retirees who obtained certain age and service requirements. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan was noncontributory.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the postretirement medical and life insurance plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of COB and remained an active employee as of December 31, 2006 qualified for a grandfathering provision. In November 2010, COB’s Board of Directors approved an additional amendment to the plan which ceased participant benefit accruals as of December 31, 2010.
The following table sets forth the plans change in benefit obligation, plan assets and the funded status of the postretirement plans, using a December 31 2016, measurement date, and amounts recognized in the consolidated statements as of December 31, 2016:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31, 2016
Change in benefit obligation
Benefit obligation at beginning of year	$—
Business combination	492
Service cost	—
Interest cost	4
Net actuarial gain/(loss)	17
Plan participant contributions	16
Benefits paid	(21)
Benefit obligation at end of year	$508
Change in Plan Assets
Employer contributions	$5
Plan participant contributions	16
Benefits paid	(21)
Fair value of plan assets at end of year	$—
Funded Status at End of Year	$(508)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$(508)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial gain/(loss)	$17
Net amount recognized	$17
Weighted-Average Plan Assumptions at End of Year
Discount rate	4.50%
Net Periodic Benefit Cost/(Income)
Service cost	$—
Interest cost	4
Net periodic postretirement benefit cost (income)	$4
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Recognized in other comprehensive income
Net actuarial loss/(gain)	$17
Amortization of prior service credit	—
Total recognized in other comprehensive loss/(income)	$17
Total recognized in net periodic postretirement benefit cost and other comprehensive (Income) Loss	$21
Estimated Future Benefit Payments
Estimated benefit payments in 2017	34
Estimated benefit payments in 2018	32
Estimated benefit payments in 2019	32
Estimated benefit payments in 2020	30
Estimated benefit payments in 2021	31
Estimated benefit payments in 2022 through 2026	150

The postretirement defined benefit plan is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.
The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2016 and include estimated future employee service.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Matching Retirement/Savings Plan
COB had a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions were matched by COB based on the plan formula, which is $0.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. Additionally, commencing in 2007, COB on a discretionary basis made an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

15. Stock-Based Compensation
As of December 31, 2016, the Company had two compensation plans, the 2010 Equity Incentive Plan ("the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Stock options	$51	$288	$764
Restricted stock	2,054	413	1,878
Total stock-based compensation expense	$2,105	$701	$2,642

Salaries and employee benefits	$2,105	$701	$2,642
Other expenses	—	—	—
Total stock-based compensation expense	$2,105	$701	$2,642
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.7 million, $0.3 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock options must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. There were 30,207 stock options granted under these plans during the year ended December 31, 2016. In addition, there were 162,519 stock options issued in connection with the CommunityOne acquisition.
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
The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the year ended December 31, 2016:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Years Ended
December 31, 2016
Dividend yield	1.31%
Risk-free interest rate	1.58%
Expected option life	6.00 years
Volatility	27%
Weighted average grant-date fair value of options granted	$7.49
ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During the years ended December 31, 2016, 2015 and 2014, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended
	December 31, 2016		December 31, 2015		December 31, 2014
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,075	$20.12	3,111	$20.26	3,124	$20.50
Granted	193	30.10	—	—	—	—
Exercised	(87)	18.00	(34)	18.00	—	—
Canceled, expired or forfeited	(1)	35.91	(2)	351.04	(13)	80.99
Balance, December 31,	3,180	$20.86	3,075	$20.12	3,111	$20.26
At December 31, 2016, the weighted average remaining contractual life for outstanding stock options was approximately 3.88 years and the aggregate intrinsic value was $58.4 million for stock options both outstanding and exercisable each.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at December 31, 2016 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	152	6.38 years	$18.00	152	$18.00
$20.00	2,855	3.48 years	20.00	2,855	20.00
$28.44 - $2,026.00	173	7.98 years	36.82	133	38.08
$18.00 - $2,026.00	3,180	3.88 years	$20.86	3,140	$20.66
Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The terms of the restricted stock awards granted to employees prior to 2013 provided for vesting upon the achievement of stock price goals as follows: (1) one-third at $25.00 per share; (2) one-third at $28.00 per share; and (3) one-third at $32.00 per share. Achievement of stock price goals is generally defined as the average closing price of the shares for any consecutive 30-day trading period exceeding the applicable price target. The value of the restricted stock was amortized on a straight-line basis over the implied service periods. The Company granted 211,168 restricted stock awards under the 2013 Plan during the twelve months ended December 31, 2016.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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
The following table summarizes unvested restricted stock activity for the years ended December 31, 2016, 2015 and 2014:

	Years Ended
	December 31, 2016		December 31, 2015		December 31, 2014
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	—	$—	810	$13.89	1,215	$14.28
Granted	211	30.10	—	—	—	—
Vested or released	—	—	(426)	13.89	(405)	15.07
Canceled, expired or forfeited	(14)	—	(384)	—	—	—
Balance, December 31,	197	$30.10	—	$—	810	$13.89
Full Value Stock Awards
During 2016 and 2015, 9,996 and 10,164, respectively, shares of stock were granted to Directors under the 2013 Plan. The fair value of each stock award was estimated to be equal to the closing stock price on the date of the grant. The Company recognized the $0.3 million fair value of the stock awards in compensation expense on the grant date for each year.

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 Common, Tier 1 risk-based and Total Risk-based ratios. At December 31, 2016 and 2015 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios and amounts for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$360,513	≥ 4.0%	$1,101,743	12.2%
Bank	$450,006	≥ 5.0%	$360,005	≥ 4.0%	$1,010,409	11.2%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$367,521	≥ 4.5%	$1,012,831	12.4%
Bank	$529,887	≥ 6.5%	$366,845	≥ 4.5%	$1,010,409	12.4%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$490,028	≥ 6.0%	$1,101,743	13.5%
Bank	$652,169	≥ 8.0%	$489,127	≥ 6.0%	$1,010,409	12.4%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$653,371	≥ 8.0%	$1,145,351	14.0%
Bank	$815,211	≥ 10.0%	$652,169	≥ 8.0%	$1,054,016	12.9%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$286,742	≥ 4.0%	$908,600	12.7%
Bank	$357,761	≥ 5.0%	$286,209	≥ 4.0%	$793,722	11.1%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$277,532	≥ 4.5%	$840,681	13.6%
Bank	$400,338	≥ 6.5%	$277,157	≥ 4.5%	$793,722	12.9%
Tier 1 Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$370,042	≥ 6.0%	$908,600	14.7%
Bank	$492,724	≥ 8.0%	$369,543	≥ 6.0%	$793,722	12.9%
Total Capital
(to Risk Weighted Assets)
CBF Consolidated	N/A	N/A	$493,390	≥ 8.0%	$954,065	15.5%
Bank	$615,905	≥ 10.0%	$492,724	≥ 8.0%	$842,581	13.7%
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
As of December 31, 2016 and 2015, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
The OCC Operating Agreement required prior approval from the OCC before paying a dividend to the Company. Dividends that may be paid by a national bank are limited to that bank's retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Subsequent to receiving approval from the OCC, the Company received dividends from the bank totaling $5.7 million, $64.2 million, $199.4 million, $56.0 million, and $105.0 million on October 19, 2016, June 1, 2016, January 30, 2015, July 15, 2014 and September 24, 2013, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes "capital" for purpose of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a "capital conservation buffer" above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in-over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016; 1.25% for 2017; 1.875% for 2018; and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the capital conservation buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2016, our capital conservation buffer would be 6.0%; exceeding the 2.5% 2019 requirement.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

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
Dividend Program

On November 16, 2015, the Company's board of directors approved a quarterly dividend program commencing with a cash dividend of $0.10 per share paid on November 16, 2015 to shareholders of record as of November 2, 2015. On October 19, 2016, the Company increased the quarterly dividend by $0.02 to $0.12 per share payable on November 22, 2016, to shareholders of record as of November 9, 2016.
On January 25, 2017, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on February 22, 2017, to shareholders of record as of February 8, 2017.
Share Repurchases
The Company’s Board of Directors has authorized stock repurchase plans of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
As of December 31, 2016, the Company has repurchased a total of $312.4 million or 12,739,763 common shares at an average price of $24.52 per share, and had $87.6 million of remaining availability for future share repurchases. Additionally, on July 15, 2016, the Company issued 300,000 class B non-voting shares in exchange for 300,000 treasury shares.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated balance sheets and statement of changes in shareholders’ equity.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

17. Income Taxes
Income tax expense for the years ended December 31, 2016, 2015 and 2014 was as follows:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Current income tax expense (benefit):
Federal	$5,564	$4,028	$(2,629)
State	2,584	1,901	2,024
Total	8,148	5,929	(605)

Deferred income tax expense:
Federal	21,253	22,938	29,291
State	1,526	2,242	2,005
Total	22,779	25,180	31,296

Total income tax expense	$30,927	$31,109	$30,691

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the years ended December 31, 2016, 2015 and 2014 is as follows:

(Dollars in thousands)	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income before income taxes	$89,091	$85,830	$81,609
Income taxes computed at Federal statutory tax rate	31,182	30,041	28,563
Effect of:
State taxes (net of federal benefit)	2,611	2,923	2,720
State statutory rate change	749	33	421
Tax-exempt interest income, net	(1,213)	(1,099)	(1,247)
Contingent value right expense	—	(118)	597
Other, net	(2,402)	(671)	(363)
Total income tax expense	$30,927	$31,109	$30,691

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The composition of the net deferred tax asset as of December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Deferred tax assets:
Loan basis differences	$52,996	$30,539
Net operating and realized built in losses	93,650	38,394
Alternative minimum tax credits	4,428	4,147
OREO basis differences	8,337	21,221
Allowance for loan and lease losses	16,155	17,113
Stock based compensation	7,016	6,560
Employee compensation and retirement benefits	5,645	2,523
Goodwill	6,818	8,515
CD premium	1,051	3,493
Net unrealized losses on AFS investments securities	7,449	4,038
Other	2,247	2,701
Total deferred tax assets	205,792	139,244
Deferred tax liabilities:
FDIC indemnification asset	—	(2,556)
Other intangibles	(5,523)	(886)
Depreciation	(6,089)	(3,923)
Borrowings	(33,589)	(15,074)
Deferred loan costs	(9,969)	(9,944)
Other	(350)	(1,545)
Total deferred tax liabilities	(55,520)	(33,928)
Net deferred tax asset	150,272	105,316
Valuation allowance	—	—
Net deferred tax asset	$150,272	$105,316

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
A negative factor that management considered was the severe losses incurred by the acquired institutions as a result of the severe recession and significant decline in real estate values in their local markets. In addition, Section 382 of the Internal Revenue Code limits the ability of the Company to utilize net operating losses and deduct built in losses for income tax purposes. The Company appropriately considers these limitations and has taken them into account in calculating the net deferred tax assets. These factors represent the most significant positive and negative evidence that management considered in concluding that no valuation allowance was necessary at December 31, 2016 and 2015. The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, New York, South and North Carolina and Tennessee.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

At December 31, 2016 and 2015 the company had $478.6 million and $107.7 million of gross federal net operating losses, respectively. In addition, the company had $44.3 million of realized built-in-loss carry-forwards expected to be realized.
At December 31, 2016 and 2015 the company had $507.0 million and $100.1 million of gross state net operating loss carry-forwards expected to be utilized, respectively.
The table below shows federal and state net operating losses by acquisition, as well as realized built-in-losses and alternative minimum tax credits. Also, presented are annual limitation amounts, when applicable, and expiration periods as of December 31, 2016:

(Dollars in thousands)	TIB Financial Corp.	Capital Bank Corp.	Green Bankshares, Inc.	Southern Community Financial Corp.	CommunityOne Bancorp	Capital Bank Financial Corp.	Total	Tax Effected
Federal Tax
Federal net operating losses	$70,983	$9,423	$25,948	$—	$372,224	$—	$478,578
Amounts not recorded due to Section 382 limitation	(62,312)	—	—	—	(201,511)	—	(263,823)
Federal net operating losses available	8,671	9,423	25,948	—	170,713	—	214,755	75,164
Realized built-in-losses, net of 382 limitation	2,168	4,106	35,139	2,894	—	—	44,307	16,621
Total federal available	$10,839	$13,529	$61,087	$2,894	$170,713	$—	$259,062	$91,785

State Tax
State net operating losses	$72,431	$—	$—	$—	$411,805	$22,728	$506,964
Amounts not recorded due to Sec 382 limitation	(62,312)	—	—	—	(291,693)	—	(354,005)
Total state available	$10,119	$—	$—	$—	$120,112	$22,728	$152,959	$1,865

Total federal and state available								$93,650
Annual Section 382 limitation	$723	$3,487	$3,687	$2,991	$19,956	$—	$30,844
Year federal expiration begins	2028	2029	2029	2032	2029	—
Year state expiration begins	2028	—	—	—	2024	2027
Alternative minimum tax credits - no expiration	$—	$2,000	$106	$979	$1,343	$—	$4,428
At December 31, 2016 and 2015, the company had no material unrecognized tax benefits and no material amounts recorded for uncertain tax positions.

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
The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2016 is as follows :

(Dollars in thousands)	Fixed Rate	Variable Rate	Total
Commitments to make loans	$99,422	$43,035	$142,457
Unfunded commitments under lines of credit	521,515	1,217,410	1,738,925
Total	$620,937	$1,260,445	$1,881,382
Commitments to make loans are made for periods ranging from 30 days to 90 days. As of December 31, 2016, the fixed rate loan commitments have interest rates ranging from 2.6% to 13.0%, and specific loan maturities ranging from less than 1 year to 10 years.
As of December 31, 2016 the Bank was subject to performance letters of credit totaling $30.8 million and financial letters of credit totaling $39.0 million.

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
As of December 31, 2016, Capital Bank held industrial revenue bonds which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.
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
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of December 31, 2016, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,791	$—	$3,791	$—
Available-for-sale securities:
Mortgage-backed securities—residential	868,922	—	868,922	—
State and political subdivisions - tax exempt	11,077	—	11,077	—
Industrial revenue bonds	3,298	—	—	3,298
Corporate bonds	28,953	—	28,953	—
Available-for-sale securities	$912,250	$—	$908,952	$3,298
Gross asset value of derivatives	$1,078	$—	$1,078	$—
Liabilities
Gross liability value of derivatives	$1,354	$—	$1,354	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2016.

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

The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended and held at December 31, 2016:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2016	$3,437
Principal reduction	(170)
Included in other comprehensive income	31
Ending balance, December 31, 2016	$3,298

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The tables below present the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended and held at December 31, 2015:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2015	$3,690
Principal reduction	(170)
Included in other comprehensive income	(83)
Ending balance, December 31, 2015	$3,437

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,298	Discounted cash flow	Discount rate	3.31% - 3.35%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,437	Discounted cash flow	Discount rate	3.75% - 3.78%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$41,168
Other repossessed assets	163	—	—
Impaired loans	—	—	1,420
Other real estate owned measured at fair value as of December 31, 2016 had a gross amount of $50.0 million, less valuation allowances totaling $8.9 million and is made up of $35.5 million commercial properties and $5.7 million residential properties. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession.

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
Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$41,168	Fair value of property	Appraised value less cost to sell	7.91%
Impaired loans	1,420	Fair value of collateral	Appraised value less cost to sell	7.47%

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$34,645	Fair value of property	Appraised value less cost to sell	7.86%
Impaired loans	254	Fair value of collateral	Appraised value less cost to sell	7.29%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
December 31, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$309,055	$309,055	$309,055	$—	$—
Trading securities	3,791	3,791	—	3,791	—
Investment securities available-for-sale	912,250	912,250	—	908,952	3,298
Investment securities held-to-maturity	463,959	460,911	—	460,911	—
Loans, net	7,363,127	7,395,128	—	12,874	7,382,254
Other earning assets (1)	32,050	32,050	—	—	32,050
Gross asset value of derivatives	1,078	1,078	—	1,078	—
Total financial assets	$9,085,310	$9,114,263	$309,055	$1,387,606	$7,417,602
Financial Liabilities
Non-contractual deposits	$5,743,316	$5,743,316	$—	$5,743,316	$—
Contractual deposits	2,137,312	2,121,519	—	2,121,519	—
Federal Home Loan Bank advances	545,701	546,023	—	546,023	—
Short-term borrowings	19,157	19,154	—	19,154	—
Subordinated debentures	116,456	114,593	—	—	114,593
Gross liability value of derivatives	1,354	1,354	—	1,354	—
Total financial liabilities	$8,563,296	$8,545,959	$—	$8,431,366	$114,593

(1) Includes Federal Home Loan Bank stock.

(Dollars in thousands)	Fair Value Measurement
December 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$144,696	$144,696	$144,696	$—	$—
Trading securities	3,013	3,013	—	3,013	—
Investment securities available-for-sale	637,329	637,329	—	633,892	3,437
Investment securities held-to-maturity	472,505	475,134	—	475,134	—
Loans, net	5,587,682	5,636,518	—	10,569	5,625,949
FDIC indemnification asset	6,725	6,725	—	—	6,725
Receivable from FDIC	678	678	—	678	—
Other earning assets (1)	25,736	25,736	—	—	25,736
Gross asset value of derivatives	933	933	—	933	—
Total financial assets	$6,879,297	$6,930,762	$144,696	$1,124,219	$5,661,847
Financial Liabilities
Non-contractual deposits	$4,112,892	$4,112,892	$—	$4,112,892	$—
Contractual deposits	1,747,318	1,735,587	—	1,735,587	—
Federal Home Loan Bank advances	460,898	461,128	—	461,128	—
Short-term borrowings	12,410	12,410	—	12,410	—
Subordinated debentures	85,777	92,517	—	—	92,517
Gross liability value of derivatives	110	110	—	110	—
Total financial liabilities	$6,419,405	$6,414,644	$—	$6,322,127	$92,517

(1) Includes Federal Home Loan Bank stock.

The methods and assumptions used to estimate fair value are described as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Carrying amount is the estimated fair value for cash and cash equivalents, receivable from FDIC, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Home Loan Bank stock, FDIC indemnification asset and correspondent banks’ stocks due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan and lease losses. The methods used to estimate fair value of loans do not necessarily represent an exit price. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance sheet items that include commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

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
During the next twelve months, the Company estimates that an additional $1.3 million will be reclassified as an increase to interest income from amounts reported in accumulated comprehensive income. During the year ended December 31, 2016, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
During the second quarter of 2016, the company implemented an interest rate swap program to allow customers to convert variable rate loans to fixed rates. The interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with its derivative counterparties. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties. None of these interest rate swaps are designated or qualify as hedging relationships. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company recorded $0.5 million of customer swap fees in non-interest income for the twelve months ended December 31, 2016, respectively.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The forward loan sales derivative contracts are not designated as hedging instruments and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the year ended December 31, 2016, the Company recorded $54 thousand in non-interest income and $96 thousand in non-interest expense as a result of changes in fair value of derivatives. For the year ended December 31, 2015, the company recorded $36 thousand in non-interest income and $25 thousand in non-interest expense as a result of changes in fair value of forward loan sales contracts.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's balance sheet is presented below:

(Dollars in thousands)			December 31, 2016		December 31, 2015
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets derivatives
Derivatives designated as hedging instruments
Interest rate swaps	2	Other assets	$130	$120,000	$893	$165,000
Derivatives not designated as hedging instruments
Forward loan sales contracts	27	Other assets	13	4,205	40	6,967
Interest rate swaps	3	Other assets	935	24,947	—	—
Total assets derivatives			$1,078	$149,152	$933	$171,967

Liabilities derivatives
Derivatives designated as hedging instruments
Interest rate swaps	2	Other liabilities	$378	$115,000	$108	$70,000
Derivatives not designated as hedging instruments
Forward loan sales contracts	60	Other liabilities	114	11,870	2	1,213
Interest rate swaps	3	Other liabilities	862	24,947	—	—
Total liability derivatives			$1,354	$151,817	$110	$71,213

The tables below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2016, and 2015, respectively:

(Dollars in thousands)	Year Ended December 31, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$1,432	Interest income	$2,463	N/A	$—

(Dollars in thousands)	Year Ended December 31, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$2,915	Interest income	$2,129	N/A	$—

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2016:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of derivative assets:
Interest rate swaps	$1,065	$—	$1,065	$—	$1,065	$—
Total	$1,065	$—	$1,065	$—	$1,065	$—

Offsetting of derivative liabilities:
Interest rate swaps	$1,240	$—	$1,240	$—	$378	$862
Total	$1,240	$—	$1,240	$—	$378	$862

The amount of collateral received and posted disclosed in the table above represents the offset of the assets and liabilities as of December 31, 2016. The actual cash collateral received and posted amounted to $1.2 million and $0.6 million, respectively.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain its status as a well capitalized institution, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.
As of December 31, 2016, there were five derivatives in a $1.3 million net liability position, which includes accrued interest and excludes nonperformance risk, related to these agreements. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. These collateral levels are based on the credit rating of the Company and its counterparties.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

21. Condensed Financial Information about Capital Bank Financial Corp.
The Condensed Balance Sheets as of December 31, 2016 and 2015 and Income Statements and Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014 for Capital Bank Financial Corp. (parent only) are as follow:

Condensed Balance Sheets
(Parent only)

(Dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$78,200	$95,288
Investment in Bank subsidiary	1,338,181	967,491
Investment in other subsidiaries	6,393	4,687
Note receivable from subsidiary	—	3,405
Other assets	14,319	22,985
Total Assets	$1,437,093	$1,093,856

Liabilities and Shareholders’ Equity
Long-term borrowings[1]	$122,834	$90,453
Accrued expenses and other liabilities	22,212	17,138
Shareholder's equity	1,292,047	986,265
Total Liabilities and Shareholders’ Equity	$1,437,093	$1,093,856

Condensed Statements of Income
(Parent only)
	Years Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Operating income
Interest income	$722	$855	$515
Dividend income from subsidiary[2]	69,979	199,437	56,113
Total operating income	70,701	200,292	56,628
Operating expense
Salaries and benefits including stock-based compensation	2,550	1,162	3,093
Interest expense	6,865	5,802	5,854
Gains on extinguishment of debt	—	(136)	—
Contingent value right expense	—	120	1,706
Other expense	3,248	3,465	3,131
Total operating expense	12,663	10,413	13,784
Income before income tax benefit and equity in undistributed earnings of subsidiaries	58,038	189,879	42,844
Income tax benefit	4,832	3,631	4,598
Income before equity in undistributed earnings of subsidiaries	62,870	193,510	47,442
Undistributed equity of subsidiaries, net of tax	(4,706)	(138,789)	3,476
Net income	$58,164	$54,721	$50,918

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(Parent only)
	Years Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net income	$58,164	$54,721	$50,918
Equity in income from subsidiaries	4,706	138,789	(3,476)
Stock-based compensation expense	2,143	701	2,642
Decrease in net income tax obligation	7,266	(3,305)	(2,856)
Change in other assets	(13)	55	44
Change in accrued expenses and other liabilities	(556)	(10,581)	(807)
Net cash provided by operating activities	71,710	180,380	46,465
Cash flows from investing activities
Repayment of investments in and advances to subsidiary	3,393	—	—
Redemption of contingent value rights	—	(17,162)	—
Outlay for business acquisition CommunityOne	(51,090)	—	—
Net cash used in investing activities	(47,697)	(17,162)	—
Cash flows from financing activities
Purchase of treasury stock	(18,135)	(121,059)	(103,227)
Prepayment of subordinated debt	—	(3,393)	—
Excess tax benefit from share-based payment	—	5,508	1,603
Proceeds from exercise of stock options	1,701	616	—
Repayment of long-term debt	(5,500)	—	—
Other	(19)	—	—
Dividends paid	(19,148)	(4,382)	—
Net cash used in financing activities	(41,101)	(122,710)	(101,624)
Net increase (decrease) in cash and cash equivalents	(17,088)	40,508	(55,159)
Cash and cash equivalents at beginning of period	95,288	54,780	109,939
Cash and cash equivalents at end of period	$78,200	$95,288	$54,780

1 Refer to note 13. Long-Term Borrowings for a maturity schedule of long-term borrowings.
2 Refer to note 16. Shareholders' Equity and Minimum Regulatory Capital requirements for dividends to the Company by its subsidiary Capital Bank.
3 Refer to Consolidated Statements of Changes' in Shareholders Equity for non-cash portion of issuance of shares for the CommunityOne merger.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

22. Supplemental Financial Data
Components of other expense in excess of 1.0% of total interest and non-interest income are as follows:

	Years Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Amortization of intangibles	$4,262	$3,732	$4,303
Postage, courier and armored car	3,360	3,281	3,468

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements

23. Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results for 2016 and 2015:

(Dollars in thousands)	Year Ended December 31, 2016				Year Ended December 31, 2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest and dividend income	$87,746	$70,929	$69,579	$69,472	$69,553	$68,718	$67,311	$66,046
Net interest income	77,819	62,627	61,515	61,367	62,078	61,637	60,685	59,729
Provision (reversal) for loan and lease losses	1,980	586	1,172	1,375	1,089	799	1,299	(841)
Net income	12,434	18,488	17,402	9,840	15,021	15,321	12,990	11,389
Basic earnings per common shares	$0.25	$0.43	$0.40	$0.23	$0.35	$0.34	$0.28	$0.25
Diluted earnings per common shares	$0.24	$0.42	$0.40	$0.22	$0.34	$0.33	$0.28	$0.24
Quarterly results, most notably net income during the fourth quarter, was impacted by the acquisition of CommunityOne in October 2016.

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
Due to the acquisition of CommunityOne Bancorp during the fourth quarter of 2016, management has excluded the former operations of CommunityOne from its assessment of internal controls over financial reporting. Based on management’s evaluation under the COSO Criteria, the Company’s management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2016.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION
None.

PART III
ITEM 10: DIRECTORS, EXCECUTIVE OFFICERS AND CORPORTE GOVERNACE
The information set forth under the captions “Information about the Board of Directors and Their Committees” and “Executive Officers” under the caption “Election of Directors”, “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company’s 2017 Annual Shareholders Meeting is incorporated herein by reference.
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

ITEM 11: EXECUTIVE COMPENSATION
The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Compensation of Directors” in the Proxy Statement to be utilized in connection with the Company’s 2017 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS
The information contained under the captions “Management and Principal Shareholders” and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company’s 2017 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information contained under the captions “Director Independence” under “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement to be utilized in connection with the Company’s 2017 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the caption “Independent Registered Certified Public Accountants” in the Proxy Statement to be utilized in connection with the Company’s 2017 Annual Shareholders Meeting is incorporated herein by reference.

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

4.2
Registration Rights Agreement, dated as of December 22, 2009, by and between North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)

4.4
Amendment No. 2, dated as of November 28, 2011, to the Registration Rights Agreement, dated as of December 22, 2009, by and among North American Financial Holdings, Inc., FBR Capital Markets & Co., Crestview-NAFH, LLC and the other parties thereto (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on December 27, 2011)

4.5
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of subsidiaries of the registrant have been omitted but will be furnished to the SEC upon request

10.1
Amended and Restated Employment Agreement between North American Financial Holdings, Inc. and R. Eugene Taylor (incorporated, amended and restated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2016)†

10.2
North American Financial Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 6, 2011)†

10.3
Form of Indemnification Agreement between North American Financial Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on December 27, 2011)†

10.4
Form of Indemnification Agreement by and between TIB Financial Corp. and its directors and certain officers (incorporated by reference to Exhibit 10.2 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)†

10.5
Form of Indemnification Agreement by and between TIB Bank and its directors and certain officers (incorporated by reference to Exhibit 10.3 to TIB Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2010)†

10.6
Contingent Value Rights Agreement dated January 28, 2011, by Capital Bank Corporation (incorporated by reference to Exhibit 10.1 to Capital Bank Corporation's Current Report on Form 8-K filed with the SEC on January 31, 2011)

10.7
Form of Indemnification Agreement by and between Capital Bank Corporation and its directors and certain officers (incorporated by reference to Exhibit 10.3 to Capital Bank Corporation's Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.8
Form of Indemnification Agreement by and between Capital Bank and its directors and certain officers (incorporated by reference to Exhibit 10.4 to Capital Bank Corporation's Current Report on Form 8-K filed with the SEC on January 31, 2011)†

10.9
Contingent Value Rights Agreement dated September 7, 2011, by Green Bankshares, Inc. (incorporated by reference to Exhibit 10.18 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)

10.10
Form of Indemnification Agreement by and between Green Bankshares, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.20 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.11
Form of Indemnification Agreement by and between GreenBank and its directors and certain officers (incorporated by reference to Exhibit 10.21 to North American Financial Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011)†

10.12
Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Management (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.13
Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.14
Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Management (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.15
Form of North American Financial Holdings, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on April 25, 2012)†

10.16
Amended and Restated Employment Agreement between Capital Bank Financial Corp. and Christopher G. Marshall (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 20, 2016)†

10.17
Amended and Restated Employment Agreement between Capital Bank Financial Corp. and R. Bruce Singletary (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 20, 2016)†

10.18
Amended and Restated Employment Agreement between Capital Bank Financial Corp. and Kenneth A. Posner (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 20, 2016)†

10.19
Lead Investor Agreement, dated December 22, 2009, by and among, North American Financial Holdings, Inc., Crestview-NAFH, LLC, R. Eugene Taylor, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1/A (File No. 333-175108) filed with the SEC on September 18, 2012).

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

10.25
Change In Control Severance Agreement between Capital Bank Financial Corp. and Kenneth J. Kavanagh (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on October 20, 2016)†

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

CAPITAL BANK FINANCIAL CORP.

Date:	February 24, 2017	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	February 24, 2017	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2017.

Signature	Title

/s/ R. Eugene Taylor	Chairman and Chief Executive Officer
R. Eugene Taylor

/s/ Christopher G. Marshall	Chief Financial Officer
Christopher G. Marshall	(Principal Accounting Officer)

/s/ Martha M. Bachman	Director
Martha M. Bachman

/s/ Richard M. DeMartini	Director
Richard M. DeMartini

/s/ Peter N. Foss	Director
Peter N. Foss

/s/ William A. Hodges	Director
William A. Hodges

/s/ Oscar A. Keller III	Director
Oscar A. Keller III

/s/ Marc D. Oken	Director
Marc D. Oken

/s/ Robert L. Reid	Director
Robert L. Reid

/s/ Scott B. Kauffman	Director
Scott B. Kauffman

/s/ William G. Ward Sr., M.D.	Director
William G. Ward Sr., M.D.