Form 10-Q
period 2017-03-31
Capital Bank Financial Corp.
filed 2017-05-01
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

Class A Voting Common Stock, $0.01 Par Value	35,213,068
Class B Non-Voting Common Stock, $0.01 Par Value	16,753,429
Class	Outstanding as of April 21, 2017

CAPITAL BANK FINANCIAL CORP.
FORM 10-Q
For the quarter ended March 31, 2017

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands, except per share data)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$100,134	$107,707
Interest-bearing deposits in other banks	60,413	201,348
Total cash and cash equivalents	160,547	309,055
Trading securities	4,150	3,791
Investment securities available-for-sale at fair value (amortized cost $1,168,995 and $927,266, respectively)	1,154,496	912,250
Investment securities held-to-maturity at amortized cost (fair value $445,696 and $460,911, respectively)	446,020	463,959
Loans held for sale	4,980	12,874
Loans, net of deferred loan costs and fees	7,506,975	7,393,318
Less: Allowance for loan and lease losses	43,891	43,065
Loans, net	7,463,084	7,350,253
Other real estate owned	51,050	53,482
Premises and equipment, net	199,167	205,425
Goodwill	234,158	235,500
Intangible assets, net	31,553	33,370
Deferred income tax asset, net	146,724	150,272
Bank owned life insurance	100,251	99,702
Other assets	101,862	100,724
Total Assets	$10,098,042	$9,930,657
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,680,243	$1,590,164
Interest bearing demand	1,960,187	1,930,143
Money market	1,821,474	1,725,838
Savings	496,230	497,171
Time deposits	2,134,473	2,137,312
Total deposits	8,092,607	7,880,628
Federal Home Loan Bank advances	490,650	545,701
Short-term borrowings	21,125	19,157
Long-term borrowings	117,272	116,456
Accrued expenses and other liabilities	68,457	76,668
Total liabilities	8,790,111	8,638,610

Commitments and contingencies

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 46,479 issued and 35,212 outstanding and 46,178 issued and 34,911 outstanding, respectively.	465	462
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,527 issued and 16,754 outstanding and 18,627 issued and 16,854 outstanding, respectively.	185	186
Additional paid in capital	1,369,689	1,368,459
Retained earnings	262,443	247,758
Accumulated other comprehensive loss	(12,467)	(12,434)
Treasury stock, at cost, 13,040 and 13,040 shares, respectively	(312,384)	(312,384)
Total shareholders’ equity	1,307,931	1,292,047
Total Liabilities and Shareholders’ Equity	$10,098,042	$9,930,657
The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended
	March 31, 2017	March 31, 2016
Interest and dividend income
Loans, including fees	$83,254	$62,653
Investment securities:
Taxable interest income	9,065	6,287
Tax-exempt interest income	153	120
Dividends	11	13
Interest-bearing deposits in other banks	97	84
Other earning assets	357	315
Total interest and dividend income	92,937	69,472
Interest expense
Deposits	7,653	6,062
Long-term borrowings	2,281	1,511
Federal Home Loan Bank advances	864	518
Other borrowings	23	14
Total interest expense	10,821	8,105
Net Interest Income	82,116	61,367
Provision for loan and lease losses	3,392	1,375
Net interest income after provision for loan and lease losses	78,724	59,992
Non-Interest Income
Service charges on deposit accounts	5,375	4,811
Debit card income	4,765	3,086
Fees on mortgage loans originated and sold	1,248	971
Investment advisory and trust fees	641	497
Termination of loss share agreements	—	(9,178)
Investment securities gains, net	67	40
Other income	3,756	2,339
Total non-interest income	15,852	2,566
Non-Interest Expense
Salaries and employee benefits	29,166	22,162
Stock-based compensation expense	900	317
Net occupancy and equipment expense	8,992	7,703
Computer services	3,873	3,575
Software expense	2,662	2,036
Telecommunication expense	2,424	1,532
OREO valuation expense	247	467
Net gains on sales of OREO	(308)	(679)
Foreclosed asset related expense	364	285
Loan workout expense	201	244
Conversion and merger related expense	3,037	1,687
Professional fees	2,096	1,612
Regulatory assessments	719	1,275
Restructuring charges, net	1,912	142
Other expense	6,418	4,580
Total non-interest expense	62,703	46,938
Income before income taxes	31,873	15,620
Income tax expense	10,990	5,780
Net income	$20,883	$9,840

Earnings per share:
Basic	$0.40	$0.23
Diluted	$0.39	$0.22

Weighted average shares outstanding:
Basic	51,634	43,063
Diluted	53,127	43,904
The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Net Income	$20,883	$9,840
Other comprehensive income (loss) before tax:
Unrealized holding gains on investment securities available-for-sale	516	9,419
Reclassification adjustment for losses amortized in net income on securities held-to-maturity	315	337
Unrealized holding gains (losses) on cash flow hedges	(451)	5,526
Reclassification adjustments for net gains included in net income on cash flow hedges	(432)	(644)
Other comprehensive income (loss), before tax:	(52)	14,638
Tax effect	19	(5,564)
Other comprehensive income (loss), net of tax:	(33)	9,074
Comprehensive income	$20,850	$18,914
The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2016	34,911	$462	16,854	$186	$1,368,459	$247,758	$(12,434)	$(312,384)	$1,292,047
Net income	—	—	—	—	—	20,883	—	—	20,883
Dividends paid ($0.12 per share)	—	—	—	—	—	(6,198)	—	—	(6,198)
Other comprehensive loss, net of tax benefit of $19	—	—	—	—	—	—	(33)	—	(33)
Stock-based compensation	—	—	—	—	864	—	—	—	864
Restricted stock grants	165	2	—	—	(2)	—	—	—	—
Restricted stock cancelled	(21)	—	—	—	(831)	—	—	—	(831)
Nonqualified stock option exercise	57	—	—	—	1,199	—	—	—	1,199
Conversion of shares	100	1	(100)	(1)	—	—	—	—	—
Balance, March 31, 2017	35,212	$465	16,754	$185	$1,369,689	$262,443	$(12,467)	$(312,384)	$1,307,931

Balance, December 31, 2015	26,589	$370	16,554	$183	$1,076,415	$208,742	$(5,196)	$(294,249)	$986,265
Net income	—	—	—	—	—	9,840	—	—	9,840
Dividends paid ($0.10 per share)	—	—	—	—	—	(4,314)	—	—	(4,314)
Other comprehensive income, net of tax expense of $5,564	—	—	—	—	—	—	9,074	—	9,074
Stock-based compensation	—	—	—	—	317	—	—	—	317
Restricted stock grants	184	2	—	—	—	—	—	—	2
Nonqualified stock option exercise	10	—	—	—	199	—	—	—	199
Purchase of treasury stock	(148)	—	—	—	—	—	—	(4,390)	(4,390)
Balance, March 31, 2016	26,635	$372	16,554	$183	$1,076,931	$214,268	$3,878	$(298,639)	$996,993
The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income	$20,883	$9,840
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchased credit impaired loans	(18,783)	(20,843)
Depreciation and amortization	5,909	4,223
Provision for loan and lease losses	3,392	1,375
Deferred income tax	4,777	4,389
Net amortization of investment securities premium/discount	1,123	1,123
Net realized gains on investment securities	(67)	(40)
Stock-based compensation expense	864	317
Net gains on sales of OREO	(308)	(679)
OREO valuation expense	247	467
Other	(76)	(6)
Net deferred loan origination fees	(873)	1,105
Mortgage loans originated for sale	(25,391)	(29,550)
Proceeds from sales of mortgage loans originated for sale	34,533	33,021
Origination of mortgage servicing rights	(220)	—
Fees on mortgage loans originated and sold	(1,248)	(971)
Termination of loss share agreements	—	9,178
Gains on sales/disposals of premises and equipment	—	(20)
Net proceeds from FDIC loss share agreements	—	(186)
Change in other assets	(4,072)	61
Change in accrued expenses and other liabilities	(9,719)	(2,652)
Net cash provided by operating activities	10,971	10,152
Cash flows from investing activities
Purchases of investment securities available-for-sale	(263,759)	(35,489)
Purchases of investment securities held-to-maturity	—	(4,000)
Repayments of principal and maturities of investment securities available-for-sale	21,096	15,824
Repayments of principal and maturities of investment securities held-to-maturity	17,773	17,359
Net sales of FHLB and FRB stock	2,255	1,993
Net (increase) decrease in loans	(98,722)	12,854
Proceeds paid to FDIC for settlement of loss share agreements	—	(3,029)
Purchases of premises and equipment	3,061	(721)
Proceeds from sales of premises and equipment	—	550
Proceeds from sales of OREO	4,920	7,072
Net cash (used in) provided by investing activities	(313,376)	12,413
Cash flows from financing activities
Net increase in demand, money market and savings accounts	214,818	162,935
Net decrease in time deposits	(2,839)	(83,412)
Net increase in short-term borrowings	1,968	3,790
Proceeds from short-term FHLB advances	525,000	155,000
Repayment of short-term FHLB advances	(630,000)	(215,000)
Proceeds from long-term FHLB advances	75,000	—
Repayment of long-term FHLB advances	(25,050)	(49)
Excess tax benefit from share-based payment	—	19
Proceeds from exercise of stock options	1,198	180
Dividends paid	(6,198)	(4,314)
Purchases of treasury stock	—	(4,390)
Net cash provided by financing activities	153,897	14,759
Net (decrease) increase in cash and cash equivalents	(148,508)	37,324
Cash and cash equivalents at beginning of period	309,055	144,696
Cash and cash equivalents at end of period	$160,547	$182,020

Supplemental disclosures of cash:
Interest paid	$10,301	$5,390
Cash collections of contractual interest on purchased credit impaired loans	10,667	11,764
Income taxes paid	—	189
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers	$2,428	$998
Transfers of other assets to OREO	—	1,590
The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
Nature of Operations and Principles of Consolidation
Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in late 2009 in Delaware and headquartered in North Carolina whose business is conducted primarily through Capital Bank Corporation (“Capital Bank Corporation” or the “Bank”). The Company was incorporated with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. CBF has raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of its common stock. Since inception, CBF has acquired eight depository institutions, including the assets and certain deposits from failed banks. CBF has a total of 193 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia. During the three months ended March 31, 2017, the Company closed and consolidated three branches in conjunction with the merger of CommunityOne. The Company expects to close and consolidate an additional fifteen branches and incur an additional charge of approximately $4.0 million during 2017. As such, the Company transfered $6.2 million from fixed assets to bank properties held for sale during the three months ended March 31, 2017.
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.
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
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standard Board (the “FASB”) Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715)". The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)". The amendments in this update aim to simplify the subsequent measurement of goodwill. Under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets and still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
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
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments in this Update represent minor corrections or improvements to narrow aspects of Topic 606, as amended by ASU No. 2014-09, and do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09), which is not yet effective. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
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
In March 2016, the FASB issued ASU 2016-9, "Compensation—Stock compensation (Topic 718)". Improvements to employee share-based payment accounting" which objective is the simplification through the identification, evaluation, and improvement of areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. As permitted, we early adopted this ASU during the fourth quarter of 2016. As allowed by the ASU, the Company's adoption was prospective, therefore, prior periods have not been adjusted. The adoption did not have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this update will clarify the implementation guidance on principal versus agent considerations. Topic 606 requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by update 2014-09 listed below), which is not yet effective. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-7, "Investments—Equity Method and Joint Ventures (Topic 323)". The amendments in this update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The adoption did not have a material impact on the Company's consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)" which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. The FASB and IASB decided to not fundamentally change lessor accounting with the amendments in this update. However, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within generally accepted accounting principles (GAAP), such as Topic 606, Revenue from Contracts with Customers. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows. For public business entities, the amendments in ASU 2016-2 are effective for fiscal years beginning after December 15, 2018.
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

(Shares in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Weighted average number of shares outstanding:
Basic	51,634	43,063
Dilutive effect of options outstanding	1,427	840
Dilutive effect of unvested restricted shares	66	1
Diluted	53,127	43,904
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Anti-dilutive stock options	—	39
Anti-dilutive unvested restricted shares	113	—

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
The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value, with any excess of purchase consideration over the net assets being reported as goodwill. As the fair value of consideration paid exceeded the estimated fair value of net assets acquired, nondeductible goodwill of $103.4 million was recorded. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available. During the three months ended March 31, 2017, the Company adjusted the acquisition date balance sheet to reflect (1) a $0.4 million increase due to a recovery on a fully charged off loan; (2) a $1.0 million increase in the deferred tax asset; and (3) a $1.4 million decrease in Goodwill caused by the net effect of these adjustments. These adjustments are reflected in the table

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

below. Management continues to review initial estimates on certain areas such as loan valuations, core deposit intangibles and the deferred tax asset.
The following table summarizes the Company's investment and CommunityOne's opening balance sheet as of October 26, 2016 adjusted to their preliminary fair value:

(Dollars in thousands)
Fair value of assets acquired:	October 26, 2016
Cash and cash equivalents	$58,308
Investment securities	488,814
Loans	1,497,785
Premises and equipment	46,763
Goodwill	103,443
Other intangible assets	22,518
Deferred tax asset	60,695
Other assets	82,716
Total assets acquired	2,361,042

Fair value of liabilities assumed:
Deposits	1,892,443
Long term debt and other borrowings	105,720
Other liabilities	22,345
Total liabilities assumed	2,020,508
Net assets acquired	$340,534

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
In addition, the Bank acquired loans of $1.4 billion not determined to be purchase credit impaired at the time of acquisition. These loans have an estimated cash flow of $1.6 billion and management expects to collect contractual required payments from the borrower with similar characteristics as other non-impaired loans.
In the assumption of deposit liabilities, the Company estimated the fair value of the core deposits intangible asset to be $19.9 million, which will be amortized utilizing an accelerated amortization method over an estimated economic life of 10 years. Fair value estimates are based on factors such as type of deposit, retention rates, interest rates and customer relationships.
Pro-forma financial information
Pro-forma data for the three months ending March 31, 2017 and March 31, 2016 listed in the table below presents pro-forma information as if the CommunityOne acquisition occurred at the beginning of 2016. The results include $3.0 million and $1.7 million of transaction and integration expense incurred during the three months ended March 31, 2017 and March 31, 2016, respectively. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Net interest income	$82,116	$78,072
Net income	$20,883	$13,154
Basic earnings per share	$0.40	$0.25
Diluted earnings per share	$0.39	$0.25

4. Investment Securities
Trading securities totaled $4.2 million and $3.8 million at March 31, 2017 and December 31, 2016, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2017 and December 31, 2016, are presented below:

(Dollars in thousands)	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$59,737	$1,508	$143	$61,102
State and political subdivisions—tax exempt	11,868	—	706	11,162
Mortgage-backed securities—residential issued by government sponsored entities	1,094,322	1,617	16,843	1,079,096
Industrial revenue bonds	3,068	68	—	3,136
Total	$1,168,995	$3,193	$17,692	$1,154,496
Held-to-Maturity
U.S. Government agencies	$10,679	$111	$—	$10,790
Corporate bonds	94,008	600	738	93,870
State and political subdivisions—tax exempt	8,129	532	—	8,661
State and political subdivisions—taxable	518	12	—	530
Mortgage-backed securities—residential issued by government sponsored entities	332,686	1,462	2,303	331,845
Total	$446,020	$2,717	$3,041	$445,696

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$28,354	$786	$187	$28,953
State and political subdivisions—tax exempt	11,871	—	794	11,077
Mortgage-backed securities—residential issued by government sponsored entities	883,802	1,644	16,524	868,922
Industrial revenue bonds	3,239	59	—	3,298
Total	$927,266	$2,489	$17,505	$912,250
Held-to-Maturity
U.S. Government agencies	$11,234	$77	$—	$11,311
Corporate bonds	94,010	279	2,301	91,988
State and political subdivisions—tax exempt	8,069	389	—	8,458
State and political subdivisions—taxable	520	13	—	533
Mortgage-backed securities—residential issued by government sponsored entities	350,126	1,081	2,586	348,621
Total	$463,959	$1,839	$4,887	$460,911

There were no sales of securities during the three months ended March 31, 2017 and March 31, 2016.
The estimated fair value of investment securities at March 31, 2017, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	March 31, 2017
	Amortized Cost	Estimated Fair Value	Yield
Available-for-Sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	30,197	31,051	3.10%
Due after ten years	44,476	44,349	2.85%
Mortgage-backed securities—residential issued by government sponsored entities	1,094,322	1,079,096	2.32%
Total	$1,168,995	$1,154,496	2.36%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-Maturity
Due in one year or less	$697	$699	1.72%
Due after one year through five years	59,749	59,612	4.90%
Due after five years through ten years	41,691	42,220	5.04%
Due after ten years	11,197	11,320	2.86%
Mortgage-backed securities—residential issued by government sponsored entities	332,686	331,845	2.37%
Total	$446,020	$445,696	2.97%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$20,396	$143	$—	$—	$20,396	$143
State and political subdivisions—tax exempt	11,162	706	—	—	11,162	706
Mortgage-backed securities—residential issued by government sponsored entities	823,743	16,843	—	—	823,743	16,843
Total	$855,301	$17,692	$—	$—	$855,301	$17,692
Held-to-Maturity
U.S. government agencies	$10,790	$333	$—	$—	$10,790	$333
Corporate bonds	14,975	25	29,325	713	44,300	738
Mortgage-backed securities—residential issued by government sponsored entities	257,034	5,579	8,006	325	265,040	5,904
Total	$282,799	$5,937	$37,331	$1,038	$320,130	$6,975

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$—	$—	$8,412	$187	$8,412	$187
State and political subdivisions - tax exempt	11,077	794	—	—	11,077	794
Mortgage-backed securities—residential issued by government sponsored entities	672,672	16,524	—	—	672,672	16,524
Total	$683,749	$17,318	$8,412	$187	$692,161	$17,505
Held-to-Maturity
U.S Government agencies	$11,311	$402	$—	$—	$11,311	$402
Corporate bonds	24,629	371	28,112	1,930	52,741	2,301
Mortgage-backed securities—residential issued by government sponsored entities	276,555	6,614	8,494	332	285,049	6,946
Total	$312,495	$7,387	$36,606	$2,262	$349,101	$9,649
As of March 31, 2017, the Company’s security portfolio consisted of 176 securities, 91 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate bonds and mortgage-backed securities.
The corporate bonds in an unrealized loss position at March 31, 2017 and December 31, 2016 continue to perform and are expected to perform through maturity. Unrealized losses associated with these securities are primarily due to changes in interest rates and market volatility, and the corporate issuers have not experienced significant adverse events that would call into question their ability to repay those debt obligations according to contractual terms. Further, because the Company does not have the intent to sell these corporate bonds and it is more likely than not that it will not be required to sell the securities before their anticipated recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2017 or December 31, 2016.
All of the mortgage-backed securities at March 31, 2017 and December 31, 2016 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017 or December 31, 2016.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Investment securities having carrying values of approximately $660.3 million and $621.8 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

5. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Non-owner occupied commercial real estate	$1,187,344	$1,130,883
Other commercial construction and land	350,401	327,622
Multifamily commercial real estate	115,996	117,515
1-4 family residential construction and land	157,920	140,030
Total commercial real estate	1,811,661	1,716,050
Owner occupied commercial real estate	1,313,086	1,321,405
Commercial and industrial	1,443,828	1,468,874
Total commercial	2,756,914	2,790,279
1-4 family residential	1,787,097	1,714,702
Home equity loans	502,099	507,759
Other consumer loans	422,775	448,972
Total consumer	2,711,971	2,671,433
Other	231,409	228,430
Total loans	$7,511,955	$7,406,192
Total loans include $5.0 million and $12.9 million of loans held for sale and $16.4 million and $15.5 million of net deferred loan origination costs and fees as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017, other loans include $43.5 million, $151.6 million and $1.4 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2016, other loans include $41.9 million, $149.0 million and $1.6 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
The Company designates purchased credit impaired loans as "PCI" by evaluating both qualitative and quantitative factors. At the time of acquisition, the Company accounted for the PCI loans by segregating each portfolio into loan pools with similar risk characteristics. Over the lives of the acquired PCI loans, the Company continues to estimate cash flows expected to be collected on each loan pool. The Company evaluates, at each balance sheet date, whether its estimates of the present value of the cash flows from the loan pools, determined using the effective interest rates, has decreased, such that the present value of such cash flows is less than the recorded investment of the pool, and if so, recognizes a provision for loan loss in its Consolidated Statements of Income, unless related to non-credit events.
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
The table below presents a roll forward of accretable yield and income expected to be earned related to PCI loans and the amount of nonaccretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the PCI loans. Other represents reductions of accretable yield due to non-credit events such as interest rate reductions on variable rate PCI loans and prepayment activity on PCI loans.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Accretable Yield
Balance at beginning of period	$161,639	$208,844
Accretion of income	(18,783)	(20,843)
Reclassification from nonaccretable difference	16,357	14,937
Other	(6,559)	(7,873)
Balance at end of period	$152,654	$195,065

Nonaccretable difference, balance at the end of the period	$127,657	$134,060
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
The following is a summary of the major categories of loans outstanding as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Non-PCI Loans
March 31, 2017	New	Acquired	PCI Loans	Total Loans
Non-owner occupied commercial real estate	$744,502	$215,582	$227,260	$1,187,344
Other commercial construction and land	208,508	76,406	65,487	350,401
Multifamily commercial real estate	79,411	16,266	20,319	115,996
1-4 family residential construction and land	131,600	26,007	313	157,920
Total commercial real estate	1,164,021	334,261	313,379	1,811,661
Owner occupied commercial real estate	910,444	233,223	169,419	1,313,086
Commercial and industrial loans	1,270,575	89,755	83,498	1,443,828
Total commercial	2,181,019	322,978	252,917	2,756,914
1-4 family residential	1,089,469	497,469	200,159	1,787,097
Home equity loans	179,315	259,135	63,649	502,099
Other consumer loans	315,339	80,287	27,149	422,775
Total consumer	1,584,123	836,891	290,957	2,711,971
Other	194,182	8,207	29,020	231,409
Total loans	$5,123,345	$1,502,337	$886,273	$7,511,955

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Non-PCI Loans
December 31, 2016	New	Acquired	PCI Loans	Total Loans
Non-owner occupied commercial real estate	$680,044	$221,304	$229,535	$1,130,883
Other commercial construction and land	182,486	73,248	71,888	327,622
Multifamily commercial real estate	77,694	19,108	20,713	117,515
1-4 family residential construction and land	105,816	33,831	383	140,030
Total commercial real estate	1,046,040	347,491	322,519	1,716,050
Owner occupied commercial real estate	901,957	239,982	179,466	1,321,405
Commercial and industrial loans	1,283,012	96,494	89,368	1,468,874
Total commercial	2,184,969	336,476	268,834	2,790,279
1-4 family residential	994,323	505,420	214,959	1,714,702
Home equity loans	172,883	268,093	66,783	507,759
Other consumer loans	330,423	88,134	30,415	448,972
Total consumer	1,497,629	861,647	312,157	2,671,433
Other	185,839	9,776	32,815	228,430
Total loans	$4,914,477	$1,555,390	$936,325	$7,406,192

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of March 31, 2017:

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Non-purchased credit impaired loans
Non-owner occupied commercial real estate	$—	$—	$2,324	$2,324
Other commercial construction and land	120	—	192	312
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	120	—	2,516	2,636
Owner occupied commercial real estate	—	—	4,443	4,443
Commercial and industrial loans	3	—	760	763
Total commercial	3	—	5,203	5,206
1-4 family residential	625	—	968	1,593
Home equity loans	1,350	—	2,246	3,596
Other consumer loans	4,854	—	2,675	7,529
Total consumer	6,829	—	5,889	12,718
Other	—	—	—	—
Total loans	$6,952	$—	$13,608	$20,560

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Purchased credit impaired loans*
Non-owner occupied commercial real estate	$13	$400	$—	$413
Other commercial construction and land	276	880	—	1,156
Multifamily commercial real estate	—	432	—	432
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	289	1,712	—	2,001
Owner occupied commercial real estate	1,158	4,101	—	5,259
Commercial and industrial loans	333	333	—	666
Total commercial	1,491	4,434	—	5,925
1-4 family residential	1,920	2,592	—	4,512
Home equity loans	855	1,129	—	1,984
Other consumer loans	2,467	894	—	3,361
Total consumer	5,242	4,615	—	9,857
Other	294	681	—	975
Total loans	$7,316	$11,442	$—	$18,758

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2016:

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Non-purchased credit impaired loans
Non-owner occupied commercial real estate	$—	$—	$2,584	$2,584
Other commercial construction and land	23	—	204	227
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	148	—	—	148
Total commercial real estate	171	—	2,788	2,959
Owner occupied commercial real estate	2,633	—	2,950	5,583
Commercial and industrial loans	169	—	698	867
Total commercial	2,802	—	3,648	6,450
1-4 family residential	493	—	1,048	1,541
Home equity loans	1,336	—	1,568	2,904
Other consumer loans	8,143	—	2,397	10,540
Total consumer	9,972	—	5,013	14,985
Other	—	—	—	—
Total loans	$12,945	$—	$11,449	$24,394

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Purchased credit impaired loans*
Non-owner occupied commercial real estate	$—	$1,130	$—	$1,130
Other commercial construction and land	550	777	—	1,327
Multifamily commercial real estate	—	420	—	420
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	550	2,327	—	2,877
Owner occupied commercial real estate	1,844	3,776	—	5,620
Commercial and industrial loans	592	509	—	1,101
Total commercial	2,436	4,285	—	6,721
1-4 family residential	4,288	6,060	—	10,348
Home equity loans	1,128	1,470	—	2,598
Other consumer loans	2,558	1,048	—	3,606
Total consumer	7,974	8,578	—	16,552
Other	87	716	—	803
Total loans	$11,047	$15,906	$—	$26,953
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

The following table summarizes loans, excluding PCI loans, by internal rating at March 31, 2017:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$954,965	$2,795	$—	$2,324	$—	$960,084
Other commercial construction and land	284,722	—	—	192	—	284,914
Multifamily commercial real estate	95,477	—	200	—	—	95,677
1-4 family residential construction and land	157,607	—	—	—	—	157,607
Total commercial real estate	1,492,771	2,795	200	2,516	—	1,498,282
Owner occupied commercial real estate	1,108,754	26,546	3,924	4,443	—	1,143,667
Commercial and industrial loans	1,327,963	16,219	15,388	760	—	1,360,330
Total commercial	2,436,717	42,765	19,312	5,203	—	2,503,997
1-4 family residential	1,582,693	1,146	2,131	968	—	1,586,938
Home equity loans	434,571	60	1,573	2,246	—	438,450
Other consumer loans	392,908	—	43	2,675	—	395,626
Total consumer	2,410,172	1,206	3,747	5,889	—	2,421,014
Other	202,389	—	—	—	—	202,389
Total loans	$6,542,049	$46,766	$23,259	$13,608	$—	$6,625,682

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans, excluding PCI loans, by internal rating at December 31, 2016:

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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

6. Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses for the three months ended March 31, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Balance, beginning of period	$43,065	$45,034
Provision (reversal) for loan losses for PCI loans	186	(9)
Provision for loan losses for non-PCI loans	3,206	1,384
Non-PCI loans charged-off	(3,183)	(1,824)
Recoveries of non-PCI loans previously charged-off	617	678
Balance, end of period	$43,891	$45,263
The following tables present the roll forward of the allowance for loan and lease losses for the three months ended March 31, 2017 and 2016 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	December 31, 2016	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	March 31, 2017
Non-owner occupied commercial real estate	$1,989	$(749)	$1	$1,241
Other commercial construction and land	12,692	974	2	13,668
Multifamily commercial real estate	171	—	—	171
1-4 family residential construction and land	666	73	2	741
Total commercial real estate	15,518	298	5	15,821
Owner occupied commercial real estate	1,397	87	2	1,486
Commercial and industrial loans	9,509	(377)	(214)	8,918
Total commercial	10,906	(290)	(212)	10,404
1-4 family residential	9,188	(308)	—	8,880
Home equity loans	1,214	(179)	44	1,079
Other consumer loans	5,890	3,588	(2,068)	7,410
Total consumer	16,292	3,101	(2,024)	17,369
Other	349	283	(335)	297
Total loans	$43,065	$3,392	$(2,566)	$43,891

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	December 31, 2015	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	March 31, 2016
Non-owner occupied commercial real estate	$1,598	$66	$7	$1,671
Other commercial construction and land	12,919	274	3	13,196
Multifamily commercial real estate	186	(4)	—	182
1-4 family residential construction and land	1,275	9	1	1,285
Total commercial real estate	15,978	345	11	16,334
Owner occupied commercial real estate	1,505	262	(80)	1,687
Commercial and industrial loans	9,627	465	37	10,129
Total commercial	11,132	727	(43)	11,816
1-4 family residential	11,057	(688)	5	10,374
Home equity loans	1,853	(370)	112	1,595
Other consumer loans	4,751	991	(900)	4,842
Total consumer	17,661	(67)	(783)	16,811
Other	263	370	(331)	302
Total loans	$45,034	$1,375	$(1,146)	$45,263

The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three months ended March 31, 2017 and 2016, by the class of loans against which the allowance is allocated:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31, 2017			March 31, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,050	$23,015	$43,065	$20,546	$24,488	$45,034
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(1)	—	(1)
Other commercial construction and land	—	—	—	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	—	—	—	(1)	—	(1)
Owner occupied commercial real estate	(6)	—	(6)	(80)	—	(80)
Commercial and industrial loans	(240)	—	(240)	(1)	—	(1)
Total commercial	(246)	—	(246)	(81)	—	(81)
1-4 family residential	(2)	—	(2)	—	—	—
Home equity loans	(39)	—	(39)	(61)	—	(61)
Other consumer loans	(2,322)	—	(2,322)	(1,129)	—	(1,129)
Total consumer	(2,363)	—	(2,363)	(1,190)	—	(1,190)
Other	(574)	—	(574)	(552)	—	(552)
Total charge-offs	(3,183)	—	(3,183)	(1,824)	—	(1,824)
Recoveries:
Non-owner occupied commercial real estate	1	—	1	8	—	8
Other commercial construction and land	2	—	2	3	—	3
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	1	—	1
Total commercial real estate	5	—	5	12	—	12
Owner occupied commercial real estate	8	—	8	—	—	—
Commercial and industrial loans	26	—	26	38	—	38
Total commercial	34	—	34	38	—	38
1-4 family residential	2	—	2	5	—	5
Home equity loans	83	—	83	173	—	173
Other consumer loans	254	—	254	229	—	229
Total consumer	339	—	339	407	—	407
Other	239	—	239	221	—	221
Total recoveries	617	—	617	678	—	678
Net charge-offs	(2,566)	—	(2,566)	(1,146)	—	(1,146)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	29	(778)	(749)	(51)	117	66
Other commercial construction and land	(150)	1,124	974	(103)	377	274
Multifamily commercial real estate	26	(26)	—	(14)	10	(4)
1-4 family residential construction and land	73	—	73	41	(32)	9
Total commercial real estate	(22)	320	298	(127)	472	345
Owner occupied commercial real estate	146	(59)	87	138	124	262
Commercial and industrial loans	(688)	311	(377)	306	159	465
Total commercial	(542)	252	(290)	444	283	727
1-4 family residential	(82)	(226)	(308)	(100)	(588)	(688)
Home equity loans	(13)	(166)	(179)	(155)	(215)	(370)
Other consumer loans	3,549	39	3,588	984	7	991
Total consumer	3,454	(353)	3,101	729	(796)	(67)
Other	316	(33)	283	338	32	370
Total provision (reversal) for loan and lease losses	3,206	186	3,392	1,384	(9)	1,375
Allowance for loan and lease losses at the end of the period	$20,690	$23,201	$43,891	$20,784	$24,479	$45,263

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of March 31, 2017:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$989	$252	$2,797	$957,287	$227,260
Other commercial construction and land	22	1,528	12,118	123	284,791	65,487
Multifamily commercial real estate	—	75	96	—	95,677	20,319
1-4 family residential construction and land	—	741	—	—	157,607	313
Total commercial real estate	22	3,333	12,466	2,920	1,495,362	313,379
Owner occupied commercial real estate	1	1,289	196	8,670	1,134,997	169,419
Commercial and industrial loans	—	5,628	3,290	9,377	1,350,953	83,498
Total commercial	1	6,917	3,486	18,047	2,485,950	252,917
1-4 family residential	122	2,053	6,705	1,969	1,579,989	200,159
Home equity loans	126	541	412	1,451	436,999	63,649
Other consumer loans	12	7,279	119	453	395,173	27,149
Total consumer	260	9,873	7,236	3,873	2,412,161	290,957
Other	—	284	13	—	202,389	29,020
Total loans	$283	$20,407	$23,201	$24,840	$6,595,862	$886,273

(1)	Loans collectively evaluated for impairment include $1.4 billion of acquired loans which are presented net of unamortized purchase discounts of $18.5 million.
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

For the three months ended March 31, 2017 and March 31, 2016, the amount of interest income recognized on loans that were impaired was not material .

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the three months ended March 31, 2017 and 2016, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s Consolidated Financial Statements or on the determination of the allowance for loan and lease losses at March 31, 2017 and 2016. The Company had loans modified in TDRs with recorded investments of $2.4 million, $2.7 million and $1.4 million as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively.
7. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2017 and 2016 is presented in the table below.
For the three months ended March 31, 2017 and 2016, proceeds on sales of OREO were $4.9 million and $7.1 million, respectively and net gains were $0.3 million and $0.7 million, respectively.

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Balance, beginning of period	$53,482	$52,776
Real estate acquired from borrowers and transfers from other assets	2,428	2,588
Valuation allowance	(247)	(467)
Properties sold	(4,613)	(6,392)
Balance, end of period	$51,050	$48,505
8. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase, cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps, and advances from the Federal Home Loan Bank (“FHLB”) .
The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at March 31, 2017 and December 31, 2016 were $20.4 million and $18.0 million, respectively, and were collateralized by $27.0 million and $27.6 million, respectively, of agency mortgage-backed securities.
The Bank has $0.7 million and $1.2 million of short term borrowings related to cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps at March 31, 2017 and December 31, 2016, respectively.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at March 31, 2017 and December 31, 2016 provided for incremental borrowing availability of up to $552.7 million and $415.9 million, respectively.
At March 31, 2017 and December 31, 2016, the Bank had $15.3 million and $15.4 million in letters of credit issued by the FHLB respectively, of which $15.0 million and $15.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida, respectively.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The FHLB advances as of March 31, 2017 and December 31, 2016 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount
March 31, 2017	Maturity Date	Interest Rate as of March 31, 2017
$50,000	May 19, 2017	1.07%
230	November 6, 2017	0.50%
50,000	November 20, 2017	0.87%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.91%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.92%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.92%	(1 Month FRC + 2 bps)*
80,000	September 20, 2021	0.93%	(1 Month FRC + 8 bps)*
75,000	September 29, 2021	0.98%	(1 Month FRC + 8 bps)*
75,000	January 20, 2022	0.93%	(1 Month FRC + 8 bps)*
420	February 10, 2026	—%
$490,650

(Dollars in thousands)

Contractual Outstanding Amount
December 31, 2016	Maturity Date	Interest Rate as of December 31, 2016
$25,000	January 20, 2017	0.63%
155,000	May 19, 2017	0.80%
271	November 6, 2017	0.50%
50,000	November 20, 2017	0.65%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	0.66%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	0.64%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	0.63%	(1 Month FRC + 2 bps)*
80,000	September 20, 2021	0.71%	(1 Month FRC + 8 bps)*
75,000	September 29, 2021	0.71%	(1 Month FRC + 8 bps)*
430	February 10, 2026	—%
$545,701

(*) FRC = FHLB Fixed Rate Credit interest rate.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

9. Long-Term Borrowings

Subordinated Debentures
Through its acquisitions of TIB Financial ("TIBB"), Capital Bank Corp. ("CBKN"), Green Bankshares ("GRNB"), Southern Community Financial ("SCMF" or "Southern Community"), and CommunityOne Bancorp ("COB" or "CommunityOne"), the Company assumed fourteen separate pooled offerings of trust preferred securities listed below. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s Consolidated Financial Statements, but rather the subordinated debentures are presented as liabilities. The trusts consist of wholly-owned statutory trust subsidiaries for the purpose of issuing the trust preferred securities. The trusts used the proceeds from the issuance of trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend equal to the interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the trust, at their respective option after a period of time, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board (“FRB”), if then required. Deferral of interest payments on the trust preferred securities is allowed for up to 60 months without being considered an event of default.
The subordinated debentures are included in Tier 1 capital under the capital guidelines of the Dodd-Frank Act. The subordinated debentures as of March 31, 2017 and December 31, 2016 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	March 31, 2017	December 31, 2016	Interest Rate as of March 31, 2017		Maturity Date
July 31, 2001	$5,000	$4,034	$4,018	4.62%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,848	2,831	4.62%	(3 Month LIBOR + 358 bps)	July 31, 2031
December 20, 2002	5,000	3,561	3,544	4.50%	(3 Month LIBOR + 335 bps)	December 30, 2032
June 26, 2003	10,000	6,260	6,231	4.25%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,862	6,823	3.87%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	6,049	6,020	3.88%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,710	1,697	2.81%	(3 Month LIBOR + 168 bps)	June 28, 2035
November 4, 2005	20,000	10,178	10,085	2.50%	(3 Month LIBOR + 137 bps)	December 15, 2035
December 22, 2005	10,000	4,897	4,863	2.53%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	7,163	7,107	2.67%	(3 Month LIBOR + 154 bps)	March 15, 2036
April 27, 2006	30,000	14,953	14,816	2.47%	(3 Month LIBOR + 132 bps)	June 30, 2036
June 23, 2006	20,000	12,169	12,092	2.57%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	30,915	30,685	2.78%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,673	5,644	2.53%	(3 Month LIBOR + 143 bps)	September 6, 2037
Total	$206,000	$117,272	$116,456

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 common, Tier 1 risk-based and Total Risk-based ratios. At March 31, 2017 and December 31, 2016 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$383,662	≥ 4.0%	$1,115,279	11.6%
Bank	$478,803	≥ 5.0%	$383,042	≥ 4.0%	$1,022,161	10.7%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$373,798	≥ 4.5%	$1,011,778	12.2%
Bank	$539,229	≥ 6.5%	$373,312	≥ 4.5%	$1,022,161	12.3%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$498,397	≥ 6.0%	$1,115,279	13.4%
Bank	$663,666	≥ 8.0%	$497,749	≥ 6.0%	$1,022,161	12.3%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$664,529	≥ 8.0%	$1,159,635	14.0%
Bank	$829,582	≥ 10.0%	$663,666	≥ 8.0%	$1,066,518	12.9%

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$360,513	≥ 4.0%	$1,101,743	12.2%
Bank	$450,006	≥ 5.0%	$360,005	≥ 4.0%	$1,010,409	11.2%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$367,521	≥ 4.5%	$1,012,831	12.4%
Bank	$529,887	≥ 6.5%	$366,845	≥ 4.5%	$1,010,409	12.4%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$490,028	≥ 6.0%	$1,101,743	13.5%
Bank	$652,169	≥ 8.0%	$489,127	≥ 6.0%	$1,010,409	12.4%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$653,371	≥ 8.0%	$1,145,351	14.0%
Bank	$815,211	≥ 10.0%	$652,169	≥ 8.0%	$1,054,016	12.9%
As of March 31, 2017 and December 31, 2016, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. The Company received dividends from the Bank totaling $4.2 million, $6.1 million, $5.7 million, and $64.2 million, on January 31, 2017, January 24, 2017, October 19, 2016 and June 1, 2016, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of March 31, 2017, our capital buffer is 4.9%; exceeding the 2.5% 2019 requirement.
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

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

Dividend Program

On April 20, 2017, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on May 19, 2017, to shareholders of record as of May 5, 2017.
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
As of March 31, 2017, the Company has repurchased a total of $312.4 million, or 12,739,763 common shares at an average price of $24.52 per share with $87.6 million remaining under the current board authorized stock repurchase program.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

11. Stock-Based Compensation
As of March 31, 2017, the Company had two compensation plans, the 2010 Equity Incentive Plan (the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards, and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Stock options	$24	$9
Restricted stock	876	308
Total stock-based compensation expense	$900	$317
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.5 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. Stock options have an expiration of ten years from the date it is granted. Under these plans, 56,927 options were exercised and 15,623 stock options were granted during the three months ended March 31, 2017.
The fair value of each option is estimated as of the date of the grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan at the date of grant. The risk-free interest rate was developed using the U.S. Treasury yield curve for a period equal to the expected life of the options on the grant date. The expected option life for the current period grants was estimated using the vesting period, the term of the option and estimates of future exercise behavior patterns. The expected volatility assumption was based on the historical volatility of the Company's stock price.
The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted during the three months ended March 31, 2017:

Three Months Ended
March 31, 2017
Dividend yield	1.21%
Risk-free interest rate	2.13%
Expected option life	6.00 years
Volatility	21.94%
Weighted average grant-date fair value of options granted	$8.61

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

ASC 718 requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. During the three months ended March 31, 2017 and 2016, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,180	$20.86	3,075	$20.12
Granted	15	39.55	30	30.54
Exercised	(57)	21.06	(10)	18.00
Canceled, expired or forfeited	—	—	—	—
Balance, March 31,	3,138	$20.94	3,095	$20.23
At March 31, 2017, the weighted average remaining contractual life for outstanding stock options was approximately 3.63 years and the aggregate intrinsic values was $68.2 million for stock options outstanding and exercisable.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at March 31, 2017 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	145	6.14 years	$18.00	145	$18.00
$18.01 - $20.00	2,819	3.23 years	20.00	2,819	20.00
$20.01 - $1,095.00	174	7.91 years	37.63	117	38.50
$18.00 - $2,026.00	3,138	3.63 years	$20.94	3,081	$20.67

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The restricted stock vests ratably over a three-year period subject to continued employment with the company. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. There were 165,063 restricted stock awards granted under the 2013 Plan during the three months ended March 31, 2017.

The following table summarizes unvested restricted stock activity for the three months ended March 31, 2017 and 2016:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31, 2017		March 31, 2016
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	197	$30.10	—	$—
Granted	165	39.56	185	30.54
Vested or released	(61)	30.54	—	—
Canceled, expired or forfeited	—	—	—	—
Balance, March 31	301	$35.51	185	$30.54

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

12. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the three months ended March 31, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Income before income taxes	$31,873	$15,620
Income taxes computed at Federal statutory tax rate	11,156	5,467
Effect of:
State taxes (net of federal benefit)	801	470
State statutory rate change	—	13
Tax-exempt interest income, net	(334)	(170)
Other, net	(633)	—
Total income tax expense	$10,990	$5,780
The Company uses an estimated annual effective tax rate method of computing its interim tax provision. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three months ended March 31, 2017 and March 31, 2016, the effective income tax rates were 34% and 37%, respectively. The change in effective income tax rate was mainly due to lower state income taxes, higher tax exempt interest income and other favorable adjustments.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, New York, South Carolina, North Carolina, and Tennessee. The net deferred tax assets as of March 31, 2017 and December 31, 2016 were $146.7 million and $150.3 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at March 31, 2017 and December 31, 2016.
At March 31, 2017 and December 31, 2016, the Company had $471.6 million and $478.6 million of gross federal net operating loss carry-forwards, respectively, which begin to expire after 2028 and are subject to annual cumulative limitation of $27.8 million for tax year 2017. In addition, the Company had $44.3 million of realized built-in-loss carry-forwards expected to be utilized.
At March 31, 2017 and December 31, 2016 the company had $506.0 million and $507.0 million of gross state net operating loss carry-forwards expected to be utilized, respectively.
At March 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits and no material amounts recorded for uncertain tax positions.

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
As of March 31, 2017, the Bank held industrial revenue bonds, which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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
Mortgage Servicing Rights
As of March 31, 2017, the fair value of the Company's Level 3 mortgage servicing rights (“MSR”) was $3.4 million, none of which are currently impaired and therefore are carried at amortized cost. The assumptions used include the fee per loan, the cost to service, the expected loan prepayment rate, and the discount rate. In determining the fair value of the existing MSR, the Company reviews the key assumptions, analyzes pricing in the market for comparable MSR, and uses a third party provider to independently calculate the fair value of its MSR.
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of March 31, 2017, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 are summarized below:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$4,150	$—	$4,150	$—
Available-for-sale securities:
Mortgage-backed securities—residential	$1,079,096	$—	$1,079,096	$—
Industrial revenue bonds	3,136	—	—	3,136
Corporate bonds	61,102	—	61,102	—
State and political subdivisions—tax exempt	11,162	—	11,162	—
Available-for-sale securities	$1,154,496	$—	$1,151,360	$3,136
Gross asset value of derivatives	$1,397	$—	$1,397	$—
Liabilities
Gross liability value of derivatives	$2,372	$—	$2,372	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the three months ended March 31, 2017.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,791	$—	$3,791	$—
Available-for-sale securities:
Mortgage-backed securities-residential	$868,922	$—	$868,922	$—
State and political subdivisions - tax exempt	11,077	—	11,077	—
Industrial revenue bonds	3,298	—	—	3,298
Corporate bonds	28,953	—	28,953	—
Available-for-sale securities	$912,250	$—	$908,952	$3,298
Gross asset value of derivatives	$1,078	$—	$1,078	$—
Liabilities
Gross liability value of derivatives	$1,354	$—	$1,354	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2016.
The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended and held at March 31, 2017:

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2017	$3,298
Principal reduction	(170)
Included in other comprehensive income	8
Ending balance, March 31, 2017	$3,136

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2016	$3,437
Principal reduction	(170)
Included in other comprehensive income	(18)
Ending balance, March 31, 2016	$3,249

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,136	Discounted cash flow	Discount rate	3.21% - 3.24%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,298	Discounted cash flow	Discount rate	3.31% - 3.35%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$42,001
Other repossessed assets	206	—	—
Impaired loans	—	—	1,107
Other real estate owned measured at fair value as of March 31, 2017 had a gross amount of $50.7 million, less valuation allowances totaling $8.7 million and is made up of $37.1 million commercial properties and $4.9 million residential properties. Impairment charges resulting from the non-recurring changes in the fair value of OREO included in the consolidated statement of income for the three months ended March 31, 2017 was $0.2 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession. Impaired loans are primarily comprised of residential properties and are measured at fair value as of March 31, 2017.
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
Other real estate owned measured at fair value as of December 31, 2016 had a gross amount of $50.0 million, less valuation allowances totaling $8.9 million and is made up of $35.5 million commercial properties and $5.7 million residential properties. Impairment charges resulting from the non-recurring changes in the fair value of OREO included in the consolidated statement of income for the three months ended December 31, 2016 was $0.7 million. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession. Impaired loans are primarily comprised of residential properties and are measured at fair value as of December 31, 2016.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$42,001	Fair value of property	None	—%
Impaired loans	1,107	Fair value of collateral	None	—%

(Dollars in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$41,168	Fair value of property	None	—%
Impaired loans	1,420	Fair value of collateral	None	—%

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
March 31, 2017	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$160,547	$160,547	$160,547	$—	$—
Trading securities	4,150	4,150	—	4,150	—
Investment securities available-for-sale	1,154,496	1,154,496	—	1,151,360	3,136
Investment securities held-to-maturity	446,020	445,696	—	445,696	—
Loans, net	7,468,064	7,478,239	—	4,980	7,473,259
Other earning assets (1)	29,796	29,796	—	—	29,796
Gross asset value of derivatives	1,397	1,397	—	1,397	—
Total financial assets	$9,264,470	$9,274,321	$160,547	$1,607,583	$7,506,191
Financial Liabilities
Non-contractual deposits	$5,958,134	$5,958,134	$—	$5,958,134	$—
Contractual deposits	2,134,473	2,118,049	—	2,118,049	—
Federal Home Loan Bank advances	490,650	489,540	—	489,540	—
Short-term borrowings	21,125	21,122	—	21,122	—
Subordinated debentures	117,272	116,645	—	—	116,645
Gross liability value of derivatives	2,372	2,372	—	2,372	—
Total financial liabilities	$8,724,026	$8,705,862	$—	$8,589,217	$116,645

(1) Includes Federal Home Loan Bank stock.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Fair Value Measurement
December 31, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$309,055	$309,055	$309,055	$—	$—
Trading securities	3,791	3,791	—	3,791	—
Investment securities available-for-sale	912,250	912,250	—	908,952	3,298
Investment securities held-to-maturity	463,959	460,911	—	460,911	—
Loans, net	7,363,127	7,395,128	—	12,874	7,382,254
Other earning assets (1)	32,050	32,050	—	—	32,050
Gross asset value of derivatives	1,078	1,078	—	1,078	—
Total financial assets	$9,085,310	$9,114,263	$309,055	$1,387,606	$7,417,602
Financial Liabilities
Non-contractual deposits	$5,743,316	$5,743,316	$—	$5,743,316	$—
Contractual deposits	2,137,312	2,121,519	—	2,121,519	—
Federal Home Loan Bank advances	545,701	546,023	—	546,023	—
Short-term borrowings	19,157	19,154	—	19,154	—
Subordinated debentures	116,456	114,593	—	—	114,593
Gross liability value of derivatives	1,354	1,354	—	1,354	—
Total financial liabilities	$8,563,296	$8,545,959	$—	$8,431,366	$114,593

(1) Includes Federal Home Loan Bank stock.
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, derivatives, noncontractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on transferability, the estimated fair value is equal to their carrying amount. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan and lease losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans does not necessarily represent exit price. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance sheet items that include commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

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
During the next twelve months, the Company estimates that an additional $0.7 million will be reclassified as a decrease to interest income from amounts reported in accumulated comprehensive income. During the three months ended March 31, 2017, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
During the second quarter of 2016, the company implemented an interest rate swap program to allow customers to convert variable rate loans to fixed rates. The interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with its derivative counterparties. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties. None of these interest rate swaps are designated or qualify as hedging relationships. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company recorded $0.2 million of customer swap fees in non-interest income for the three months ended March 31, 2017.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The forward loan sales derivative contracts are not designated as hedging instruments and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the three months ended March 31, 2017, the Company recorded $103 thousand in non-interest income and $114 thousand in non-interest expense as a result of changes in fair value of derivatives. For the three months ended March 31, 2016, the company recorded $24 thousand in non-interest income and $1 thousand in non-interest expense.

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's Consolidated Balance Sheet is presented below:

(Dollars in thousands)			March 31, 2017		December 31, 2016
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Asset derivatives
Derivatives designated as hedging instruments
Interest rate swap	—	Other assets	$—	$—	$130	$120,000
Derivatives not designated as hedging instruments
Forward loan sales contracts	87	Other assets	116	15,739	13	4,205
Interest rate swap	7	Other assets	1,281	39,588	935	24,947
Total asset derivatives			$1,397	$55,327	$1,078	$149,152

Liability derivatives
Derivatives designated as hedging instruments
Interest rate swap	4	Other liabilities	$1,131	$235,000	$378	$115,000
Derivatives not designated as hedging instruments
Forward loan sales contracts	1	Other liabilities	1	214	114	11,870
Interest rate swap	7	Other liabilities	1,240	39,855	862	24,947
Total liability derivatives			$2,372	$275,069	$1,354	$151,817

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2017:

(Dollars in thousands)	Three Months Ended March 31, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(451)	Interest income	$432	N/A	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2017:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Offsetting of derivative assets:
Interest rate swap	$1,281	$—	$1,281	$635	$364	$282
Total	$1,281	$—	$1,281	$635	$364	$282

Offsetting of derivative liabilities:
Interest rate swap	2,371	—	2,371	635	792	$944
Total	$2,371	$—	$2,371	$635	$792	$944

Capital Bank Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

The amount of collateral received and posted disclosed in the table above represents the offset of the assets and liabilities as of March 31, 2017. The actual cash collateral received and posted amounted to $0.7 million and $0.8 million, respectively.
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
As of March 31, 2017, there were eleven derivatives in a $2.4 million net liability position, which includes accrued interest and excludes nonperformance risk, related to these agreements. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. The company has minimum collateral posting thresholds with certain derivative counterparties, and has posted $0.8 million of cash collateral against its obligations under these agreements as of March 31, 2017.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank Corporation's loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, the Company’s geographic concentration in the southeastern region of the United States, the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, and risks related to Capital Bank Corporation's technology and information systems. Additional factors that may cause actual results to differ materially from these forward looking statements, include but are not limited to, the risk factors described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2016. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
Our financial information is prepared in accordance with U.S. GAAP, for more information on our accounting policies and estimates, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements
included in our annual report on Form 10-K for the fiscal year ended December 31, 2016. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our Consolidated Financial Statements and accompanying notes. For more information on our accounting policies and estimates, refer to the Company’s Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2016.
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2017, and statement of income for the three months then ended.
The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp., Green Bankshares, Southern Community Financial, and CommunityOne subsequent to our acquisition of each such entity. Throughout this discussion, we collectively refer to the above acquisitions as the “acquisitions” and loans acquired as “acquired loans”, and loans that are originated or purchased by Capital Bank Corporation as “new loans”.
Overview
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired eight depository institutions, including the assets and certain deposits from the Failed Banks. We operate 193 branches in Florida, North and South Carolina, Tennessee, and Virginia. During the three months ended March 31, 2017, the Company closed and consolidated three branches in conjunction with the merger of CommunityOne. The Company expects to close and consolidate an additional fifteen branches and incur an additional charge of approximately $4.0 million during 2017. As such, the Company transfered $6.2 million from fixed assets to bank properties held for sale during the three months ended March 31, 2017.
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
Our Chief Credit Officer, R. Bruce Singletary, has over 36 years of experience, including 23 years of experience managing credit risk. He has served as Head of Credit for NationsBank Corp. for the Mid-Atlantic region. Mr. Singletary then relocated to Florida to establish a centralized underwriting function to serve middle market commercial clients in the southeastern region of the United States. Mr. Singletary also served as Senior Risk Manager for commercial banking for Bank of America’s Florida Bank and as Senior Credit Policy Executive of C&S Sovran (renamed NationsBank Corp.).
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
Primary Factors Used to Evaluate Our Business
As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our Consolidated Balance Sheets and Statements of Income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with U.S. GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our Consolidated Financial Statements and accompanying notes. For more information on our accounting policies and estimates, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2016.
Quarterly Summary
For the three months ended March 31, 2017, we had net income of of $20.9 million, which increased 68% sequentially and 112% year-over-year. GAAP net income equated to $0.39 per diluted share. Core net income1 increased to $23.9 million, which is up 7% sequentially and 42% year over year. Core net income equated to $0.45 per diluted share. Core pre-tax adjustments for the first quarter of 2017 included $4.9 million of acquisition and branch closure expenses, offset by $0.1 million gain on investment securities.
1 Refer to Financial Condition for a reconciliation of these non-GAAP measures.
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
Three months ended March 31, 2017 compared to three months ended December 31, 2016:
Net interest income for the three months ended March 31, 2017 increased by $4.3 million, or 5.5%, to $82.1 million from $77.8 million. The net interest margin increased six basis points to 3.73% from 3.67% and the net interest spread increase five basis points to 3.58% from 3.53%. Loan yields increased four basis points to 4.58% from 4.54% due to an acquired loan recovery. During the quarter, we had new loan fundings of $504.8 million with an average yield of 4.19%, compared to $445.2 million and 4.06% in the prior quarter. The cost of core deposits increased one basis point to 0.21% from 0.20%. The cost of total deposits remained flat at 0.39%.

(Dollars in thousands)	Three Months Ended March 31, 2017			Three Months Ended December 31, 2016
	Average Balances	Interest	Yield / Rate	Average Balances	Interest	Yield / Rate
Interest earning assets
Loans (1)	$7,409,284	$83,753	4.58%	$6,977,690	$79,690	4.54%
Investment securities (1)	1,501,816	9,312	2.51%	1,347,554	8,065	2.38%
Interest bearing deposits in other banks	58,269	97	0.68%	143,446	166	0.46%
Other earning assets (2)	29,053	357	4.98%	30,904	382	4.92%
Total interest earning assets	8,998,422	$93,519	4.21%	8,499,594	$88,303	4.13%
Non-interest earning assets	909,138			829,740
Total assets	$9,907,560			$9,329,334
Interest bearing liabilities
Time deposits	$2,141,806	$4,539	0.86%	$2,049,066	$4,526	0.88%
Money market	1,777,343	1,756	0.40%	1,601,167	1,498	0.37%
Interest bearing demand	1,922,687	1,138	0.24%	1,748,269	935	0.21%
Savings	494,538	220	0.18%	471,466	219	0.18%
Total interest bearing deposits	6,336,374	7,653	0.49%	5,869,968	7,178	0.49%
Short-term borrowings and FHLB advances	493,643	887	0.73%	548,667	662	0.48%
Long-term borrowings	116,744	2,281	7.92%	108,276	2,087	7.67%
Total interest bearing liabilities	6,946,761	$10,821	0.63%	6,526,911	$9,927	0.61%
Non-interest bearing demand	1,595,695			1,508,496
Other liabilities	65,753			66,710
Shareholders’ equity	1,299,351			1,227,217
Total liabilities and shareholders’ equity	$9,907,560			$9,329,334
Net interest income and spread		$82,698	3.58%		$78,376	3.53%
Net interest margin			3.73%			3.67%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended March 31, 2017 Compared to Three Months Ended December 31, 2016 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$4,886	$(823)	$4,063
Investment securities (1)	949	298	1,247
Interest bearing deposits in other banks	(123)	54	(69)
Other earning assets (2)	(23)	(2)	(25)
Total interest income	5,689	(473)	5,216
Interest expense
Time deposits	200	(187)	13
Money market	171	87	258
Interest bearing demand	98	105	203
Savings	10	(9)	1
Short-term borrowings and FHLB advances	(72)	297	225
Long-term borrowings	165	29	194
Total interest expense	572	322	894
Change in net interest income	$5,117	$(795)	$4,322
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.
(2) Includes Federal Home Loan Bank stocks

Three months ended March 31, 2017 compared to three months ended March 31, 2016:
Net interest income for the three months ended March 31, 2017 increased by $20.7 million, or 33.8%, to $82.1 million from $61.4 million. The net interest margin increased nine basis points to 3.73% from 3.64% and the net interest spread increased eight basis points to 3.58% from 3.50%. Loan yields increased six basis points to 4.58% from 4.52% due to an acquired loan recovery. During the quarter, we had new loan fundings of $504.8 million with an average yield of 4.19%, compared to $296.4 million with an average yield of 3.73%, during the three months ended March 31, 2016. New loans represent 68% of our total loan portfolio, down from 77% at March 31, 2016 due to the acquisition of CommunityOne. Investment securities yields increased 19 basis points to 2.51% due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased four basis points to 0.21%. The cost of total deposits decreased three basis points to 0.39%. Total funding cost remained flat at 0.51% basis points.

(Dollars in thousands)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balances	Interest	Yield / Rate	Average Balances	Interest	Yield / Rate
Interest earning assets
Loans (1)	$7,409,284	$83,753	4.58%	$5,611,488	$63,009	4.52%
Investment securities (1)	1,501,816	9,312	2.51%	1,122,523	6,483	2.32%
Interest bearing deposits in other banks	58,269	97	0.68%	73,188	84	0.46%
Other earning assets (2)	29,053	357	4.98%	25,136	315	5.04%
Total interest earning assets	8,998,422	93,519	4.21%	6,832,335	69,891	4.11%
Non-interest earning assets	909,138			618,087
Total assets	$9,907,560			$7,450,422
Interest bearing liabilities
Time deposits	$2,141,806	$4,539	0.86%	$1,689,653	$4,120	0.98%
Money market	1,777,343	1,756	0.40%	1,247,333	1,067	0.34%
Interest bearing demand	1,922,687	1,138	0.24%	1,370,957	648	0.19%
Savings	494,538	220	0.18%	419,588	227	0.22%
Total interest bearing deposits	6,336,374	7,653	0.49%	4,727,531	6,062	0.52%
Short-term borrowings and FHLB advances	493,643	887	0.73%	460,892	532	0.46%
Long-term borrowings	116,744	2,281	7.92%	85,986	1,511	7.07%
Total interest bearing liabilities	6,946,761	10,821	0.63%	5,274,409	8,105	0.62%
Non-interest bearing demand	1,595,695			1,138,782
Other liabilities	65,753			42,418
Shareholders’ equity	1,299,351			994,813
Total liabilities and shareholders’ equity	$9,907,560			$7,450,422
Net interest income and spread		$82,698	3.58%		$61,786	3.50%
Net interest margin			3.73%			3.64%

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$20,319	$425	$20,744
Investment securities (1)	2,323	506	2,829
Interest bearing deposits in other banks	(20)	33	13
Other earning assets (2)	48	(6)	42
Total interest income	22,670	958	23,628
Interest expense
Time deposits	1,006	(587)	419
Money market	505	184	689
Interest bearing demand	301	189	490
Savings	37	(44)	(7)
Short-term borrowings and FHLB advances	40	315	355
Long-term borrowings	587	183	770
Total interest expense	2,476	240	2,716
Change in net interest income	$20,194	$718	$20,912
(1) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

(2) Includes Federal Home Loan Bank stocks

Provision for Loan and Lease Losses
The following table presents the provision for loan and lease losses for PCI and non-PCI Loans for the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Provision (reversal) for loan and lease losses on PCI Loans	$186	$(9)
Provision for loan and lease losses on non-PCI Loans	3,206	1,384
Provision for Loan and Lease Losses	$3,392	$1,375
Three months ended March 31, 2017 compared to three months ended March 31, 2016:
The provision for loan and lease losses for the three months ended March 31, 2017 was $3.4 million compared to $1.4 million for the three months ended March 31, 2016. The provision on the non-PCI loans was $3.2 million for the three months ended March 31, 2017, as compared to $1.4 million for the three months ended March 31, 2016.
The table below illustrates the impact of our first quarter of 2017 estimates of expected cash flows on PCI Loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance	Weighted Average Note Rate	Weighted Average Life (Years)
PCI loans	$23,201	5.73%	8.33%	$886,273	4.91%	2.55
Non-interest Income
Three Months Ended March 31, 2017 compared to three months ended March 31, 2016:
Non-interest income increased $13.3 million, to $15.9 million for the three months ended March 31, 2017 from $2.6 million for the three months ended March 31, 2016. The increase was mainly due to the absence of $9.2 million charge for the termination of loss share agreements in the prior year and an increase in fees associated with the acquisition of CommunityOne.
The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Service charges on deposit accounts	$5,375	$4,811
Debit card income	4,765	3,086
Fees on mortgage loans originated and sold	1,248	971
Investment advisory and trust fees	641	497
Termination of loss share agreements	—	(9,178)
Investment securities gains, net	67	40
OREO revenues	223	94
Earnings on bank owned life insurance policies	772	398
Wire transfer fees	243	203
Participated loan fees	667	672
Fee income interest rate swaps	247	—
Other income	1,604	972
Total non-interest income	$15,852	$2,566
Non-interest Expense
Three months ended March 31, 2017 compared to three months ended March 31, 2016:
Non-interest expense increased $15.8 million, or 34%, to $62.7 million for the three months ended March 31, 2017 from $46.9 million for the three months ended March 31, 2016. The increase was mainly due to the acquisition of CommunityOne and includes $7.0 million of additional employee compensation, $1.8 million in restructuring charges, $1.4 million in conversion and merger expense and $1.3 million in occupancy expense.
Our efficiency ratios for the three months ended March 31, 2017 and 2016 were 64.00% and 73.42%, respectively. Our core efficiency ratios for the three months ended March 31, 2017 and 2016 were 58.99% and 61.63%, respectively.
The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Salaries and employee benefits	$29,166	$22,162
Stock-based compensation expense	900	317
Net occupancy and equipment expense	8,992	7,703
Computer services	3,873	3,575
Software expense	2,662	2,036
Telecommunication expense	2,424	1,532
OREO valuation expense	247	467
Net gains on sales of OREO	(308)	(679)
Foreclosed asset related expense	364	285
Loan workout expense	201	244
Conversion and merger related expense	3,037	1,687
Professional fees	2,096	1,612
Restructuring charges, net	1,912	142
Regulatory assessments	719	1,275
Amortization of intangibles	1,667	929
Other expense	4,751	3,651
Total non-interest expense	$62,703	$46,938

The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three months ended March 31, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Net interest income	$82,116	$61,367

Reported non-interest income	$15,852	$2,566
Less: Termination of loss share agreements	—	9,178
Securities (gains)	(67)	(40)
Core non-interest income	$15,785	$11,704

Reported non-interest expense	$62,703	$46,938
Less: Stock-based compensation	—	—
Conversion costs and merger tax deductible	3,037	1,107
Legal merger non-deductible	—	580
Restructuring charges, net	1,912	142
Severance expense	—	75
Core non-interest expense	$57,754	$45,034

Efficiency ratio	64.00%	73.42%
Core efficiency ratio	58.99%	61.63%

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
Income Taxes
The provision for income taxes was $11.0 million and $5.8 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The effective income tax rate was 34% and 37% for these periods, respectively.
At March 31, 2017 and December 31, 2016, the Company had no material amounts recorded for uncertain tax positions and no material unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 12. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.
Financial Condition
Our assets totaled $10.1 billion at March 31, 2017 and $9.9 billion at December 31, 2016. Total loans increased $105.8 million to $7.5 billion at March 31, 2017 compared to $7.4 billion at December 31, 2016. The increase in loans was due to new loans of $504.8 million, partially offset by $19.4 million in resolutions of problem loans and $379.6 million in net principal repayments. Investment and trading securities increased by $224.7 million mainly due to $263.8 million of investment purchases and $0.5 million change in market valuation on available for sale investment securities, partially offset by $39.7 million of principal reductions and amortization, and $0.1 million in securities calls. Total deposits increased by $212.0 million or 2.7% to $8.1 billion at March 31, 2017 compared to $7.9 billion at December 31, 2016. Core deposits increased by $214.6 million. Non-interest bearing checking accounts increased $90.1 million, interest bearing demand deposits increased by $30.0 million, money market balances increased $95.4 million and savings deposits decreased by $0.9 million. Core deposits represent 72.7% and 72.0% of total deposits at March 31, 2017 and December 31, 2016, respectively. Brokered deposits and time deposits decreased by $2.6 million. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $629.0 million and $681.3 million at March 31, 2017 and December 31, 2016, respectively. FHLB advances decreased by $55.1 million to $490.7 million at March 31, 2017 compared to $545.7 million at December 31, 2016.
Shareholders’ equity was $1.3 billion at March 31, 2017 and December 31, 2016. The Company’s Board of Directors has authorized a stock repurchase plan of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
As of March 31, 2017, the Company has repurchased a total of $312.4 million, or 12,739,763 common shares at an average price of $24.52 per share, and had $87.6 million remaining under the current board authorized stock repurchase program.
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

(Dollars in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Net Income	$20,883	$9,840
Adjustments
Non-interest income
Termination of loss share agreements	—	9,178
Security (gains)	(67)	(40)
Non-interest expense
Severance expense	—	75
Conversion costs and merger tax deductible	3,037	1,107
Legal merger non deductible	—	580
Restructuring charges, net	1,912	142
Tax effect of adjustments	(1,865)	(3,999)
Core Net Income	$23,900	$16,883

Average Assets	$9,907,560	$7,450,422
ROA	0.84%	0.53%
Core ROA	0.96%	0.91%

Loans
Our loan portfolio is our largest earning asset. Our strategy is to increase the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives.

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	March 31, 2017		December 31, 2016		Year to Date Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$1,187,344	15.8%	$1,130,883	15.3%	$56,461	5.0%
Other commercial construction and land	350,401	4.7%	327,622	4.4%	22,779	7.0%
Multifamily commercial real estate	115,996	1.5%	117,515	1.6%	(1,519)	(1.3)%
1-4 family residential construction and land	157,920	2.1%	140,030	1.9%	17,890	12.8%
Total commercial real estate	1,811,661	24.1%	1,716,050	23.2%	95,611	5.6%
Owner occupied commercial real estate	1,313,086	17.5%	1,321,405	17.8%	(8,319)	(0.6)%
Commercial and industrial	1,443,828	19.2%	1,468,874	19.8%	(25,046)	(1.7)%
Total commercial	2,756,914	36.7%	2,790,279	37.6%	(33,365)	(1.2)%
1-4 family residential	1,787,097	23.8%	1,714,702	23.1%	72,395	4.2%
Home equity loans	502,099	6.7%	507,759	6.9%	(5,660)	(1.1)%
Other consumer loans	422,775	5.6%	448,972	6.1%	(26,197)	(5.8)%
Total consumer	2,711,971	36.1%	2,671,433	36.1%	40,538	1.5%
Other	231,409	3.1%	228,430	3.1%	2,979	1.3%
Total loans	$7,511,955	100.0%	$7,406,192	100.0%	$105,763	1.4%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	March 31, 2017
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$744,502	$215,582	$227,260	$1,187,344
Other commercial construction and land	208,508	76,406	65,487	350,401
Multifamily commercial real estate	79,411	16,266	20,319	115,996
1-4 family residential construction and land	131,600	26,007	313	157,920
Total commercial real estate	1,164,021	334,261	313,379	1,811,661
Owner occupied commercial real estate	910,444	233,223	169,419	1,313,086
Commercial and industrial	1,270,575	89,755	83,498	1,443,828
Total commercial	2,181,019	322,978	252,917	2,756,914
1-4 family residential	1,089,469	497,469	200,159	1,787,097
Home equity loans	179,315	259,135	63,649	502,099
Other consumer loans	315,339	80,287	27,149	422,775
Total consumer	1,584,123	836,891	290,957	2,711,971
Other	194,182	8,207	29,020	231,409
Total loans	$5,123,345	$1,502,337	$886,273	$7,511,955

(Dollars in thousands)	December 31, 2016
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$680,044	$221,304	$229,535	$1,130,883
Other commercial construction and land	182,486	73,248	71,888	327,622
Multifamily commercial real estate	77,694	19,108	20,713	117,515
1-4 family residential construction and land	105,816	33,831	383	140,030
Total commercial real estate	1,046,040	347,491	322,519	1,716,050
Owner occupied commercial real estate	901,957	239,982	179,466	1,321,405
Commercial and industrial	1,283,012	96,494	89,368	1,468,874
Total commercial	2,184,969	336,476	268,834	2,790,279
1-4 family residential	994,323	505,420	214,959	1,714,702
Home equity loans	172,883	268,093	66,783	507,759
Other consumer loans	330,423	88,134	30,415	448,972
Total consumer	1,497,629	861,647	312,157	2,671,433
Other	185,839	9,776	32,815	228,430
Total loans	$4,914,477	$1,555,390	$936,325	$7,406,192
During the three months ended March 31, 2017, our loan portfolio increased by $105.8 million, as $504.8 million of new loans were partially offset by $19.4 million in resolutions of problem loans and $379.6 million in net principal repayments. New and acquired non-impaired loans represent 88.2% of our total loan portfolio as compared to 87.4% at December 31, 2016.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 27.1% and 37.1%, respectively, of new loan production for the three months ended March 31, 2017. We expect that this production will be more balanced going forward, as we expect commercial real estate to comprise a larger proportion of new loan production.
The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Three Months Ended
	March 31, 2017		March 31, 2016
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$80,482	15.9%	$32,948	11.1%
Other commercial construction and land	70,551	14.0%	36,821	12.4%
Multifamily commercial real estate	5,548	1.1%	1,176	0.4%
1-4 family residential construction and land	24,233	4.8%	18,425	6.2%
Total commercial real estate	180,814	35.8%	89,370	30.1%
Owner occupied commercial real estate	41,023	8.1%	19,802	6.7%
Commercial and industrial	95,852	19.0%	125,068	42.2%
Total commercial	136,875	27.1%	144,870	48.9%
1-4 family residential	144,103	28.6%	41,386	14.0%
Home equity loans	12,550	2.5%	10,043	3.4%
Other consumer loans	19,263	3.8%	8,973	3.0%
Total consumer	175,916	34.9%	60,402	20.4%
Other	11,176	2.2%	1,763	0.6%
Total loans	$504,781	100.0%	$296,405	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, North Carolina, South Carolina, and Tennessee accounted for 36.0%, 34.0%, 11.3% and 18.7% of our new loans, respectively, for the three months ended March 31, 2017. Florida, North Carolina, South Carolina, and Tennessee accounted for 25.3%, 33.4%, 14.2% and 27.1% of our new loans, respectively, for the three months ended March 31, 2016.
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
As of March 31, 2017, total loans were $7.5 billion, of which 0.2% were past due 30-89 days, 0.8% were nonperforming PCI (of which 0.1% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2016, total loans were $7.4 billion, of which 0.3% were past due 30-89 days, 0.9% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.2% were nonaccrual.
At March 31, 2017, 11.8% of loans were acquired impaired loans. We applied acquisition accounting adjustments to the acquired loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.
Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators as of the dates indicated:

(Dollars in thousands)	March 31, 2017				December 31, 2016
	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual

Non-owner occupied commercial real estate	$1,187,344	—%	0.3%	0.2%	$1,130,883	—%	0.4%	0.2%
Other commercial construction and land	350,401	0.1%	3.6%	0.1%	327,622	0.2%	3.4%	0.1%
Multifamily commercial real estate	115,996	—%	0.4%	—%	117,515	—%	0.6%	—%
1-4 family residential construction and land	157,920	—%	—%	—%	140,030	0.1%	—%	—%
Total commercial real estate	1,811,661	—%	0.9%	0.1%	1,716,050	—%	1.0%	0.2%
Owner occupied commercial real estate	1,313,086	—%	0.6%	0.3%	1,321,405	0.2%	0.7%	0.2%
Commercial and industrial loans	1,443,828	—%	1.1%	0.1%	1,468,874	—%	1.1%	—%
Total commercial	2,756,914	—%	0.9%	0.2%	2,790,279	0.1%	9.0%	0.1%
1-4 family residential	1,787,097	0.1%	0.6%	0.1%	1,714,702	0.2%	0.8%	0.1%
Home equity loans	502,099	0.4%	0.7%	0.4%	507,759	0.4%	0.7%	0.3%
Other consumer loans	422,775	1.7%	0.3%	0.6%	448,972	2.3%	0.4%	0.5%
Total consumer	2,711,971	0.4%	0.6%	0.2%	2,671,433	0.6%	0.7%	0.2%
Other	231,409	—%	0.5%	—%	228,430	—%	0.5%	—%
Total loans	$7,511,955	0.2%	0.8%	0.2%	$7,406,192	0.3%	0.9%	0.2%
Total non-performing loans as of March 31, 2017 declined by $3.5 million, or 5%, to $71.6 million as compared to $75.1 million at December 31, 2016. The change in non-performing loans during the three months ended March 31, 2017 was attributable to $7.9 million in resolutions and $2.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $6.8 million of loans that became non-performing.
During the three months ended March 31, 2017, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately 70.8% consisted of residential loans and 29.2% consisted of commercial real estate loans.

The customer-owed principal balances and carrying amounts as of March 31, 2017 and December 31, 2016 are set forth in the tables below:

(Dollars in thousands)	March 31, 2017
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Non-owner occupied commercial real estate	$1,311,433	$1,187,344	90.5%	$6,182	0.5%
Other commercial construction and land	743,109	350,401	47.2%	12,823	3.7%
Multifamily commercial real estate	131,841	115,996	88.0%	432	0.4%
1-4 family residential construction and land	218,622	157,920	72.2%	—	—%
Total commercial real estate	2,405,005	1,811,661	75.3%	19,437	1.1%
Owner occupied commercial real estate	1,420,656	1,313,086	92.4%	12,189	0.9%
Commercial and industrial loans	1,578,456	1,443,828	91.5%	17,004	1.2%
Total commercial	2,999,112	2,756,914	91.9%	29,193	1.1%
1-4 family residential	1,909,491	1,787,097	93.6%	11,878	0.7%
Home equity loans	571,911	502,099	87.8%	5,983	1.2%
Other consumer loans	454,832	422,775	93.0%	4,004	0.9%
Total consumer	2,936,234	2,711,971	92.4%	21,865	0.8%
Other	250,292	231,409	92.5%	1,082	0.5%
Total Loans	$8,590,643	$7,511,955	87.4%	$71,577	1.0%

(1)	The carrying amount represents a discount from the total gross customer balance of $1,078.7 million or 12.6%.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

(Dollars in thousands)	December 31, 2016
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Non-owner occupied commercial real estate	$1,257,156	$1,130,883	90.0%	$7,170	0.6%
Other commercial construction and land	735,457	327,622	44.5%	11,482	3.5%
Multifamily commercial real estate	133,578	117,515	88.0%	721	0.6%
1-4 family residential construction and land	199,232	140,030	70.3%	—	—%
Total commercial real estate	2,325,423	1,716,050	73.8%	19,373	1.1%
Owner occupied commercial real estate	1,437,417	1,321,405	91.9%	12,740	1.0%
Commercial and industrial loans	1,658,413	1,468,874	88.6%	17,099	1.2%
Total commercial	3,095,830	2,790,279	90.1%	29,839	1.1%
1-4 family residential	1,831,407	1,714,702	93.6%	15,367	0.9%
Home equity loans	583,204	507,759	87.1%	5,243	1.0%
Other consumer loans	508,326	448,972	88.3%	4,120	0.9%
Total consumer	2,922,937	2,671,433	91.4%	24,730	0.9%
Other	247,782	228,430	92.2%	1,174	0.5%
Total Loans	$8,591,972	$7,406,192	86.2%	$75,116	1.0%

(1)	The carrying amount represents a discount from the total gross customer balance of $1,185.8 million, or 13.8%.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At March 31, 2017, the allowance for loan and lease losses was $43.9 million, of which $23.2 million was associated with PCI loans and $20.7 million related to new loans or acquired non-PCI loans. At March 31, 2017, the allowance for loan and lease losses represents 0.58% of our total $7.5 billion loan portfolio. At December 31, 2016, the allowance for loan and lease losses was $43.1 million, of which $23.0 million was associated with PCI loans and $20.1 million related to new loans or acquired non-PCI loans. At December 31, 2016, the allowance for loan and lease losses represented 0.58% of our total $7.4 billion loan portfolio.
For non-PCI loans, the allowance for loan and lease losses reflects an allowance for probable incurred credit losses in the loan portfolio. Our formalized process for assessing the adequacy of the allowance for loan and lease losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analysis and loan pool analysis. Individual loan analysis are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and are performed primarily on commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Doubtful. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss. The specific component relates to loans that are individually classified as impaired.
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
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three months ended March 31, 2017 and 2016 by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	March 31, 2017			March 31, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,050	$23,015	$43,065	$20,546	$24,488	$45,034
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(1)	—	(1)
Other commercial construction and land	—	—	—	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	—	—	—	(1)	—	(1)
Owner occupied commercial real estate	(6)	—	(6)	(80)	—	(80)
Commercial and industrial loans	(240)	—	(240)	(1)	—	(1)
Total commercial	(246)	—	(246)	(81)	—	(81)
1-4 family residential	(2)	—	(2)	—	—	—
Home equity loans	(39)	—	(39)	(61)	—	(61)
Other consumer loans	(2,322)	—	(2,322)	(1,129)	—	(1,129)
Total consumer	(2,363)	—	(2,363)	(1,190)	—	(1,190)
Other	(574)	—	(574)	(552)	—	(552)
Total charge-offs	(3,183)	—	(3,183)	(1,824)	—	(1,824)
Recoveries:
Non-owner occupied commercial real estate	1	—	1	8	—	8
Other commercial construction and land	2	—	2	3	—	3
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	1	—	1
Total commercial real estate	5	—	5	12	—	12
Owner occupied commercial real estate	8	—	8	—	—	—
Commercial and industrial loans	26	—	26	38	—	38
Total commercial	34	—	34	38	—	38
1-4 family residential	2	—	2	5	—	5
Home equity loans	83	—	83	173	—	173
Other consumer loans	254	—	254	229	—	229
Total consumer	339	—	339	407	—	407
Other	239	—	239	221	—	221
Total recoveries	617	—	617	678	—	678
Net charge-offs	(2,566)	—	(2,566)	(1,146)	—	(1,146)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	29	(778)	(749)	(51)	117	66
Other commercial construction and land	(150)	1,124	974	(103)	377	274
Multifamily commercial real estate	26	(26)	—	(14)	10	(4)
1-4 family residential construction and land	73	—	73	41	(32)	9
Total commercial real estate	(22)	320	298	(127)	472	345
Owner occupied commercial real estate	146	(59)	87	138	124	262
Commercial and industrial loans	(688)	311	(377)	306	159	465
Total commercial	(542)	252	(290)	444	283	727
1-4 family residential	(82)	(226)	(308)	(100)	(588)	(688)
Home equity loans	(13)	(166)	(179)	(155)	(215)	(370)
Other consumer loans	3,549	39	3,588	984	7	991
Total consumer	3,454	(353)	3,101	729	(796)	(67)
Other	316	(33)	283	338	32	370
Total provision (reversal) for loan and lease losses	3,206	186	3,392	1,384	(9)	1,375
Allowance for loan and lease losses at the end of the period	$20,690	$23,201	$43,891	$20,784	$24,479	$45,263

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of new loans or non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017			December 31, 2016
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$960,084	$989	0.1%	$901,348	$959	0.1%
Other commercial construction and land	284,914	1,550	0.5%	255,734	1,698	0.7%
Multifamily commercial real estate	95,677	75	0.1%	96,802	49	0.1%
1-4 family residential construction and land	157,607	741	0.5%	139,647	666	0.5%
Total commercial real estate	1,498,282	3,355	0.2%	1,393,531	3,372	0.2%
Owner occupied commercial real estate	1,143,667	1,290	0.1%	1,141,939	1,142	0.1%
Commercial and industrial	1,360,330	5,628	0.4%	1,379,506	6,530	0.5%
Total commercial	2,503,997	6,918	0.3%	2,521,445	7,672	0.3%
1-4 family residential	1,581,958	2,175	0.1%	1,486,869	2,257	0.2%
Home equity loans	438,450	667	0.2%	440,976	636	0.1%
Other consumer loans	395,626	7,291	1.8%	418,557	5,810	1.4%
Total consumer	2,416,034	10,133	0.4%	2,346,402	8,703	0.4%
Other	202,389	284	0.1%	195,615	303	0.2%
Total loans	$6,620,702	$20,690	0.3%	$6,456,993	$20,050	0.3%

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

The following table summarizes criticized and classified loans at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017 (1)	December 31, 2016 (1)
Non-owner occupied commercial real estate	$26,444	$37,194
Other commercial construction and land	39,657	41,441
Multifamily commercial real estate	1,642	2,191
1-4 family residential construction and land	—	—
Total commercial real estate	67,743	80,826
Owner occupied commercial real estate	65,466	50,469
Commercial and industrial	56,193	54,473
Total commercial	121,659	104,942
1-4 family residential	25,441	31,069
Home equity loans	8,624	9,008
Other consumer loans	4,054	4,180
Total consumer	38,119	44,257
Other	2,097	2,152
Total loans	$229,618	$232,177
 (1) PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $2.6 million, or 4.4% annualized, during the three months ended March 31, 2017 as a result of $2.4 million in transfers to other real estate owned and $28.4 million of pay downs, charge offs and upgrades. Loan downgrades of $28.2 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of March 31, 2017, there were 154 loans individually evaluated for impairment and 96 deemed impaired with a related allowance for loan and lease losses of $283 thousand. At December 31, 2016, there were 137 loans individually evaluated for impairment and 83 deemed impaired with a related allowance for loan and lease losses of $274 thousand.
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

(Dollars in thousands)	March 31, 2017	December 31, 2016
	Total	Total
Total non-accrual loans	$13,608	$11,449
Accruing/accreting loans delinquent 90 days or more	11,442	15,906
Accreting PCI loans <90 days with expected cash flows less than contractual	46,527	47,761
Total non-performing loans	71,577	75,116
Repossessed personal property	206	163
Other real estate owned	51,050	53,482
Total non-performing assets	$122,833	$128,761
Allowance for loan and lease losses	$43,891	$43,065
Non-performing assets as a percent of total assets	1.22%	1.30%
Non-performing loans as a percent of total loans	0.95%	1.01%
Allowance for loan and lease losses as a percent of non-performing loans	61.32%	57.33%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans	0.31%	0.32%
At March 31, 2017 and December 31, 2016, loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 5. Loans in our Consolidated Financial Statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at March 31, 2017 declined by $5.9 million to $122.8 million compared to $128.8 million at December 31, 2016, which represents an annualized decline of 18.4%. The change in non-performing assets was attributable to the net decline in non-performing loans and other real estate owned of $3.5 million and $2.4 million, respectively. The net decline in non-performing loans was due to $7.9 million in resolutions and $2.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $6.8 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $4.6 million.
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
Trading securities related to our non-qualified deferred compensation program and CRA investment fund totaled $4.2 million and $3.8 million at March 31, 2017 and December 31, 2016, respectively.

Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a low degree of credit and liquidity risk. The following tables set forth our investment securities as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$59,737	$61,102	5.3%	3.19%	9.16
State and political subdivisions—tax exempt	11,868	11,162	1.0%	1.88%	10.99
Mortgage-backed securities—residential issued by government sponsored entities	1,094,322	1,079,096	93.5%	2.32%	4.72
Industrial revenue bonds	3,068	3,136	0.2%	2.31%	3.94
Total	$1,168,995	$1,154,496	100.0%	2.36%	5.04
Held-to-Maturity
U.S. Government agencies	$10,679	$10,790	2.4%	2.81%	3.78
Corporate bonds	94,008	93,870	21.1%	5.05%	4.98
State and political subdivisions—tax exempt	8,129	8,661	1.9%	3.59%	4.45
State and political subdivisions—taxable	518	530	0.1%	3.96%	1.93
Mortgage-backed securities—residential issued by government sponsored entities	332,686	331,845	74.5%	2.37%	3.95
Total	$446,020	$445,696	100.0%	2.97%	4.17

(Dollars in thousands)	December 31, 2016
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$28,354	$28,953	3.2%	3.20%	9.56
State and political subdivisions - tax exempt	11,871	11,077	1.2%	1.88%	11.35
Mortgage-backed securities—residential issued by government sponsored entities	883,802	868,922	95.2%	2.19%	4.95
Industrial revenue bonds	3,239	3,298	0.4%	2.15%	4.12
Total	$927,266	$912,250	100.0%	2.22%	5.20
Held-to-Maturity
U.S. Government agencies	$11,234	$11,311	2.5%	2.81%	5.02
Corporate bonds	94,010	91,988	20.0%	5.05%	3.80
State and political subdivisions—tax exempt	8,069	8,458	1.8%	3.58%	4.66
State and political subdivisions—taxable	520	533	0.1%	3.96%	2.20
Mortgage-backed securities—residential issued by government sponsored entities	350,126	348,621	75.6%	2.33%	3.64
Total	$463,959	$460,911	100.0%	2.92%	3.73

Contractual maturities of investment securities at March 31, 2017 and December 31, 2016 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
March 31, 2017	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$30,091	3.15%	$31,011	3.23%	$—	—%	$61,102	3.19%
State and political subdivisions—tax exempt	—	—%	—	—%	960	1.60%	10,202	1.91%	—	—%	11,162	1.88%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	1,079,096	2.32%	1,079,096	2.32%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,136	2.31%	—	—%	3,136	2.31%
Total	$—	—%	$—	—%	$31,051	3.10%	$44,349	2.85%	$1,079,096	2.32%	$1,154,496	2.36%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$10,679	2.81%	$—	—%	$10,679	2.81%
Corporate bonds	—	—%	55,038	5.03%	38,970	5.08%	—	—%	—	—%	94,008	5.05%
State and political subdivisions—tax exempt	697	1.72%	4,711	3.34%	2,721	4.50%	—	—%	—	—%	8,129	3.59%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	518	3.96%	—	—%	518	3.96%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	332,686	2.37%	332,686	2.37%
Total	$697	1.72%	$59,749	4.90%	$41,691	5.04%	$11,197	2.86%	$332,686	2.37%	$446,020	2.97%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$28,953	3.20%	$—	—%	$28,953	3.20%
State and political subdivisions - tax exempt	—	—%	—	—%	946	1.60%	10,131	1.91%	—	—%	$11,077	1.88%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	868,922	2.19%	868,922	2.19%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,298	2.15%	—	—%	3,298	2.15%
Total	$—	—%	$—	—%	$946	1.60%	$42,382	2.79%	$868,922	2.19%	$912,250	2.22%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$11,234	2.81%	$—	—%	$11,234	2.81%
Corporate bonds	—	—%	30,042	5.06%	43,968	4.95%	20,000	5.25%	—	—%	94,010	5.05%
State and political subdivisions—tax exempt	—	—%	4,878	3.18%	3,191	4.20%	—	—%	—	—%	8,069	3.58%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	520	3.96%	—	—%	520	3.96%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	350,126	2.33%	350,126	2.33%
Total	$—	—%	$34,920	4.80%	$47,159	4.90%	$31,754	4.37%	$350,126	2.33%	$463,959	2.92%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at March 31, 2017 or December 31, 2016.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of March 31, 2017, our core deposits, which we define as demand deposits, savings and money market accounts, excluding brokered, increased by $214.6 million as compared to December 31, 2016. The increase was mainly the result of the Company's continued focus on growing low-cost core deposits. The average contractual rate on core deposits increased to 0.22% at March 31, 2017, from 0.20% at December 31, 2016.
Time deposit balances declined by $2.8 million during the three months ended March 31, 2017. At March 31, 2017, our wholesale time deposits increased by $1.9 million, while retail time deposits decreased by $4.7 million as compared to December 31, 2016. The average contractual rate on time deposits increased to 0.94% from 0.93% at December 31, 2016. The total cost of deposits increased to 0.42% from 0.41% for the three months ended March 31, 2017 and December 31, 2016.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017			December 31, 2016			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest bearing demand	$1,680,243	20.8%	—%	$1,590,164	20.2%	—%	$90,079	5.7%
Interest bearing demand	1,960,187	24.2%	0.25%	1,930,143	24.5%	0.24%	30,044	1.6%
Savings	496,230	6.1%	0.18%	497,171	6.3%	0.18%	(941)	(0.2)%
Money market	1,746,444	21.6%	0.39%	1,651,023	21.0%	0.35%	95,421	5.8%
Total core deposits	5,883,104	72.7%	0.22%	5,668,501	72.0%	0.20%	214,603	3.8%
Brokered money market	75,030	0.9%	1.10%	74,815	0.9%	0.89%	215	0.3%
Customer time deposits	1,872,418	23.1%	0.91%	1,877,132	23.8%	0.90%	(4,714)	(0.3)%
Wholesale time deposits	262,055	3.3%	1.20%	260,180	3.3%	1.17%	1,875	0.7%
Total time deposits	2,134,473	26.4%	0.94%	2,137,312	27.1%	0.93%	(2,839)	(0.1)%
Total deposits	$8,092,607	100.0%	0.42%	$7,880,628	100.0%	0.41%	$211,979	2.7%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2017		December 31, 2016
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand	$1,595,695	—%	$1,508,496	—%
Interest bearing
Interest bearing demand	1,922,687	0.24%	1,748,269	0.21%
Savings	494,538	0.18%	471,466	0.18%
Money market	1,777,343	0.40%	1,601,167	0.37%
Time deposits (1)	2,141,806	0.86%	2,049,066	0.88%
Total deposits	$7,932,069	0.39%	$7,378,464	0.39%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by maturity and deposit amount:

(Dollars in thousands)	March 31, 2017
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of Less than $100K	Total
Three or less	$286,865	$187,826	$474,691
Over three to six	216,844	126,266	343,110
Over six to twelve	291,764	180,759	472,523
Over twelve	475,038	369,111	844,149
Total time deposits	$1,270,511	$863,962	$2,134,473

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
As of March 31, 2017 and December 31, 2016, we had 10.60% and 10.59% tangible common equity ratios, respectively. We calculate tangible common equity, tangible assets and the tangible common equity ratio, which are non-GAAP measures, because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net. Tangible assets are total assets less goodwill and other intangible assets, net. We believe these measures facilitate comparison of the quality and composition of the Company’s capital over time and in comparison to its competitors.
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
The following table provides reconciliations of tangible common equity and the tangible common equity ratio to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

(Dollars in thousands)
	March 31, 2017	December 31, 2016
Total shareholders’ equity	$1,307,931	$1,292,047
Less: goodwill and intangible assets	(265,711)	(268,870)
Tangible common equity	$1,042,220	$1,023,177
Total assets	$10,098,042	$9,930,657
Less: goodwill and intangible assets	(265,711)	(268,870)
Tangible assets	$9,832,331	$9,661,787
Tangible common equity ratio	10.60%	10.59%
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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars and shares in thousands, except per share amounts)
	March 31, 2017	December 31, 2016
Total shareholders’ equity	$1,307,931	$1,292,047
Less: goodwill and intangible assets, net of taxes	(253,708)	(256,176)
Tangible book value	$1,054,223	$1,035,871
Common shares outstanding	51,966	51,765
Book value per share	$25.17	$24.96
Tangible book value per share	$20.29	$20.01
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of March 31, 2017, we had a Tier 1 leverage ratio of 11.6%, which provided us with $348.0 million in excess capital relative to our longer-term target of 8%. As of March 31, 2017, Capital Bank Corporation had a 10.7% Tier 1 leverage ratio, a 12.3% Tier 1 common capital ratio, a 12.3% Tier 1 risk-based ratio and a 12.9% Total risk-based capital ratio.
As of December 31, 2016, we had a Tier 1 leverage ratio of 12.2%, which provided us with $380.7 million in excess capital relative our longer-term planning target of 8%. As of December 31, 2016, Capital Bank Corporation had a 11.2% Tier 1 leverage ratio, a 12.4% Tier I common capital ratio, a 12.4% Tier 1 risk-based ratio and an 12.9% total risk-based capital ratio.

The minimum ratios along with the actual ratios for us and Capital Bank Corporation as of March 31, 2017 and December 31, 2016 are presented in the following tables:

			Actual
March 31, 2017	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2017	December 31, 2016
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	11.6%	12.2%
Bank	≥ 5.0%	≥ 4.0%	10.7%	11.2%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	12.2%	12.4%
Bank	≥ 6.5%	≥ 4.5%	12.3%	12.4%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	13.4%	13.5%
Bank	≥ 8.0%	≥ 6.0%	12.3%	12.4%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	14.0%	14.0%
Bank	≥ 10.0%	≥ 8.0%	12.9%	12.9%

	Actual
(Dollars in thousands)	March 31, 2017	December 31, 2016
CBF Consolidated
Tier 1 Leverage Capital	$1,115,279	$1,101,743
Excess Tier 1 Leverage Capital:
vs. 8% target	347,955	380,718
Capital Bank Corporation
Tier 1 Leverage Capital	1,022,161	1,010,409
Excess Tier 1 Leverage Capital:
vs. 8% target	256,077	290,399
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of March 31, 2017, our capital buffer would be 4.9%; well exceeding the 2.5% 2019 requirement.
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

Dividend Program

On April 20, 2017, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on May19, 2017 to shareholders of record as of May 5, 2017.
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
As of March 31, 2017 and December 31, 2016, cash and liquid securities totaled 17.5% and 17.0% of assets, respectively, providing ample liquidity to support our existing bank franchise. As of March 31, 2017 and December 31, 2016, the ratio of wholesale to total funding was 13.4%, and 14.3%, respectively, which is below our policy limit of 25%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At March 31, 2017 and December 31, 2016, there were $490.7 million and $545.7 million, respectively, in FHLB advances outstanding. In addition, we had $15.3 million and $15.4 million in letters of credit outstanding as of March 31, 2017 and December 31, 2016, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $552.7 million and $415.9 million, respectively.
We believe that we have adequate funding sources through unused borrowing capacity from the FHLB, unpledged investment securities, cash on hand and on deposit in other financial institutions, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements and contractual obligations.
As of March 31, 2017 and December 31, 2016, our holding company had cash of approximately $80.5 million and $78.2 million, respectively. This cash is available for providing capital support to our subsidiary bank and for other general corporate purposes, including potential future acquisitions. The increase in cash was mainly due to $10.3 million of dividend received from the Bank, offset by $6.2 million in dividends paid to shareholders during the three months ended March 31, 2017.

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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At March 31, 2017, approximately 55% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of less than five years. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At March 31, 2017, securities accounted for 16% of assets, and the effective duration of the portfolio was 3.9 years with limited extension risk to 4.4 years in a plus 300 basis point immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At March 31, 2017, core deposits accounted for 73% of total deposits, and checking balances accounted for 62% of core deposits.
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
If a predefined immediate parallel rate shock cannot be modeled due to the low level of interest rates, a proportional rate shock and policy limit applies and all other declining rate shocks will be suspended until such scenarios can be modeled. Because of the current low level of interest rates, the minus 100, minus 200 and minus 300 rate shocks have been suspended. The maximum negative impact on forecast net interest income and economic value of equity in a minus 100 basis point immediate parallel shift in interest rates is measured on a proportional basis. In addition to monitoring our compliance with these policies, management undertakes additional analysis, considering a wide range of possible interest rate fluctuations, including changes in the shape of the yield curve, and assessing the sensitivity of these results to key assumptions, including the behavior of depositors and loan customers.
Based upon the current interest rate environment, as of March 31, 2017, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$18,557	5.5%	$98,740	6.7%
200	13,521	4.0%	88,854	6.0%
100	7,291	2.2%	60,731	4.1%
—	—	—%	—	—%
(100)	(11,409)	(3.4)%	(107,587)	(7.3)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps and cash flow hedges. As of March 31, 2017, we were in compliance with all of the limits and policies established by our Board of Directors in predefined plus rate shocks and remained temporarily out of compliance in the minus 100 basis point proportional Economic Value of Equity rate shock. We continuously evaluate all balance sheet strategies to optimize the Company’s interest rate risk position and plan to take prudent and deliberate actions which we anticipate will moderate our asset sensitivity and move the Company back into compliance with the limits and policies established by our Board of Directors.
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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On April 1, 2016, the parties to the Consolidated WDNC Action filed with the Court a memorandum of understanding in which the parties agreed on the terms of a settlement of those lawsuits. In connection with the settlement, CommunityOne made certain supplemental disclosures related to the merger on April 6, 2016. Following the completion of confirmatory discovery, the parties to the Consolidated WDNC Action entered into a stipulation of settlement dated January 31, 2017. The stipulation of settlement in the Consolidated WDNC Action was submitted to the court for preliminary approval on February 17, 2017. A settlement hearing will be scheduled to consider the fairness, reasonableness, and adequacy of the proposed settlement following notice to CommunityOne stockholders. If the proposed settlement is finally approved by the court, the settlement will resolve and release all claims in the Consolidated WDNC Action that were or could have been brought challenging any aspect of the proposed merger or the merger agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the proposed settlement, the parties contemplate that plaintiffs’ counsel will seek awards of attorneys’ fees and expenses. Capital Bank Financial will pay or cause to be paid those attorneys’ fees and expenses awarded by the court. There can be no assurance that the courts will approve the settlements.

On April 4, 2016, the parties to the Garfield Action reached an agreement in principle regarding the settlement of the Garfield Action and entered into a stipulation of settlement. In connection with the settlement, Capital Bank Financial made certain supplemental disclosures related to the merger on April 6, 2016. Following the completion of confirmatory discovery, the stipulation of settlement in the Garfield Action was submitted to the court for preliminary approval on February 3, 2017. The settlement was preliminarily approved by the Court on February 13, 2017, and notice of the settlement and the terms thereof was mailed to Capital Bank Financial shareholders on February 27, 2017. On April 18, 2017, the court held a settlement hearing to consider the fairness, reasonableness, and adequacy of the proposed settlement and whether to finally approve that settlement (including the settlement of plaintiff’s counsel’s claim for attorneys’ fees and expenses). Following the settlement hearing, the court entered an order and final judgment that approved the settlement (including the settlement of plaintiff’s counsel’s claim for attorneys’ fees and expenses); directed the parties to consummate the settlement according to its terms; and dismissed the Garfield Action with prejudice.

The defendants agreed to the settlement of these lawsuits to avoid the uncertainty, costs, distraction and disruption inherent in litigation and without admitting that further supplemental disclosure is required under any applicable rule, statute, regulation or law.
ITEM 1A: RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSERT
RAPIMAG
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Board Program
January 1-31	—	$—	—	$87,617,269
February 1-28	—	—	—	87,617,269
March 1-31	—	—	—	87,617,269
Total	—	$—	—	$87,617,269
Through 2016, the Company’s Board of Directors authorized stock repurchases of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the program may be extended, modified, suspended, or discontinued at any time.
During the three months ended March 31, 2017, the Company did not repurchase shares.

As of March 31, 2017, the Company has repurchased a total of $312.4 million or 12,739,763 common shares at an average price of $24.52 per share, and had $87.6 million remaining under the current board authorized stock repurchase program.
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

CAPITAL BANK FINANCIAL CORP.

Date:	April 28, 2017	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	April 28, 2017	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)