Form 10-Q
period 2017-06-30
Capital Bank Financial Corp.
filed 2017-08-08
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

Class A Voting Common Stock, $0.01 Par Value	35,468,366
Class B Non-Voting Common Stock, $0.01 Par Value	16,533,429
Class	Outstanding as of July 31, 2017

CAPITAL BANK FINANCIAL CORP.
FORM 10-Q
For the quarter ended June 30, 2017

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands, except per share data)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$106,164	$107,707
Interest-bearing deposits in other banks	49,247	201,348
Total cash and cash equivalents	155,411	309,055
Trading securities	4,290	3,791
Investment securities available-for-sale at fair value (amortized cost $1,152,613 and $927,266, respectively)	1,145,712	912,250
Investment securities held-to-maturity at amortized cost (fair value $431,269 and $460,911, respectively)	430,411	463,959
Loans held for sale	3,533	12,874
Loans, net of deferred loan costs and fees	7,566,581	7,393,318
Less: Allowance for loan and lease losses	44,638	43,065
Loans, net	7,521,943	7,350,253
Other real estate owned	41,364	53,482
Premises and equipment held for sale	18,494	2,599
Premises and equipment, net	184,939	205,425
Goodwill	234,158	235,500
Intangible assets, net	29,750	33,370
Deferred income tax asset, net	134,452	150,272
Bank owned life insurance	100,672	99,702
Other assets	88,572	98,125
Total Assets	$10,093,701	$9,930,657
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,662,416	$1,590,164
Interest bearing demand	1,884,674	1,930,143
Money market	1,828,889	1,725,838
Savings	480,590	497,171
Time deposits	2,218,444	2,137,312
Total deposits	8,075,013	7,880,628
Federal Home Loan Bank advances	470,600	545,701
Short-term borrowings	32,637	19,157
Long-term borrowings	118,096	116,456
Accrued expenses and other liabilities	65,271	76,668
Total liabilities	8,761,617	8,638,610

Commitments and contingencies

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 46,624 issued and 35,357 outstanding, and 46,178 issued and 34,911 outstanding, respectively.	466	462
Common stock-Class B $0.01 par value: 200,000 shares authorized, 18,407 issued and 16,634 outstanding, and 18,627 issued and 16,854 outstanding, respectively.	184	186
Additional paid in capital	1,371,224	1,368,459
Retained earnings	279,914	247,758
Accumulated other comprehensive loss	(7,320)	(12,434)
Treasury stock, at cost, 13,040 and 13,040 shares, respectively	(312,384)	(312,384)
Total shareholders’ equity	1,332,084	1,292,047
Total Liabilities and Shareholders’ Equity	$10,093,701	$9,930,657

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and dividend income
Loans, including fees	$85,882	$62,629	$169,136	$125,282
Investment securities:
Taxable interest income	10,756	6,414	19,821	12,701
Tax-exempt interest income	156	121	309	241
Dividends	11	12	22	25
Interest-bearing deposits in other banks	93	74	190	158
Other earning assets	388	329	745	644
Total interest and dividend income	97,286	69,579	190,223	139,051
Interest expense
Deposits	8,228	6,003	15,881	12,065
Long-term borrowings	2,383	1,547	4,664	3,058
Federal Home Loan Bank advances	1,387	499	2,251	1,017
Other borrowings	46	15	69	29
Total interest expense	12,044	8,064	22,865	16,169
Net interest income	85,242	61,515	167,358	122,882
Provision for loan and lease losses	2,303	1,172	5,695	2,547
Net interest income after provision for loan and lease losses	82,939	60,343	161,663	120,335
Non-interest income
Service charges on deposit accounts	5,237	4,486	10,612	9,297
Debit card income	5,051	3,235	9,816	6,321
Fees on mortgage loans originated and sold	1,150	1,140	2,398	2,111
Investment advisory and trust fees	596	455	1,237	952
Termination of loss share agreements	—	—	—	(9,178)
Investment securities gains, net	70	117	137	157
Other income	3,896	2,489	7,652	4,828
Total non-interest income	16,000	11,922	31,852	14,488
Non-interest expense
Salaries and employee benefits	27,662	20,139	56,828	42,301
Stock-based compensation expense	964	467	1,864	784
Net occupancy and equipment expense	8,826	7,355	17,818	15,058
Computer services	4,280	3,274	8,153	6,849
Software expense	2,573	2,000	5,235	4,036
Telecommunication expense	1,939	1,558	4,363	3,090
OREO valuation expense	262	1,119	509	1,586
Net gains on sales of OREO	(204)	(413)	(512)	(1,092)
Foreclosed asset related expense	376	399	740	684
Loan workout expense	281	71	482	315
Conversion and merger related expense, net	981	1,236	4,018	2,923
Professional fees	1,800	1,353	3,896	2,965
Legal settlement expense	45	—	45	—
Regulatory assessments	1,145	1,259	1,864	2,534
Restructuring charges, net	2,978	5	4,890	147
Other expense	7,077	4,714	13,495	9,294
Total non-interest expense	60,985	44,536	123,688	91,474
Income before income taxes	37,954	27,729	69,827	43,349
Income tax expense	14,148	10,288	25,138	16,048
Net income	$23,806	$17,441	$44,689	$27,301

Earnings per share:
Basic	$0.46	$0.41	$0.87	$0.63
Diluted	$0.45	$0.40	$0.84	$0.62

Weighted average shares outstanding:
Basic	51,683	43,011	51,659	43,036
Diluted	53,226	44,068	53,214	44,074

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income	$23,806	$17,441	$44,689	$27,301
Other comprehensive income before tax:
Unrealized holding gains on investment securities available-for-sale	7,598	7,196	8,114	16,615
Reclassification adjustment for gains realized in net income on securities available-for-sale	—	(92)	—	(92)
Reclassification adjustment for losses amortized in net income on securities transferred from available-for-sale to held-to-maturity	287	352	602	689
Unrealized holding gains on cash flow hedges	650	2,155	199	7,681
Reclassification adjustments for net gains included in net income on cash flow hedges	(298)	(634)	(730)	(1,278)
Other comprehensive income before tax:	8,237	8,977	8,185	23,615
Tax effect	(3,090)	(3,412)	(3,071)	(8,976)
Other comprehensive income, net of tax:	5,147	5,565	5,114	14,639
Comprehensive income	$28,953	$23,006	$49,803	$41,940
The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2016	34,911	$462	16,854	$186	$1,368,459	$247,758	$(12,434)	$(312,384)	$1,292,047
Net income	—	—	—	—	—	44,689	—	—	44,689
Dividends paid ($0.24 per share)	—	—	—	—	—	(12,533)	—	—	(12,533)
Other comprehensive income, net of tax expense of $3,071	—	—	—	—	—	—	5,114	—	5,114
Stock-based compensation	—	—	—	—	1,927	—	—	—	1,927
Restricted stock grants	165	2	—	—	(2)	—	—	—	—
Restricted stock cancelled	(23)	—	—	—	(881)	—	—	—	(881)
Nonqualified stock option exercise	84	—	—	—	1,721	—	—	—	1,721
Conversion of shares	220	2	(220)	(2)	—	—	—	—	—
Balance, June 30, 2017	35,357	$466	16,634	$184	$1,371,224	$279,914	$(7,320)	$(312,384)	$1,332,084

Balance, December 31, 2015	26,589	$370	16,554	$183	$1,076,415	$208,742	$(5,196)	$(294,249)	$986,265
Net income	—	—	—	—	—	27,301	—	—	27,301
Dividends paid ($0.20 per share)	—	—	—	—	—	(8,614)	—	—	(8,614)
Other comprehensive income, net of tax expense of $8,976	—	—	—	—	—	—	14,639	—	14,639
Stock-based compensation	—	—	—	—	807	—	—	—	807
Restricted stock grants	197	2	—	—	(2)	—	—	—	—
Nonqualified stock option exercise	27	—	—	—	490	—	—	—	490
Purchase of treasury stock	(148)	—	—	—	—	—	—	(4,390)	(4,390)
Balance, June 30, 2016	26,665	$372	16,554	$183	$1,077,710	$227,429	$9,443	$(298,639)	$1,016,498
The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income	$44,689	$27,301
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchased credit impaired loans	(37,399)	(40,766)
Depreciation and amortization	11,702	8,274
Impairment of premises and equipment	2,190	—
Provision for loan and lease losses	5,695	2,547
Deferred income tax	13,960	4,063
Net amortization of investment securities premium/discount	2,671	2,265
Net realized gains on investment securities	(137)	(157)
Stock-based compensation expense	1,927	807
Net gains on sales of OREO	(512)	(1,092)
OREO valuation expense	509	1,586
Other	(111)	(29)
Net deferred loan origination fees	490	2,855
Mortgage loans originated for sale	(65,212)	(65,573)
Proceeds from sales of mortgage loans originated for sale	76,953	71,807
Origination of mortgage servicing rights	(223)	—
Fees on mortgage loans originated and sold	(2,398)	(2,111)
Termination of loss share agreements	—	9,178
Gains on sales/disposals of premises and equipment	(314)	(11)
Net proceeds from FDIC loss share agreements	—	(186)
Change in other assets	7,535	5,355
Change in accrued expenses and other liabilities	(12,567)	809
Net cash provided by operating activities	49,448	26,922
Cash flows from investing activities
Purchases of investment securities available-for-sale	(297,793)	(127,789)
Purchases of investment securities held-to-maturity	—	(30,537)
Proceeds from sale of investment securities available-for-sale	—	90,646
Repayments of principal and maturities of investment securities available-for-sale	70,338	37,696
Repayments of principal and maturities of investment securities held-to-maturity	33,225	34,988
Net sales (purchases) of FHLB and FRB stock	3,107	(8,630)
Net increase in loans	(158,166)	(83,280)
Proceeds paid to FDIC for settlement of loss share agreements	—	(3,029)
Proceeds from the sale of loans	14,500	—
Purchases of premises and equipment	(7,263)	(4,456)
Proceeds from sales of premises and equipment	1,426	2,292
Proceeds from sales of OREO	15,584	11,818
Net cash used in investing activities	(325,042)	(80,281)
Cash flows from financing activities
Net increase in demand, money market and savings accounts	113,253	74,728
Net increase (decrease) in time deposits	81,132	(127,811)
Net increase in short-term borrowings	13,480	4,375
Proceeds from short-term FHLB advances	1,137,000	530,000
Repayment of short-term FHLB advances	(1,262,000)	(580,000)
Proceeds from long-term FHLB advances	75,000	240,000
Repayment of long-term FHLB advances	(25,101)	(98)
Proceeds from exercise of stock options	1,721	490
Restricted stock cancelled	(2)	(2)
Dividends paid	(12,533)	(8,614)
Purchases of treasury stock	—	(4,390)
Net cash provided by financing activities	121,950	128,678
Net (decrease) increase in cash and cash equivalents	(153,644)	75,319
Cash and cash equivalents at beginning of period	309,055	144,696
Cash and cash equivalents at end of period	$155,411	$220,015

Supplemental disclosures of cash:
Interest paid	$21,744	$14,465
Cash collections of contractual interest on purchased credit impaired loans	20,960	23,133
Income taxes paid	3,497	3,363
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers	$3,463	$2,182
Transfers of other assets to OREO	—	1,590
Fixed Assets transfered to held for sale	18,084	—
The accompanying notes are an integral part of these consolidated financial statements.

1. Basis of Presentation
Nature of Operations and Principles of Consolidation
Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in late 2009 in Delaware and headquartered in North Carolina whose business is conducted primarily through Capital Bank Corporation (“Capital Bank Corporation” or the “Bank”). The Company was incorporated with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. CBF has raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of its common stock. Since inception, CBF has acquired eight depository institutions, including the assets and certain deposits from failed banks. CBF has a total of 189 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia. During the six months ended June 30, 2017, the Company closed and consolidated seven branches in conjunction with the merger of CommunityOne. The Company expects to close and consolidate an additional eleven branches during 2017. As such, the Company transferred $18.1 million from fixed assets to bank properties held for sale during the six months ended June 30, 2017.
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
Proposed merger with First Horizon National Corporation
On May 4, 2017, Capital Bank Financial Corp. issued a press release announcing the execution of an agreement and plan of merger with First Horizon National Corporation (the “First Horizon”) dated May 3, 2017, with First Horizon as the surviving corporation. Subject to terms and conditions of the Merger Agreement, each holder of Capital Bank common stock will be entitled to receive cash or stock with a value equivalent to 1.750 First Horizon shares and $7.90 in cash for each Capital Bank share held, subject to the election allocation and proration provisions of the merger agreement. The transaction is subject to shareholder and regulatory approvals in addition to satisfying certain other closing conditions.
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
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2017-09, "Compensation—Stock Compensation (Topic 718)". The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities". The amendments in this update affect all entities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. The objective is to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Securities held at a discount continue to be amortized to maturity. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)". The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326)". The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-9, "Compensation—Stock compensation (Topic 718)". Improvements to employee share-based payment accounting" which objective is the simplification through the identification, evaluation, and improvement of areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. We early adopted ASU 2016-09 during the fourth quarter of 2016 and prior periods were modified retrospectively. The adoption did not have a material impact on the Company's consolidated financial statements. The impact resulted in, among other items, a $0.1 million increase to net income and a $0.01 increase to earnings per share for the six months ended June 30, 2016. The Company reflected these adjustments in our disclosures including the consolidated financial statements, earnings per common share, business combination and acquisitions, stock-based compensation, and income taxes.
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
In May 2014, the FASB issued ASU 2014-9, "Revenue from Contracts with Customers (Topic 606)". The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies the performance obligation. In August 2015, the FASB issued ASU 2015-14, "Revenue from contracts with customers (Topic 606) - Deferral of the Effective Date". The amendments in ASU 2015-14 establish December 15, 2017 as the effective date of the information related to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. While we anticipate some changes, the Company does not expect a material change from our current accounting for revenue as the majority of our interest and non-interest income is not in scope of Topic 606.

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

(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted average number of shares outstanding:
Basic	51,683	43,011	51,659	43,036
Dilutive effect of options outstanding	1,478	1,041	1,501	1,030
Dilutive effect of unvested restricted shares	65	16	54	8
Diluted	53,226	44,068	53,214	44,074
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Anti-dilutive stock options	—	38	3	38
Anti-dilutive unvested restricted shares	—	3	14	2

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
The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value, with any excess of purchase consideration over the net assets being reported as goodwill. As the fair value of consideration paid exceeded the estimated fair value of net assets acquired, nondeductible goodwill of $103.4 million was recorded. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available. During the three months ended June 30, 2017, there were no changes to the acquisition date balance sheet. During the six months ended June 30, 2017, the Company adjusted the acquisition date balance sheet to reflect (1) a $0.4 million increase due to a recovery on a fully charged off loan; (2) a $1.0 million increase in the deferred tax asset; and (3) a $1.3 million decrease in Goodwill caused by the net effect of these adjustments. These adjustments are reflected in the table below. Management continues to review initial estimates on certain areas such as loan valuations, core deposit intangibles and the deferred tax asset.
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
Pro-forma financial information
Pro-forma data for the six months ended and June 30, 2016 listed in the table below presents pro-forma information as if the CommunityOne acquisition occurred at the beginning of 2016. The results include $3.9 million of transaction and integration expense incurred during the six months ended June 30, 2016. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

(Dollars and shares in thousands, except per share data)	For the six months ended June 30, 2016
Net interest income	$156,905
Net income	$33,958
Basic earnings per share	$0.65
Diluted earnings per share	$0.64

4. Investment Securities
Trading securities totaled $4.3 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2017 and December 31, 2016, are presented below:

(Dollars in thousands)	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$59,947	$3,674	$—	$63,621
State and political subdivisions—tax exempt	11,864	—	487	11,377
Mortgage-backed securities—residential issued by government sponsored entities	1,077,733	2,456	12,612	1,067,577
Industrial revenue bonds	3,069	68	—	3,137
Total	$1,152,613	$6,198	$13,099	$1,145,712
Held-to-Maturity
U.S. Government agencies	$10,292	$114	$—	$10,406
Corporate bonds	94,006	780	739	94,047
State and political subdivisions—tax exempt	8,190	657	—	8,847
State and political subdivisions—taxable	516	12	—	528
Mortgage-backed securities—residential issued by government sponsored entities	317,407	1,635	1,601	317,441
Total	$430,411	$3,198	$2,340	$431,269

(Dollars in thousands)	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$28,354	$786	$187	$28,953
State and political subdivisions—tax exempt	11,871	—	794	11,077
Mortgage-backed securities—residential issued by government sponsored entities	883,802	1,644	16,524	868,922
Industrial revenue bonds	3,239	59	—	3,298
Total	$927,266	$2,489	$17,505	$912,250
Held-to-Maturity
U.S. Government agencies	$11,234	$77	$—	$11,311
Corporate bonds	94,010	279	2,301	91,988
State and political subdivisions—tax exempt	8,069	389	—	8,458
State and political subdivisions—taxable	520	13	—	533
Mortgage-backed securities—residential issued by government sponsored entities	350,126	1,081	2,586	348,621
Total	$463,959	$1,839	$4,887	$460,911
There were no sales of securities during the three and six months ended June 30, 2017. Proceeds from sales of securities were $90.6 million for the three and six months ended June 30, 2016. Gross gains of $0.1 million were realized on sales of these investments during the three and six months ended June 30, 2016, respectively.
The estimated fair value of investment securities at June 30, 2017, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	June 30, 2017
	Amortized Cost	Estimated Fair Value	Yield
Available-for-Sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	46,751	49,340	3.28%
Due after ten years	28,129	28,795	2.71%
Mortgage-backed securities—residential issued by government sponsored entities	1,077,733	1,067,577	2.28%
Total	$1,152,613	$1,145,712	2.33%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-Maturity
Due in one year or less	$696	$698	1.72%
Due after one year through five years	59,776	59,736	4.90%
Due after five years through ten years	42,240	42,987	5.03%
Due after ten years	10,292	10,407	2.81%
Mortgage-backed securities—residential issued by government sponsored entities	317,407	317,441	2.38%
Total	$430,411	$431,269	3.00%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
State and political subdivisions—tax exempt	$11,377	$487	$—	$—	$11,377	$487
Mortgage-backed securities—residential issued by government sponsored entities	695,840	12,051	19,230	561	715,070	12,612
Total	$707,217	$12,538	$19,230	$561	$726,447	$13,099
Held-to-Maturity
U.S. government agencies	$10,406	$309	$—	$—	$10,406	$309
Corporate bonds	14,931	68	29,363	671	44,294	739
Mortgage-backed securities—residential issued by government sponsored entities	234,408	4,509	7,616	284	242,024	4,793
Total	$259,745	$4,886	$36,979	$955	$296,724	$5,841

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$—	$—	$8,412	$187	$8,412	$187
State and political subdivisions - tax exempt	11,077	794	—	—	11,077	794
Mortgage-backed securities—residential issued by government sponsored entities	672,672	16,524	—	—	672,672	16,524
Total	$683,749	$17,318	$8,412	$187	$692,161	$17,505
Held-to-Maturity
U.S Government agencies	$11,311	$402	$—	$—	$11,311	$402
Corporate bonds	24,629	371	28,112	1,930	52,741	2,301
Mortgage-backed securities—residential issued by government sponsored entities	276,555	6,614	8,494	332	285,049	6,946
Total	$312,495	$7,387	$36,606	$2,262	$349,101	$9,649
As of June 30, 2017, the Company’s security portfolio consisted of 175 securities, 75 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.
The corporate bonds in an unrealized loss position at June 30, 2017 and December 31, 2016 continue to perform and are expected to perform through maturity. Unrealized losses associated with these securities are primarily due to changes in interest rates and market volatility, and the corporate issuers have not experienced significant adverse events that would call into question their ability to repay those debt obligations according to contractual terms. Further, because the Company does not have the intent to sell these corporate bonds and it is more likely than not that it will not be required to sell the securities before their anticipated recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2017 or December 31, 2016.
All of the mortgage-backed securities at June 30, 2017 and December 31, 2016 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017 or December 31, 2016.
Investment securities having carrying values of approximately $650.8 million and $621.8 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

5. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Non-owner occupied commercial real estate	$1,265,576	$1,130,883
Other commercial construction and land	384,581	327,622
Multifamily commercial real estate	147,365	117,515
1-4 family residential construction and land	153,761	140,030
Total commercial real estate	1,951,283	1,716,050
Owner occupied commercial real estate	1,287,811	1,321,405
Commercial and industrial	1,424,862	1,468,874
Total commercial	2,712,673	2,790,279
1-4 family residential	1,782,799	1,714,702
Home equity loans	489,497	507,759
Other consumer loans	395,807	448,972
Total consumer	2,668,103	2,671,433
Other	238,055	228,430
Total loans	$7,570,114	$7,406,192
Total loans include $3.5 million and $12.9 million of loans held for sale and $15.0 million and $15.5 million of net deferred loan origination costs and fees as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, other loans include $42.9 million, $155.3 million and $1.3 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2016, other loans include $41.9 million, $149.0 million and $1.6 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
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
The table below presents a roll forward of accretable yield and income expected to be earned related to PCI loans. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the PCI loans. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. Other represents reductions of accretable yield due to non-credit events such as prepayment activity on PCI loans.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Accretable Yield
Balance at beginning of period	$152,654	$195,065	$161,639	$208,844
Accretion of income	(18,616)	(19,923)	(37,399)	(40,766)
Reclassification from nonaccretable difference	15,941	6,686	32,298	21,623
Other	(4,560)	(10,893)	(11,119)	(18,766)
Balance at end of period	$145,419	$170,935	$145,419	$170,935
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
The following is a summary of the major categories of loans outstanding as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Non-PCI Loans
June 30, 2017	New	Acquired	PCI Loans	Total Loans
Non-owner occupied commercial real estate	$837,572	$211,400	$216,604	$1,265,576
Other commercial construction and land	252,458	76,439	55,684	384,581
Multifamily commercial real estate	115,308	15,749	16,308	147,365
1-4 family residential construction and land	136,776	16,555	430	153,761
Total commercial real estate	1,342,114	320,143	289,026	1,951,283
Owner occupied commercial real estate	907,374	222,145	158,292	1,287,811
Commercial and industrial loans	1,274,742	76,769	73,351	1,424,862
Total commercial	2,182,116	298,914	231,643	2,712,673
1-4 family residential	1,108,685	484,161	189,953	1,782,799
Home equity loans	181,931	247,238	60,328	489,497
Other consumer loans	297,963	72,688	25,156	395,807
Total consumer	1,588,579	804,087	275,437	2,668,103
Other	203,175	7,387	27,493	238,055
Total loans	$5,315,984	$1,430,531	$823,599	$7,570,114

(Dollars in thousands)	Non-PCI Loans
December 31, 2016	New	Acquired	PCI Loans	Total Loans
Non-owner occupied commercial real estate	$680,044	$221,304	$229,535	$1,130,883
Other commercial construction and land	182,486	73,248	71,888	327,622
Multifamily commercial real estate	77,694	19,108	20,713	117,515
1-4 family residential construction and land	105,816	33,831	383	140,030
Total commercial real estate	1,046,040	347,491	322,519	1,716,050
Owner occupied commercial real estate	901,957	239,982	179,466	1,321,405
Commercial and industrial loans	1,283,012	96,494	89,368	1,468,874
Total commercial	2,184,969	336,476	268,834	2,790,279
1-4 family residential	994,323	505,420	214,959	1,714,702
Home equity loans	172,883	268,093	66,783	507,759
Other consumer loans	330,423	88,134	30,415	448,972
Total consumer	1,497,629	861,647	312,157	2,671,433
Other	185,839	9,776	32,815	228,430
Total loans	$4,914,477	$1,555,390	$936,325	$7,406,192

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of June 30, 2017:

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Non-purchased credit impaired loans
Non-owner occupied commercial real estate	$—	$—	$2,255	$2,255
Other commercial construction and land	55	—	53	108
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	55	—	2,308	2,363
Owner occupied commercial real estate	40	—	4,367	4,407
Commercial and industrial loans	101	—	784	885
Total commercial	141	—	5,151	5,292
1-4 family residential	762	—	1,557	2,319
Home equity loans	2,089	—	2,186	4,275
Other consumer loans	5,915	—	2,619	8,534
Total consumer	8,766	—	6,362	15,128
Other	—	—	—	—
Total loans	$8,962	$—	$13,821	$22,783

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Purchased credit impaired loans(1)
Non-owner occupied commercial real estate	$2,360	$333	$—	$2,693
Other commercial construction and land	348	880	—	1,228
Multifamily commercial real estate	—	139	—	139
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	2,708	1,352	—	4,060
Owner occupied commercial real estate	1,250	3,150	—	4,400
Commercial and industrial loans	2	555	—	557
Total commercial	1,252	3,705	—	4,957
1-4 family residential	1,878	2,233	—	4,111
Home equity loans	993	786	—	1,779
Other consumer loans	2,521	1,489	—	4,010
Total consumer	5,392	4,508	—	9,900
Other	—	724	—	724
Total loans	$9,352	$10,289	$—	$19,641

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2016:

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Non-purchased credit impaired loans
Non-owner occupied commercial real estate	$—	$—	$2,584	$2,584
Other commercial construction and land	23	—	204	227
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	148	—	—	148
Total commercial real estate	171	—	2,788	2,959
Owner occupied commercial real estate	2,633	—	2,950	5,583
Commercial and industrial loans	169	—	698	867
Total commercial	2,802	—	3,648	6,450
1-4 family residential	493	—	1,048	1,541
Home equity loans	1,336	—	1,568	2,904
Other consumer loans	8,143	—	2,397	10,540
Total consumer	9,972	—	5,013	14,985
Other	—	—	—	—
Total loans	$12,945	$—	$11,449	$24,394

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Purchased credit impaired loans(1)
Non-owner occupied commercial real estate	$—	$1,130	$—	$1,130
Other commercial construction and land	550	777	—	1,327
Multifamily commercial real estate	—	420	—	420
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	550	2,327	—	2,877
Owner occupied commercial real estate	1,844	3,776	—	5,620
Commercial and industrial loans	592	509	—	1,101
Total commercial	2,436	4,285	—	6,721
1-4 family residential	4,288	6,060	—	10,348
Home equity loans	1,128	1,470	—	2,598
Other consumer loans	2,558	1,048	—	3,606
Total consumer	7,974	8,578	—	16,552
Other	87	716	—	803
Total loans	$11,047	$15,906	$—	$26,953

(1)Pooled PCI loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

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

The following table summarizes loans, excluding PCI loans, by internal rating at June 30, 2017:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$1,044,423	$2,294	$—	$2,255	$—	$1,048,972
Other commercial construction and land	328,844	—	—	53	—	328,897
Multifamily commercial real estate	130,861	—	196	—	—	131,057
1-4 family residential construction and land	153,331	—	—	—	—	153,331
Total commercial real estate	1,657,459	2,294	196	2,308	—	1,662,257
Owner occupied commercial real estate	1,094,739	27,128	3,285	4,367	—	1,129,519
Commercial and industrial loans	1,334,082	1,447	15,198	784	—	1,351,511
Total commercial	2,428,821	28,575	18,483	5,151	—	2,481,030
1-4 family residential	1,587,587	1,586	2,116	1,557	—	1,592,846
Home equity loans	425,468	256	1,259	2,186	—	429,169
Other consumer loans	367,971	—	61	2,619	—	370,651
Total consumer	2,381,026	1,842	3,436	6,362	—	2,392,666
Other	210,562	—	—	—	—	210,562
Total loans	$6,677,868	$32,711	$22,115	$13,821	$—	$6,746,515

The following table summarizes loans, excluding PCI loans, by internal rating at December 31, 2016:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$896,394	$1,251	$1,119	$2,584	$—	$901,348
Other commercial construction and land	255,530	—	—	204	—	255,734
Multifamily commercial real estate	96,802	—	—	—	—	96,802
1-4 family residential construction and land	139,647	—	—	—	—	139,647
Total commercial real estate	1,388,373	1,251	1,119	2,788	—	1,393,531
Owner occupied commercial real estate	1,124,285	10,210	4,494	2,950	—	1,141,939
Commercial and industrial loans	1,351,581	16,709	10,518	698	—	1,379,506
Total commercial	2,475,866	26,919	15,012	3,648	—	2,521,445
1-4 family residential	1,495,653	899	2,143	1,048	—	1,499,743
Home equity loans	437,880	62	1,466	1,568	—	440,976
Other consumer loans	416,117	—	43	2,397	—	418,557
Total consumer	2,349,650	961	3,652	5,013	—	2,359,276
Other	195,615	—	—	—	—	195,615
Total loans	$6,409,504	$29,131	$19,783	$11,449	$—	$6,469,867

6. Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance, beginning of period	$43,891	$45,263	$43,065	$45,034
Provision (reversal) for loan losses for PCI loans	818	(778)	1,004	(787)
Provision for loan losses for non-PCI loans	1,485	1,950	4,691	3,334
Non-PCI loans charged-off	(2,502)	(2,316)	(5,685)	(4,140)
Recoveries of non-PCI loans previously charged-off	946	764	1,563	1,442
Balance, end of period	$44,638	$44,883	$44,638	$44,883
The following tables present the roll forward of the allowance for loan and lease losses for the three and six months ended June 30, 2017 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2017	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	June 30, 2017
Non-owner occupied commercial real estate	$1,241	$8	$3	$1,252
Other commercial construction and land	13,668	(2,260)	107	11,515
Multifamily commercial real estate	171	22	—	193
1-4 family residential construction and land	741	(152)	2	591
Total commercial real estate	15,821	(2,382)	112	13,551
Owner occupied commercial real estate	1,486	(197)	35	1,324
Commercial and industrial loans	8,918	620	32	9,570
Total commercial	10,404	423	67	10,894
1-4 family residential	8,880	488	48	9,416
Home equity loans	1,079	159	(41)	1,197
Other consumer loans	7,410	3,240	(1,428)	9,222
Total consumer	17,369	3,887	(1,421)	19,835
Other	297	375	(314)	358
Total loans	$43,891	$2,303	$(1,556)	$44,638

(Dollars in thousands)	December 31, 2016	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	June 30, 2017
Non-owner occupied commercial real estate	$1,989	$(741)	$4	$1,252
Other commercial construction and land	12,692	(1,286)	109	11,515
Multifamily commercial real estate	171	22	—	193
1-4 family residential construction and land	666	(79)	4	591
Total commercial real estate	15,518	(2,084)	117	13,551
Owner occupied commercial real estate	1,397	(110)	37	1,324
Commercial and industrial loans	9,509	243	(182)	9,570
Total commercial	10,906	133	(145)	10,894
1-4 family residential	9,188	180	48	9,416
Home equity loans	1,214	(20)	3	1,197
Other consumer loans	5,890	6,828	(3,496)	9,222
Total consumer	16,292	6,988	(3,445)	19,835
Other	349	658	(649)	358
Total loans	$43,065	$5,695	$(4,122)	$44,638
The following tables present the roll forward of the allowance for loan and lease losses for the three and six months ended June 30, 2016 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	March 31, 2016	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	June 30, 2016
Non-owner occupied commercial real estate	$1,671	$366	$2	$2,039
Other commercial construction and land	13,196	(445)	6	12,757
Multifamily commercial real estate	182	(29)	—	153
1-4 family residential construction and land	1,285	(329)	2	958
Total commercial real estate	16,334	(437)	10	15,907
Owner occupied commercial real estate	1,687	(128)	—	1,559
Commercial and industrial loans	10,129	1,153	(482)	10,800
Total commercial	11,816	1,025	(482)	12,359
1-4 family residential	10,374	(585)	175	9,964
Home equity loans	1,595	(223)	(11)	1,361
Other consumer loans	4,842	1,161	(1,015)	4,988
Total consumer	16,811	353	(851)	16,313
Other	302	231	(229)	304
Total loans	$45,263	$1,172	$(1,552)	$44,883

(Dollars in thousands)	December 31, 2015	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	June 30, 2016
Non-owner occupied commercial real estate	$1,598	$432	$9	$2,039
Other commercial construction and land	12,919	(171)	9	12,757
Multifamily commercial real estate	186	(33)	—	153
1-4 family residential construction and land	1,275	(320)	3	958
Total commercial real estate	15,978	(92)	21	15,907
Owner occupied commercial real estate	1,505	134	(80)	1,559
Commercial and industrial loans	9,627	1,618	(445)	10,800
Total commercial	11,132	1,752	(525)	12,359
1-4 family residential	11,057	(1,273)	180	9,964
Home equity loans	1,853	(593)	101	1,361
Other consumer loans	4,751	2,152	(1,915)	4,988
Total consumer	17,661	286	(1,634)	16,313
Other	263	601	(560)	304
Total loans	$45,034	$2,547	$(2,698)	$44,883

The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and six months ended June 30, 2017 and 2016, by the class of loans against which the allowance is allocated:

(Dollars in thousands)	Three Months Ended
	June 30, 2017			June 30, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,690	$23,201	$43,891	$20,784	$24,479	$45,263
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(1)	—	(1)
Other commercial construction and land	(7)	—	(7)	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(7)	—	(7)	(1)	—	(1)
Owner occupied commercial real estate	—	—	—	—	—	—
Commercial and industrial loans	(12)	—	(12)	(503)	—	(503)
Total commercial	(12)	—	(12)	(503)	—	(503)
1-4 family residential	—	—	—	—	—	—
Home equity loans	(117)	—	(117)	(113)	—	(113)
Other consumer loans	(1,873)	—	(1,873)	(1,211)	—	(1,211)
Total consumer	(1,990)	—	(1,990)	(1,324)	—	(1,324)
Other	(493)	—	(493)	(488)	—	(488)
Total charge-offs	(2,502)	—	(2,502)	(2,316)	—	(2,316)
Recoveries:
Non-owner occupied commercial real estate	3	—	3	3	—	3
Other commercial construction and land	114	—	114	6	—	6
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	119	—	119	11	—	11
Owner occupied commercial real estate	35	—	35	—	—	—
Commercial and industrial loans	44	—	44	21	—	21
Total commercial	79	—	79	21	—	21
1-4 family residential	48	—	48	175	—	175
Home equity loans	76	—	76	102	—	102
Other consumer loans	445	—	445	196	—	196
Total consumer	569	—	569	473	—	473
Other	179	—	179	259	—	259
Total recoveries	946	—	946	764	—	764
Net charge-offs	(1,556)	—	(1,556)	(1,552)	—	(1,552)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(95)	103	8	(176)	542	366
Other commercial construction and land	(52)	(2,208)	(2,260)	186	(631)	(445)
Multifamily commercial real estate	13	9	22	(8)	(21)	(29)
1-4 family residential construction and land	(152)	—	(152)	45	(374)	(329)
Total commercial real estate	(286)	(2,096)	(2,382)	47	(484)	(437)
Owner occupied commercial real estate	(227)	30	(197)	(100)	(28)	(128)
Commercial and industrial loans	166	454	620	680	473	1,153
Total commercial	(61)	484	423	580	445	1,025
1-4 family residential	(173)	661	488	(185)	(400)	(585)
Home equity loans	(2)	161	159	71	(294)	(223)
Other consumer loans	1,688	1,552	3,240	1,183	(22)	1,161
Total consumer	1,513	2,374	3,887	1,069	(716)	353
Other	319	56	375	254	(23)	231
Total provision (reversal) for loan and lease losses	1,485	818	2,303	1,950	(778)	1,172
Allowance for loan and lease losses at the end of the period	$20,619	$24,019	$44,638	$21,182	$23,701	$44,883

(Dollars in thousands)	Six Months Ended
	June 30, 2017			June 30, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,050	$23,015	$43,065	$20,546	$24,488	$45,034
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(2)	—	(2)
Other commercial construction and land	(7)	—	(7)	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(7)	—	(7)	(2)	—	(2)
Owner occupied commercial real estate	(6)	—	(6)	(80)	—	(80)
Commercial and industrial loans	(252)	—	(252)	(504)	—	(504)
Total commercial	(258)	—	(258)	(584)	—	(584)
1-4 family residential	(2)	—	(2)	—	—	—
Home equity loans	(156)	—	(156)	(174)	—	(174)
Other consumer loans	(4,195)	—	(4,195)	(2,340)	—	(2,340)
Total consumer	(4,353)	—	(4,353)	(2,514)	—	(2,514)
Other	(1,067)	—	(1,067)	(1,040)	—	(1,040)
Total charge-offs	(5,685)	—	(5,685)	(4,140)	—	(4,140)
Recoveries:
Non-owner occupied commercial real estate	4	—	4	11	—	11
Other commercial construction and land	116	—	116	9	—	9
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	4	—	4	3	—	3
Total commercial real estate	124	—	124	23	—	23
Owner occupied commercial real estate	43	—	43	—	—	—
Commercial and industrial loans	70	—	70	59	—	59
Total commercial	113	—	113	59	—	59
1-4 family residential	50	—	50	180	—	180
Home equity loans	159	—	159	275	—	275
Other consumer loans	699	—	699	425	—	425
Total consumer	908	—	908	880	—	880
Other	418	—	418	480	—	480
Total recoveries	1,563	—	1,563	1,442	—	1,442
Net charge-offs	(4,122)	—	(4,122)	(2,698)	—	(2,698)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(66)	(675)	(741)	(227)	659	432
Other commercial construction and land	(202)	(1,084)	(1,286)	83	(254)	(171)
Multifamily commercial real estate	39	(17)	22	(22)	(11)	(33)
1-4 family residential construction and land	(79)	—	(79)	86	(406)	(320)
Total commercial real estate	(308)	(1,776)	(2,084)	(80)	(12)	(92)
Owner occupied commercial real estate	(81)	(29)	(110)	38	96	134
Commercial and industrial loans	(522)	765	243	986	632	1,618
Total commercial	(603)	736	133	1,024	728	1,752
1-4 family residential	(255)	435	180	(285)	(988)	(1,273)
Home equity loans	(15)	(5)	(20)	(84)	(509)	(593)
Other consumer loans	5,237	1,591	6,828	2,167	(15)	2,152
Total consumer	4,967	2,021	6,988	1,798	(1,512)	286
Other	635	23	658	592	9	601
Total provision (reversal) for loan and lease losses	4,691	1,004	5,695	3,334	(787)	2,547
Allowance for loan and lease losses at the end of the period	$20,619	$24,019	$44,638	$21,182	$23,701	$44,883

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of June 30, 2017:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$897	$355	$2,764	$1,046,208	$216,604
Other commercial construction and land	21	1,584	9,910	120	328,777	55,684
Multifamily commercial real estate	—	88	105	—	131,057	16,308
1-4 family residential construction and land	—	591	—	—	153,331	430
Total commercial real estate	21	3,160	10,370	2,884	1,659,373	289,026
Owner occupied commercial real estate	1	1,097	226	8,591	1,120,928	158,292
Commercial and industrial loans	400	5,426	3,744	13,532	1,337,979	73,351
Total commercial	401	6,523	3,970	22,123	2,458,907	231,643
1-4 family residential	121	1,929	7,366	2,626	1,586,687	189,953
Home equity loans	122	502	573	1,921	427,248	60,328
Other consumer loans	9	7,542	1,671	386	370,265	25,156
Total consumer	252	9,973	9,610	4,933	2,384,200	275,437
Other	—	289	69	—	210,562	27,493
Total loans	$674	$19,945	$24,019	$29,940	$6,713,042	$823,599

(1)	Loans collectively evaluated for impairment include $1.3 billion of acquired loans which are presented net of unamortized purchase discounts of $17.0 million.
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

For the three and six months ended June 30, 2017 and June 30, 2016, the amount of interest income recognized on loans that were impaired was not material.
Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the six months ended June 30, 2017 and 2016, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s Consolidated Financial Statements or on the determination of the allowance for loan and lease losses at June 30, 2017 and 2016. The Company had loans modified in TDRs with recorded investments of $2.5 million, $2.7 million, and $1.8 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.
7. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2017 and 2016 is presented in the table below.
For the three and six months ended June 30, 2017 , proceeds on sales of OREO were $10.7 million and $15.6 million, respectively and net gains were $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2016, proceeds on sales of OREO were $4.7 million and $11.8 million, respectively and net gains were $0.4 million and $1.1 million. respectively.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance, beginning of period	$51,050	$48,505	$53,482	$52,776
Real estate acquired from borrowers and transfers from other assets	1,036	1,184	3,463	3,772
Valuation allowance	(262)	(1,119)	(509)	(1,586)
Properties sold	(10,460)	(4,334)	(15,072)	(10,726)
Balance, end of period	$41,364	$44,236	$41,364	$44,236
8. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase, cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps, and advances from the Federal Home Loan Bank (“FHLB”) .
The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at June 30, 2017 and December 31, 2016 were $32.4 million and $18.0 million, respectively, and were collateralized by $37.7 million and $27.6 million, respectively, of agency mortgage-backed securities.
The Bank has $0.3 million and $1.2 million of short term borrowings related to cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps at June 30, 2017 and December 31, 2016, respectively.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at June 30, 2017 and December 31, 2016 provided for incremental borrowing availability of up to $482.6 million and $415.9 million, respectively.
At June 30, 2017 and December 31, 2016, the Bank had $15.3 million and $15.4 million in letters of credit issued by the FHLB respectively, of which $15.0 million and $15.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida, respectively.
The FHLB advances as of June 30, 2017 and December 31, 2016 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount
June 30, 2017	Maturity Date	Interest Rate as of June 30, 2017
191	November 6, 2017	0.50%
50,000	November 20, 2017	1.18%	(1 Month FRC + 2 bps)*
30,000	May 21, 2018	1.32%
50,000	November 23, 2018	1.18%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	1.16%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	1.19%	(1 Month FRC + 2 bps)*
80,000	September 20, 2021	1.24%	(1 Month FRC + 8 bps)*
75,000	September 29, 2021	1.23%	(1 Month FRC + 8 bps)*
75,000	January 20, 2022	1.24%	(1 Month FRC + 8 bps)*
409	February 10, 2026	—%
$470,600

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
The subordinated debentures are included in Tier 1 capital under the capital guidelines of the Dodd-Frank Act. The subordinated debentures as of June 30, 2017 and December 31, 2016 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	June 30, 2017	December 31, 2016	Interest Rate as of June 30, 2017		Maturity Date
July 31, 2001	$5,000	$4,049	$4,018	4.75%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,865	2,831	4.75%	(3 Month LIBOR + 358 bps)	July 31, 2031
December 20, 2002	5,000	3,579	3,544	4.50%	(3 Month LIBOR + 335 bps)	December 30, 2032
June 26, 2003	10,000	6,289	6,231	4.40%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,902	6,823	4.01%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	6,079	6,020	4.02%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,724	1,697	2.93%	(3 Month LIBOR + 168 bps)	June 28, 2035
November 4, 2005	20,000	10,271	10,085	2.62%	(3 Month LIBOR + 137 bps)	December 15, 2035
December 22, 2005	10,000	4,932	4,863	2.65%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	7,220	7,107	2.79%	(3 Month LIBOR + 154 bps)	March 15, 2036
April 27, 2006	30,000	15,090	14,816	2.62%	(3 Month LIBOR + 132 bps)	June 30, 2036
June 23, 2006	20,000	12,247	12,092	2.71%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	31,147	30,685	2.90%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,702	5,644	2.65%	(3 Month LIBOR + 143 bps)	September 6, 2037
Total	$206,000	$118,096	$116,456

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 common, Tier 1 risk-based and Total Risk-based ratios. At June 30, 2017 and December 31, 2016 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$391,011	≥ 4.0%	$1,150,427	11.8%
Bank	$487,466	≥ 5.0%	$389,973	≥ 4.0%	$1,046,843	10.7%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$377,096	≥ 4.5%	$1,043,384	12.5%
Bank	$543,319	≥ 6.5%	$376,144	≥ 4.5%	$1,046,843	12.5%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$502,795	≥ 6.0%	$1,150,427	13.7%
Bank	$668,700	≥ 8.0%	$501,525	≥ 6.0%	$1,046,843	12.5%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$670,393	≥ 8.0%	$1,195,497	14.3%
Bank	$835,875	≥ 10.0%	$668,700	≥ 8.0%	$1,091,913	13.1%

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$360,513	≥ 4.0%	$1,101,743	12.2%
Bank	$450,006	≥ 5.0%	$360,005	≥ 4.0%	$1,010,409	11.2%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$367,521	≥ 4.5%	$1,012,831	12.4%
Bank	$529,887	≥ 6.5%	$366,845	≥ 4.5%	$1,010,409	12.4%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$490,028	≥ 6.0%	$1,101,743	13.5%
Bank	$652,169	≥ 8.0%	$489,127	≥ 6.0%	$1,010,409	12.4%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$653,371	≥ 8.0%	$1,145,351	14.0%
Bank	$815,211	≥ 10.0%	$652,169	≥ 8.0%	$1,054,016	12.9%
As of June 30, 2017 and December 31, 2016, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. The Company received dividends from the Bank totaling $6.8 million, $4.2 million, $6.1 million, $5.7 million, and $64.2 million, on May 2, 2017, January 31, 2017, January 24, 2017, October 19, 2016 and June 1, 2016, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of June 30, 2017, our capital buffer is 6.3%; exceeding the 2.5% 2019 requirement.
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

Dividend Program

On July 20, 2017, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on August 21, 2017, to shareholders of record as of August 7, 2017.
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
As of June 30, 2017, the Company has repurchased a total of $312.4 million, or 12,739,763 common shares at an average price of $24.52 per share with $87.6 million remaining under the current board authorized stock repurchase program.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

11. Stock-Based Compensation
As of June 30, 2017, the Company had two compensation plans, the 2010 Equity Incentive Plan (the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards, and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock options	$28	$12	$52	$21
Restricted stock	936	455	1,812	763
Total stock-based compensation expense	$964	$467	$1,864	$784
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $362 thousand and $177 thousand for the three months ended June 30, 2017 and 2016, respectively and $699 thousand and $298 thousand for the six months ended June 30, 2017 and 2016, respectively.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. Stock options have an expiration of ten years from the date it is granted. Under these plans, 83,729 options were exercised and 15,623 stock options were granted during the six months ended June 30, 2017.
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
ASC 718 requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. During the six months ended June 30, 2017 and 2016, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended
	June 30, 2017		June 30, 2016
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,180	$20.86	3,075	$20.12
Granted	15	39.55	30	30.54
Exercised	(84)	20.55	(27)	18.00
Canceled, expired or forfeited	(3)	70.98	(2)	30.54
Balance, June 30,	3,108	$20.92	3,076	$20.23
At June 30, 2017, the weighted average remaining contractual life for outstanding stock options was approximately 3.34 years and the aggregate intrinsic values was $51.5 million for stock options outstanding and exercisable.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at June 30, 2017 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	121	5.89 years	$18.00	121	$18.00
$18.01 - $20.00	2,819	2.98 years	20.00	2,819	20.00
$20.01 - $2,026.00	168	7.67 years	37.31	113	38.11
$18.00 - $2,026.00	3,108	3.34 years	$20.85	3,053	$20.59
Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The restricted stock vests ratably over a three-year period subject to continued employment with the company. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. There were 165,063 restricted stock awards granted under the 2013 Plan during the six months ended June 30, 2017.
The following table summarizes unvested restricted stock activity for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017		June 30, 2016
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	197	$30.10	—	$—
Granted	165	39.56	198	30.30
Vested or released	(64)	30.56	—	—
Canceled, expired or forfeited	(3)	34.07	(1)	30.54
Balance, June 30	295	$35.25	197	$30.30

12. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the three and six months ended June 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income before income taxes	$37,954	$27,729	$69,827	$43,349
Income taxes computed at Federal statutory tax rate	13,283	9,705	24,439	15,172
Effect of:
State taxes (net of federal benefit)	976	851	1,773	1,321
State statutory rate change	461	—	461	—
Tax-exempt interest income, net	(382)	(311)	(716)	(481)
Other, net	(190)	43	(819)	36
Total income tax expense	$14,148	$10,288	$25,138	$16,048
The Company uses an estimated annual effective tax rate method of computing its interim tax provision. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three and six months ended June 30, 2017, the effective income tax rates were 37% and 36%, respectively. For the three and six months ended June 30, 2016, the effective income tax rates were 37%. The change in effective income tax rate was mainly due to higher state income taxes, higher tax exempt interest income and other favorable adjustments.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, New York, South Carolina, North Carolina, and Tennessee. The net deferred tax assets as of June 30, 2017 and December 31, 2016 were $134.5 million and $150.3 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at June 30, 2017 and December 31, 2016.
At June 30, 2017 and December 31, 2016, the Company had $464.6 million and $478.6 million of gross federal net operating loss carry-forwards, respectively, which begin to expire after 2028 and are subject to annual cumulative limitation of $27.8 million for tax year 2017.
At June 30, 2017 and December 31, 2016 the company had $506.5 million and $507.0 million of gross state net operating loss carry-forwards expected to be utilized, respectively.
At June 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits and no material amounts recorded for uncertain tax positions.

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
As of June 30, 2017, the Bank held industrial revenue bonds, which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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
Valuation of Premises and Equipment held for sale
Premises and equipment held for sale are carried at the lower of cost or estimated fair value. The fair values of premises and equipment held for sale are based on recent real estate appraisals and other available observable market information.
Mortgage Servicing Rights
As of June 30, 2017, the fair value of the Company's Level 3 mortgage servicing rights (“MSR”) was $2.5 million, none of which are currently impaired and therefore are carried at amortized cost. The assumptions used include the fee per loan, the cost to service, the expected loan prepayment rate, and the discount rate. In determining the fair value of the existing MSR, the Company reviews the key assumptions, analyzes pricing in the market for comparable MSR, and uses a third party provider to independently calculate the fair value of its MSR.
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of June 30, 2017, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$4,290	$—	$4,290	$—
Available-for-sale securities:
Mortgage-backed securities—residential	$1,067,577	$—	$1,067,577	$—
Industrial revenue bonds	3,137	—	—	3,137
Corporate bonds	63,621	—	63,621	—
State and political subdivisions—tax exempt	11,377	—	11,377	—
Available-for-sale securities	$1,145,712	$—	$1,142,575	$3,137
Gross asset value of derivatives	$1,230	$—	$1,230	$—
Liabilities
Gross liability value of derivatives	$1,953	$—	$1,953	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the six months ended June 30, 2017.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,791	$—	$3,791	$—
Available-for-sale securities:
Mortgage-backed securities-residential	$868,922	$—	$868,922	$—
State and political subdivisions - tax exempt	11,077	—	11,077	—
Industrial revenue bonds	3,298	—	—	3,298
Corporate bonds	28,953	—	28,953	—
Available-for-sale securities	$912,250	$—	$908,952	$3,298
Gross asset value of derivatives	$1,078	$—	$1,078	$—
Liabilities
Gross liability value of derivatives	$1,354	$—	$1,354	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2016.
The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended months ended and held at June 30, 2017 and 2016:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, April 1, 2017	$3,136
Principal reduction	—
Included in other comprehensive income	1
Ending balance, June 30, 2017	$3,137

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2017	$3,298
Principal reduction	(170)
Included in other comprehensive income	9
Ending balance, June 30, 2017	$3,137

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, April 1, 2016	$3,249
Principal reduction	—
Included in other comprehensive income	14
Ending balance, June 30, 2016	$3,263

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2016	$3,437
Principal reduction	(170)
Included in other comprehensive income	(4)
Ending balance, June 30, 2016	$3,263

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,137	Discounted cash flow	Discount rate	3.041% - 3.044%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,298	Discounted cash flow	Discount rate	3.31% - 3.35%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$32,583
Premises and equipment held for sale	—	—	15,744
Other repossessed assets	254	—	—
Impaired loans	—	—	1,123
Other real estate owned measured at fair value as of June 30, 2017 had a gross amount of $41.0 million, less valuation allowances totaling $8.5 million and is made up of $28.0 million commercial properties and $4.6 million residential properties. Impairment charges resulting from the non-recurring changes in the fair value of OREO included in the consolidated statement of income for the three and six months ended June 30, 2017 was $0.3 million and $0.5 million, respectively. Premises and equipment held for sale measured at fair value as of June 30, 2017 are primarily comprised of branch properties. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession. Impaired loans are primarily comprised of residential properties and are measured at fair value as of June 30, 2017.
Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$41,168
Premises and equipment held for sale	—	—	2,599
Other repossessed assets	163	—	—
Impaired loans	—	—	1,420

Other real estate owned measured at fair value as of December 31, 2016 had a gross amount of $50.0 million, less valuation allowances totaling $8.9 million and is made up of $35.5 million commercial properties and $5.7 million residential properties. Impairment charges resulting from the non-recurring changes in the fair value of OREO included in the consolidated statement of income for the three months ended December 31, 2016 was $0.7 million. Premises and equipment held for sale measured at fair value as of December 31, 2016 are primarily comprised of branch properties. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession. Impaired loans are primarily comprised of residential properties and are measured at fair value as of December 31, 2016.
Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$32,583	Fair value of property	Appraised value and other market conditions	7.98%
Premises and equipment held for sale	15,744	Fair value of property	Appraised value and other market conditions	8.00%
Impaired loans	1,123	Fair value of collateral	Appraised value and other market conditions	7.34%

(Dollars in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$41,168	Fair value of property	Appraised value and other market conditions	7.91%
Premises and equipment held for sale	2,599	Fair value of property	Appraised value and other market conditions	8.00%
Impaired loans	1,420	Fair value of collateral	Appraised value and other market conditions	7.47%

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
June 30, 2017	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$155,411	$155,411	$155,411	$—	$—
Trading securities	4,290	4,290	—	4,290	—
Investment securities available-for-sale	1,145,712	1,145,712	—	1,142,575	3,137
Investment securities held-to-maturity	430,411	431,269	—	431,269	—
Loans, net	7,525,476	7,532,656	—	3,533	7,529,123
Other earning assets (1)	28,944	28,944	—	—	28,944
Gross asset value of derivatives	1,230	1,230	—	1,230	—
Total financial assets	$9,291,474	$9,299,512	$155,411	$1,582,897	$7,561,204
Financial Liabilities
Non-contractual deposits	$5,856,569	$5,856,569	$—	$5,856,569	$—
Contractual deposits	2,218,444	2,198,543	—	2,198,543	—
Federal Home Loan Bank advances	470,600	470,159	—	470,159	—
Short-term borrowings	32,637	32,630	—	32,630	—
Subordinated debentures	118,096	116,007	—	—	116,007
Gross liability value of derivatives	1,953	1,953	—	1,953	—
Total financial liabilities	$8,698,299	$8,675,861	$—	$8,559,854	$116,007

(1)	Includes Federal Home Loan Bank stock.

(Dollars in thousands)	Fair Value Measurement
December 31, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$309,055	$309,055	$309,055	$—	$—
Trading securities	3,791	3,791	—	3,791	—
Investment securities available-for-sale	912,250	912,250	—	908,952	3,298
Investment securities held-to-maturity	463,959	460,911	—	460,911	—
Loans, net	7,363,127	7,395,128	—	12,874	7,382,254
Other earning assets (1)	32,050	32,050	—	—	32,050
Gross asset value of derivatives	1,078	1,078	—	1,078	—
Total financial assets	$9,085,310	$9,114,263	$309,055	$1,387,606	$7,417,602
Financial Liabilities
Non-contractual deposits	$5,743,316	$5,743,316	$—	$5,743,316	$—
Contractual deposits	2,137,312	2,121,519	—	2,121,519	—
Federal Home Loan Bank advances	545,701	546,023	—	546,023	—
Short-term borrowings	19,157	19,154	—	19,154	—
Subordinated debentures	116,456	114,593	—	—	114,593
Gross liability value of derivatives	1,354	1,354	—	1,354	—
Total financial liabilities	$8,563,296	$8,545,959	$—	$8,431,366	$114,593

(1)	Includes Federal Home Loan Bank stock.
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
During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified as a decrease to interest income from amounts reported in accumulated comprehensive income. During the six months ended June 30, 2017, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
During the second quarter of 2016, the company implemented an interest rate swap program to allow customers to convert variable rate loans to fixed rates. The interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with its derivative counterparties. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties. None of these interest rate swaps are designated or qualify as hedging relationships. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company recorded $0.2 million of customer swap fees in non-interest income for the six months ended June 30, 2017.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The forward loan sales derivative contracts are not designated as hedging instruments and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the six months ended June 30, 2017, the Company recorded $29 thousand in non-interest income and $113 thousand in non-interest expense as a result of changes in fair value of derivatives. For the six months ended June 30, 2016, the company recorded $57 thousand in non-interest income and $2 thousand in non-interest expense as a result of changes in fair value of derivatives.

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's Consolidated Balance Sheet is presented below:

(Dollars in thousands)			June 30, 2017		December 31, 2016
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Asset derivatives
Derivatives designated as hedging instruments
Interest rate swap	—	Other assets	$—	$—	$130	$120,000
Derivatives not designated as hedging instruments
Forward loan sales contracts	71	Other assets	41	9,648	13	4,205
Interest rate swap	7	Other assets	1,189	39,722	935	24,947
Total asset derivatives			$1,230	$49,370	$1,078	$149,152

Liability derivatives
Derivatives designated as hedging instruments
Interest rate swap	4	Other liabilities	$779	$235,000	$378	$115,000
Derivatives not designated as hedging instruments
Forward loan sales contracts	4	Other liabilities	1	889	114	11,870
Interest rate swap	7	Other liabilities	1,173	39,722	862	24,947
Total liability derivatives			$1,953	$275,611	$1,354	$151,817

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended June 30, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$650	Interest income	$298	N/A	$—

(Dollars in thousands)	Six Months Ended June 30, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$199	Interest income	$730	N/A	$—

(Dollars in thousands)	Three Months Ended June 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$2,155	Interest income	$634	N/A	$—

(Dollars in thousands)	Six Months Ended June 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$7,681	Interest income	$1,278	N/A	$—
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2017:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Offsetting of derivative assets:
Interest rate swap	$1,189	$—	$1,189	$586	$221	$382
Total	$1,189	$—	$1,189	$586	$221	$382

Offsetting of derivative liabilities:
Interest rate swap	1,952	—	1,952	586	598	$768
Total	$1,952	$—	$1,952	$586	$598	$768
The amount of collateral received and posted disclosed in the table above represents the offset of the assets and liabilities as of June 30, 2017. The actual cash collateral received and posted amounted to $0.3 million and $0.5 million, respectively.
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
As of June 30, 2017, there were eleven derivatives in a $2.0 million net liability position, which includes accrued interest and excludes nonperformance risk, related to these agreements. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. The company has minimum collateral posting thresholds with certain derivative counterparties, and has posted $0.5 million of cash collateral against its obligations under these agreements as of June 30, 2017.

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
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2017, and statement of income for the three and six months then ended.
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
Overview
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired eight depository institutions, including the assets and certain deposits from the Failed Banks. We operate 189 branches in Florida, North and South Carolina, Tennessee, and Virginia. During the six months ended June 30, 2017, the Company closed and consolidated seven branches mostly related to the merger of CommunityOne. The Company expects to close and consolidate an additional eleven branches during 2017. As such, the Company transferred $18.1 million from fixed assets to premises and equipment held for sale during the six months ended June 30, 2017.
Proposed merger with First Horizon National Corporation
On May 4, 2017, Capital Bank Financial Corp. issued a press release announcing the execution of an agreement and plan of merger with First Horizon National Corporation (the “First Horizon”) dated May 3, 2017, with First Horizon as the surviving corporation. Subject to terms and conditions of the Merger Agreement, each holder of Capital Bank common stock will be entitled to receive cash or stock with a value equivalent to 1.750 First Horizon shares and $7.90 in cash for each Capital Bank share held, subject to the election allocation and proration provisions of the merger agreement. The transaction is subject to shareholder and regulatory approvals in addition to satisfying certain other closing conditions.

Our Management Team
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
Quarterly Summary
For the three months ended June 30, 2017, the company recorded net income of $23.8 million, which increased 14% over the previous quarter. GAAP net income per diluted share was $0.45. Core net income increased to $26.7 million, up 12% over the previous quarter. Core net income per diluted share was $0.50. Core pre-tax adjustments for the second quarter of 2017 included $3.0 million of branch closure expenses and $1.0 million of merger related expenses, offset by $0.1 million gain on investment securities. The reconciliation of non-GAAP financial measures (including core net income, core net income per diluted share, and core ROA) are included in tabular form in the “Financial Condition” section below.

Highlights of the quarter include:

•	Announcement of a definitive agreement to merge with First Horizon National Corporation;

•	GAAP ROA of 0.95%, up 11 bps quarter over quarter and Core ROA of 1.06%, up 10 bps quarter over quarter;

•	GAAP efficiency ratio of 60.2%; and

•	Declared quarterly dividend of $0.12 per common share.
Results of Operations
Net Interest Income
Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, interest-

bearing deposits in other banks and investment securities. Other earning assets include Federal Home Loan Bank stock. Our interest-bearing liabilities include deposits, subordinated debentures, repurchase agreements and other short-term borrowings.
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
Three months ended June 30, 2017 compared to three months ended March 31, 2017:
Net interest income for the three months ended June 30, 2017 increased by $3.1 million, or 3.8%, to $85.2 million from $82.1 million. The net interest margin increased two basis points to 3.75% from 3.73% and the net interest spread increased one basis points to 3.59% from 3.58%. Loan yields increased three basis points to 4.61% from 4.58%. During the quarter, we had new loan fundings of $481.9 million with an average yield of 4.51%, compared to $504.8 million and 4.19% in the prior quarter. The cost of core deposits, which include all checking, savings and money market accounts, excluding brokered, increased one basis point to 0.22% from 0.21%. The cost of total deposits increased two basis points to 0.41%.

(Dollars in thousands)	Three Months Ended June 30, 2017			Three Months Ended March 31, 2017
	Average Balances	Interest	Yield / Rate	Average Balances	Interest	Yield / Rate
Interest earning assets
Loans (1)	$7,515,169	$86,405	4.61%	$7,409,284	$83,753	4.58%
Investment securities (1)	1,596,382	11,005	2.77%	1,501,816	9,312	2.51%
Interest bearing deposits in other banks	42,140	93	0.89%	58,269	97	0.68%
Other earning assets (2)	32,074	388	4.85%	29,053	357	4.98%
Total interest earning assets(1)	9,185,765	$97,891	4.27%	8,998,422	$93,519	4.21%
Non-interest earning assets	884,900			909,138
Total assets	$10,070,665			$9,907,560
Interest bearing liabilities
Time deposits	$2,152,086	$4,789	0.89%	$2,141,806	$4,539	0.86%
Money market	1,787,200	1,963	0.44%	1,777,343	1,756	0.40%
Interest bearing demand	1,914,622	1,255	0.26%	1,922,687	1,138	0.24%
Savings	488,123	220	0.18%	494,538	220	0.18%
Total interest bearing deposits	6,342,031	8,227	0.52%	6,336,374	7,653	0.49%
Short-term borrowings and FHLB advances	568,575	1,433	1.01%	493,643	887	0.73%
Long-term borrowings	117,576	2,384	8.13%	116,744	2,281	7.92%
Total interest bearing liabilities	7,028,182	$12,044	0.69%	6,946,761	$10,821	0.63%
Non-interest bearing demand	1,655,233			1,595,695
Other liabilities	64,318			65,753
Shareholders’ equity	1,322,932			1,299,351
Total liabilities and shareholders’ equity	$10,070,665			$9,907,560
Net interest income and spread(1)		$85,847	3.59%		$82,698	3.58%
Net interest margin(1)			3.75%			3.73%

Net interest income (FTE)(1)		$85,847			$82,698
Tax equivalent adjustment		(605)			(582)
Net interest income		$85,242			$82,116
(1)Presented on a fully tax equivalent basis.
(2)Includes Federal Home Loan Bank stocks.

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended June 30, 2017 Compared to Three Months Ended March 31, 2017 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$1,206	$1,446	$2,652
Investment securities (1)	610	1,083	1,693
Interest bearing deposits in other banks	(31)	27	(4)
Other earning assets (2)	37	(6)	31
Total interest income	1,822	2,550	4,372
Interest expense
Time deposits	22	228	250
Money market	10	197	207
Interest bearing demand	(5)	122	117
Savings	(3)	3	—
Short-term borrowings and FHLB advances	149	397	546
Long-term borrowings	16	87	103
Total interest expense	189	1,034	1,223
Change in net interest income	$1,633	$1,516	$3,149

(1)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

(2)	Includes Federal Home Loan Bank stocks.
Three months ended June 30, 2017 compared to three months ended June 30, 2016:
Net interest income for the three months ended June 30, 2017 increased by $23.7 million, or 38.6%, to $85.2 million from $61.5 million. The net interest margin increased thirteen basis points to 3.75% from 3.62% and the net interest spread increased eleven basis points to 3.59% from 3.48%. Loan yields increased thirteen basis points to 4.61% from 4.48%. During the quarter, we had new loan fundings of $481.9 million with an average yield of 4.51%, compared to $473.3 million with an average yield of 3.63%, during the three months ended June 30, 2016. Investment securities yields increased 42 basis points to 2.77% due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased four basis points to 0.22%. The cost of total deposits remained flat at 0.41%. Total funding cost increased six basis points to 0.56% basis points.

(Dollars in thousands)	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average Balances	Interest	Yield / Rate	Average Balances	Interest	Yield / Rate
Interest earning assets
Loans (1)	$7,515,169	$86,405	4.61%	$5,653,647	$62,999	4.48%
Investment securities (1)	1,596,382	11,005	2.77%	1,131,791	6,612	2.35%
Interest bearing deposits in other banks	42,140	93	0.89%	64,802	74	0.46%
Other earning assets (2)	32,074	388	4.85%	26,696	330	4.97%
Total interest earning assets(1)	9,185,765	97,891	4.27%	6,876,936	70,015	4.09%
Non-interest earning assets	884,900			607,429
Total assets	$10,070,665			$7,484,365
Interest bearing liabilities
Time deposits	$2,152,086	$4,789	0.89%	$1,620,023	$4,018	1.00%
Money market	1,787,200	1,963	0.44%	1,184,532	1,028	0.35%
Interest bearing demand	1,914,622	1,255	0.26%	1,451,666	749	0.21%
Savings	488,123	220	0.18%	411,496	208	0.20%
Total interest bearing deposits	6,342,031	8,227	0.52%	4,667,717	6,003	0.52%
Short-term borrowings and FHLB advances	568,575	1,433	1.01%	485,850	515	0.43%
Long-term borrowings	117,576	2,384	8.13%	87,496	1,547	7.11%
Total interest bearing liabilities	7,028,182	12,044	0.69%	5,241,063	8,065	0.62%
Non-interest bearing demand	1,655,233			1,187,056
Other liabilities	64,318			42,319
Shareholders’ equity	1,322,932			1,013,927
Total liabilities and shareholders’ equity	$10,070,665			$7,484,365
Net interest income and spread(1)		$85,847	3.59%		$61,950	3.48%
Net interest margin(1)			3.75%			3.62%

Net interest income (FTE)(1)		$85,847			$61,950
Tax equivalent adjustment		(605)			(435)
Net interest income		$85,242			$61,515
(1)Presented on a fully tax equivalent basis.
(2)Includes Federal Home Loan Bank stocks.

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$21,345	$2,061	$23,406
Investment securities (1)	3,054	1,339	4,393
Interest bearing deposits in other banks	(32)	51	19
Other earning assets (2)	65	(7)	58
Total interest income	24,432	3,444	27,876
Interest expense
Time deposits	1,216	(445)	771
Money market	614	321	935
Interest bearing demand	274	232	506
Savings	36	(24)	12
Short-term borrowings and FHLB advances	101	817	918
Long-term borrowings	587	250	837
Total interest expense	2,828	1,151	3,979
Change in net interest income	$21,604	$2,293	$23,897

(1)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

(2)	Includes Federal Home Loan Bank stocks.
Six Months Ended June 30, 2017 compared to six months ended June 30, 2016:
Net interest income for the six months ended June 30, 2017 increased by $44.5 million, or 36.2%, to $167.4 million from $122.9 million. The increase was due to the higher loan balances and yields on investment securities. The net interest margin increased eleven basis points to 3.74% from 3.63% and the net interest spread increased to 3.59% from 3.49%. Loan yields increased to 4.60% from 4.50% due to higher average yield on new loans. During the six months ended June 30, 2017, we funded new loans of $986.6 million with an average yield of 4.35%, compared to $769.7 million with an average yield of 3.67% during the six months ended June 30, 2016. Investment securities yields increased due to the reinvestment of funds into higher yielding securities to assist with interest rate risk and liquidity management. The cost of core deposits increased four basis points to 0.22%. The cost of total deposits decreased one basis point to 0.40%. Total funding cost increased three basis points to 0.54%.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$7,462,519	$170,157	4.60%	$5,632,568	$126,007	4.50%
Investment securities (1)	1,549,360	20,318	2.64%	1,127,157	13,096	2.34%
Interest bearing deposits in other banks	50,160	190	0.76%	68,995	158	0.46%
Other earning assets (2)	30,572	745	4.91%	25,916	644	5.00%
Total interest earning assets(1)	9,092,611	191,410	4.25%	6,854,636	139,905	4.10%
Non-interest earning assets	896,951			612,758
Total assets	$9,989,562			$7,467,394
Interest bearing liabilities
Time deposits	$2,146,974	$9,327	0.88%	$1,654,838	$8,138	0.99%
Money market	1,782,299	3,720	0.42%	1,215,933	2,094	0.35%
Interest bearing demand	1,918,632	2,393	0.25%	1,411,311	1,397	0.20%
Savings	491,313	440	0.18%	415,542	435	0.21%
Total interest bearing deposits	6,339,218	15,880	0.51%	4,697,624	12,064	0.52%
Short-term borrowings and FHLB advances	531,316	2,320	0.88%	473,371	1,046	0.44%
Long-term borrowings	117,162	4,664	8.03%	86,741	3,058	7.09%
Total interest bearing liabilities	6,987,696	22,864	0.66%	5,257,736	16,168	0.62%
Non-interest bearing demand	1,625,628			1,162,919
Other liabilities	65,032			42,369
Shareholders’ equity	1,311,206			1,004,370
Total liabilities and shareholders’ equity	$9,989,562			$7,467,394
Net interest income and spread(1)		$168,546	3.59%		$123,737	3.49%
Net interest margin(1)			3.74%			3.63%

Net interest income (FTE)(1)		$168,546			$123,737
Tax equivalent adjustment		(1,188)			(855)
Net interest income		$167,358			$122,882
(1)Presented on a fully tax equivalent basis.
(2)Includes Federal Home Loan Bank stocks.

(Dollars in thousands)	Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$41,682	$2,468	$44,150
Investment securities (1)	5,375	1,847	7,222
Interest bearing deposits in other banks	(51)	83	32
Other earning assets (2)	114	(13)	101
Total interest income	47,120	4,385	51,505
Interest expense
Time deposits	2,217	(1,028)	1,189
Money market	1,117	509	1,626
Interest bearing demand	578	418	996
Savings	73	(68)	5
Short-term borrowings and FHLB advances	142	1,132	1,274
Long-term borrowings	1,174	432	1,606
Total interest expense	5,301	1,395	6,696
Change in net interest income	$41,819	$2,990	$44,809

(1)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

(2)	Includes Federal Home Loan Bank stocks.
Provision for Loan and Lease Losses
The following table presents the provision for loan and lease losses for PCI and non-PCI Loans for the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Provision (reversal) for loan and lease losses on PCI Loans	$818	$(778)	$1,004	$(787)
Provision for loan and lease losses on non-PCI Loans	1,485	1,950	4,691	3,334
Provision for Loan and Lease Losses	$2,303	$1,172	$5,695	$2,547
Three months ended June 30, 2017 compared to three months ended June 30, 2016:
The provision for loan and lease losses for the three months ended June 30, 2017 was $2.3 million compared to $1.2 million for the three months ended June 30, 2016. The provision on the non-PCI loans was $1.5 million for the three months ended June 30, 2017, as compared to $2.0 million for the three months ended June 30, 2016. The provision on the PCI loans was $0.8 million for the three months ended June 30, 2017, as compared to a reversal of $0.8 million for the three months ended June 30, 2016.
Six months ended June 30, 2017 compared to six months ended June 30, 2016:
The provision for loan and lease losses for the six months ended June 30, 2017 was $5.7 million compared to a provision of $2.5 million for the six months ended June 30, 2016. The provision on the non-PCI loans increased to $4.7 million for the six months ended June 30, 2017, from $3.3 million for the six months ended June 30, 2016. The provision on the PCI loans increased to $1.0 million for the six months ended June 30, 2017, from a reversal of $0.8 million for the six months ended June 30, 2016.
The table below illustrates the impact of our second quarter of 2017 estimates of expected cash flows on PCI Loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance	Weighted Average Note Rate	Weighted Average Life (Years)
PCI loans	$24,019	5.73%	9.06%	$823,600	4.92%	2.43
Non-interest Income
Three months ended June 30, 2017 compared to three months ended June 30, 2016:
Non-interest income increased $4.1 million, to $16.0 million for the three months ended June 30, 2017 from $11.9 million for the three months ended June 30, 2016. The increase was mainly due to the acquisition of CommunityOne and includes a $1.8 million increase in debit card income, a $1.1 million increase in other income (includes credit card and merchant service income), and a $0.8 million increase in service charges.
Six months ended June 30, 2017 compared to six months ended June 30, 2016:
Non-interest income increased $17.4 million, or 119.9%, to $31.9 million for the six months ended June 30, 2017 from $14.5 million for the six months ended June 30, 2016. The increase was mainly driven by the absence of $9.2 million related to the termination of the loss share agreements, and higher debit card income of $3.5 million and service charge income of $1.3 million related to the acquisition of CommunityOne.
The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service charges on deposit accounts	$5,237	$4,486	$10,612	$9,297
Debit card income	5,051	3,235	9,816	6,321
Fees on mortgage loans originated and sold	1,150	1,140	2,398	2,111
Investment advisory and trust fees	596	455	1,237	952
Termination of loss share agreements	—	—	—	(9,178)
Investment securities gains, net	70	117	137	157
OREO revenues	153	98	376	192
Earnings on bank owned life insurance policies	647	386	1,419	784
Participated loan fees	826	601	1,493	1,273
Wire transfer fees	239	212	483	415
Fee income interest rate swaps	—	283	247	283
Other income	2,031	909	3,634	1,881
Total non-interest income	$16,000	$11,922	$31,852	$14,488
Non-interest Expense
Three months ended June 30, 2017 compared to three months ended June 30, 2016:
Non-interest expense increased $16.4 million, or 36.9%, to $61.0 million for the three months ended June 30, 2017 from $44.5 million for the three months ended June 30, 2016. The increase was mainly due to $7.5 million in additional employee compensation, $3.0 million in restructuring charges and $1.5 million in occupancy and equipment expense, which were mostly related to the acquisition of CommunityOne.
Our efficiency ratios for the three months ended June 30, 2017 and 2016 were 60.24% and 60.65%, respectively. Our core efficiency ratios for the three months ended June 30, 2017 and 2016 were 56.32% and 59.05%, respectively.
Six months ended June 30, 2017 compared to six months ended June 30, 2016:

Non-interest expense increased $32.2 million, or 35.2%, to $123.7 million for the six months ended June 30, 2017 from $91.5 million for the six months ended June 30, 2016. The increase was mainly driven by an increase of $14.5 million in salaries and employee benefits, $4.7 million in restructuring charges and $2.8 million in occupancy and equipment expenses, which were mostly related to the acquisition of CommunityOne.
Our efficiency ratios for the six months ended June 30, 2017 and 2016 were 62.09% and 66.59%, respectively. Our core efficiency ratios for the six months ended June 30, 2017 and 2016 were 57.63% and 60.34%, respectively.
The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Salaries and employee benefits	$27,662	$20,139	$56,828	$42,301
Stock-based compensation expense	964	467	1,864	784
Net occupancy and equipment expense	8,826	7,355	17,818	15,058
Computer services	4,280	3,274	8,153	6,849
Software expense	2,573	2,000	5,235	4,036
Telecommunication expense	1,939	1,558	4,363	3,090
OREO valuation expense	262	1,119	509	1,586
Net gains on sales of OREO	(204)	(413)	(512)	(1,092)
Foreclosed asset related expense	376	399	740	684
Loan workout expense	281	71	482	315
Conversion and merger related expense, net	981	1,236	4,018	2,923
Professional fees	1,800	1,353	3,896	2,965
Restructuring charges, net	2,978	5	4,890	147
Legal settlement expense	45	—	45	—
Regulatory assessments	1,145	1,259	1,864	2,534
Amortization of intangibles	1,662	923	3,330	1,852
Other expense	5,415	3,791	10,165	7,442
Total non-interest expense	$60,985	$44,536	$123,688	$91,474
The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three and six months ended June 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net interest income	$85,242	$61,515	$167,358	$122,882

Reported non-interest income	$16,000	$11,922	$31,852	$14,488
Less: Termination of loss share agreements	—	—	—	(9,178)
Securities (gains)	70	117	137	157
Core non-interest income	$15,930	$11,805	$31,715	$23,509

Reported non-interest expense	$60,985	$44,536	$123,688	$91,474
Less: Restructuring charges, net	2,978	5	4,890	147
Conversion costs and merger tax deductible, net	(237)	881	2,800	1,989
Conversion costs and merger non-tax deductible	1,218	355	1,218	934
Severance expense	—	—	—	75
Legal settlement	45	—	45	—
Core non-interest expense	$56,981	$43,295	$114,735	$88,329

Efficiency ratio(1)	60.24%	60.65%	62.09%	66.59%
Core efficiency ratio(2)	56.32%	59.05%	57.63%	60.34%

(1)	Efficiency Ratio: Non-interest expense / (Non-interest income + Net interest income)

(2)	Core Efficiency Ratio: Core non-interest expense / (Core non-interest income + Net interest income)

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
Income Taxes
The provision for income taxes was $14.1 million and $25.1 million for the three and six months ended June 30, 2017, respectively. The effective income tax rate was 37% and 36% for these periods, respectively.
At June 30, 2017 and December 31, 2016, the Company had no material amounts recorded for uncertain tax positions and no material unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 12. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.
Financial Condition
Our assets totaled $10.1 billion at June 30, 2017 and $9.9 billion at December 31, 2016. Total loans increased $163.9 million to $7.6 billion at June 30, 2017 compared to $7.4 billion at December 31, 2016. The increase in loans was due to new loan fundings of $986.6 million, partially offset by $62.1 million in resolutions of problem loans and $760.6 million in net principal repayments. Investment and trading securities increased by $200.4 million mainly due to $297.8 million of investment purchases and $8.1 million change in market valuation on available for sale investment securities, partially offset by $105.6 million of principal reductions and amortization, and $0.1 million in securities calls. Total deposits increased by $194.4 million or 2.5% to $8.1 billion at June 30, 2017 compared to $7.9 billion at December 31, 2016. Core deposits, which include all checking, savings and money market accounts, excluding brokered, increased by $38.0 million. Non-interest bearing checking accounts increased $72.3 million, interest bearing demand deposits decreased by $45.5 million, money market balances increased $27.8 million and savings deposits decreased by $16.6 million. Core deposits represent 70.7% and 72.0% of total deposits at June 30, 2017 and December 31, 2016, respectively. Brokered deposits and time deposits increased by $156.4 million. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $621.3 million and $681.3 million at

June 30, 2017 and December 31, 2016, respectively. FHLB advances decreased by $75.1 million to $470.6 million at June 30, 2017 compared to $545.7 million at December 31, 2016.
Shareholders’ equity was $1.3 billion at June 30, 2017 and December 31, 2016. The Company’s Board of Directors has authorized a stock repurchase plan of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
As of June 30, 2017, the Company has repurchased a total of $312.4 million, or 12,739,763 common shares at an average price of $24.52 per share, and had $87.6 million remaining under the current board authorized stock repurchase program.
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

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income	$23,806	$17,441	$44,689	$27,301
Adjustments
Non-interest income
Termination of loss share agreements	—	—	—	9,178
Less: Securities gains, net(1)	(70)	(117)	(137)	(157)
Non-interest expense
Legal settlement(1)	45	—	45	—
Severance expense(1)	—	—	—	75
Conversion costs and merger tax deductible	(237)	881	2,800	1,988
Conversion costs and merger non-tax deductible	1,218	355	1,218	935
Restructuring charges, net(1)	2,978	5	4,890	147
Tax effect of adjustments(1)	(1,037)	(294)	(2,902)	(4,293)
Core Net Income	$26,703	$18,271	$50,603	$35,174

Diluted shares	53,226	44,068	53,214	44,074
Core Net Income per share	$0.50	$0.41	$0.95	$0.80
Average Assets	$10,070,665	$7,484,365	$9,989,562	$7,467,394
ROA(2)	0.95%	0.93%	0.89%	0.73%
Core ROA(3)	1.06%	0.98%	1.01%	0.94%

(1)	Tax effected at a blended income tax rate of 38%.

(2)	ROA: Annualized net income / Average assets.

(3)	Core ROA: Annualized core net income / Average assets.

Loans
Our loan portfolio is our largest earning asset. Our strategy is to increase the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives.

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	June 30, 2017		December 31, 2016		Year to Date Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$1,265,576	16.8%	$1,130,883	15.3%	$134,693	11.9%
Other commercial construction and land	384,581	5.1%	327,622	4.4%	56,959	17.4%
Multifamily commercial real estate	147,365	1.9%	117,515	1.6%	29,850	25.4%
1-4 family residential construction and land	153,761	2.0%	140,030	1.9%	13,731	9.8%
Total commercial real estate	1,951,283	25.8%	1,716,050	23.2%	235,233	13.7%
Owner occupied commercial real estate	1,287,811	17.0%	1,321,405	17.8%	(33,594)	(2.5)%
Commercial and industrial	1,424,862	18.8%	1,468,874	19.8%	(44,012)	(3.0)%
Total commercial	2,712,673	35.8%	2,790,279	37.6%	(77,606)	(2.8)%
1-4 family residential	1,782,799	23.6%	1,714,702	23.1%	68,097	4.0%
Home equity loans	489,497	6.5%	507,759	6.9%	(18,262)	(3.6)%
Other consumer loans	395,807	5.2%	448,972	6.1%	(53,165)	(11.8)%
Total consumer	2,668,103	35.3%	2,671,433	36.1%	(3,330)	(0.1)%
Other	238,055	3.1%	228,430	3.1%	9,625	4.2%
Total loans	$7,570,114	100.0%	$7,406,192	100.0%	$163,922	2.2%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	June 30, 2017
	Non-PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$837,572	$211,400	$216,604	$1,265,576
Other commercial construction and land	252,458	76,439	55,684	384,581
Multifamily commercial real estate	115,308	15,749	16,308	147,365
1-4 family residential construction and land	136,776	16,555	430	153,761
Total commercial real estate	1,342,114	320,143	289,026	1,951,283
Owner occupied commercial real estate	907,374	222,145	158,292	1,287,811
Commercial and industrial	1,274,742	76,769	73,351	1,424,862
Total commercial	2,182,116	298,914	231,643	2,712,673
1-4 family residential	1,108,685	484,161	189,953	1,782,799
Home equity loans	181,931	247,238	60,328	489,497
Other consumer loans	297,963	72,688	25,156	395,807
Total consumer	1,588,579	804,087	275,437	2,668,103
Other	203,175	7,387	27,493	238,055
Total loans	$5,315,984	$1,430,531	$823,599	$7,570,114

(Dollars in thousands)	December 31, 2016
	Non PCI Loans
	New	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$680,044	$221,304	$229,535	$1,130,883
Other commercial construction and land	182,486	73,248	71,888	327,622
Multifamily commercial real estate	77,694	19,108	20,713	117,515
1-4 family residential construction and land	105,816	33,831	383	140,030
Total commercial real estate	1,046,040	347,491	322,519	1,716,050
Owner occupied commercial real estate	901,957	239,982	179,466	1,321,405
Commercial and industrial	1,283,012	96,494	89,368	1,468,874
Total commercial	2,184,969	336,476	268,834	2,790,279
1-4 family residential	994,323	505,420	214,959	1,714,702
Home equity loans	172,883	268,093	66,783	507,759
Other consumer loans	330,423	88,134	30,415	448,972
Total consumer	1,497,629	861,647	312,157	2,671,433
Other	185,839	9,776	32,815	228,430
Total loans	$4,914,477	$1,555,390	$936,325	$7,406,192
During the six months ended June 30, 2017, our loan portfolio increased by $163.9 million, as $986.6 million of loan fundings were partially offset by $62.1 million in resolutions of problem loans and $760.6 million in net principal repayments. Non-PCI loans represent 89.1% of our total loan portfolio as compared to 87.4% at December 31, 2016.
The composition of new loan production is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 27.3% and 31.3%, respectively, of new loan production for the six months ended June 30, 2017. We expect that this production will be more balanced going forward, as we expect commercial real estate to comprise a larger proportion of new loan production.
The following table sets forth our new loans (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Six Months Ended
	June 30, 2017		June 30, 2016
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$173,518	17.6%	$95,937	12.5%
Other commercial construction and land	152,696	15.5%	82,872	10.8%
Multifamily commercial real estate	31,519	3.2%	2,679	0.3%
1-4 family residential construction and land	50,409	5.1%	40,985	5.3%
Total commercial real estate	408,142	41.4%	222,473	28.9%
Owner occupied commercial real estate	64,981	6.5%	63,662	8.3%
Commercial and industrial	204,767	20.8%	311,404	40.5%
Total commercial	269,748	27.3%	375,066	48.8%
1-4 family residential	214,288	21.8%	113,376	14.7%
Home equity loans	27,002	2.7%	25,114	3.3%
Other consumer loans	47,462	4.8%	21,073	2.7%
Total consumer	288,752	29.3%	159,563	20.7%
Other	20,002	2.0%	12,593	1.6%
Total loans	$986,644	100.0%	$769,695	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, North Carolina, South Carolina, and Tennessee accounted for 30.6%, 36.8%, 11.7% and 20.9% of our new loans, respectively, for the six months ended June 30, 2017. Florida, North Carolina, South Carolina, and Tennessee accounted for 27.8%, 31.0%, 11.2% and 30.0% of our new loans, respectively, for the six months ended June 30, 2016.
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
As of June 30, 2017, total loans were $7.6 billion, of which 0.2% were past due 30-89 days, 0.7% were nonperforming PCI (of which 0.1% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2016, total loans were $7.4 billion, of which 0.3% were past due 30-89 days, 0.9% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.2% were nonaccrual.
At June 30, 2017, 10.9% of loans were acquired impaired loans. We applied acquisition accounting adjustments to the acquired loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.
Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators as of the dates indicated:

(Dollars in thousands)	June 30, 2017				December 31, 2016
	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual

Non-owner occupied commercial real estate	$1,265,576	—%	0.2%	0.2%	$1,130,883	—%	0.4%	0.2%
Other commercial construction and land	384,581	0.1%	2.8%	—%	327,622	0.2%	3.4%	0.1%
Multifamily commercial real estate	147,365	—%	0.1%	—%	117,515	—%	0.6%	—%
1-4 family residential construction and land	153,761	—%	—%	—%	140,030	0.1%	—%	—%
Total commercial real estate	1,951,283	—%	0.7%	0.1%	1,716,050	—%	1.0%	0.2%
Owner occupied commercial real estate	1,287,811	0.1%	0.5%	0.3%	1,321,405	0.2%	0.7%	0.2%
Commercial and industrial loans	1,424,862	—%	1.1%	0.1%	1,468,874	—%	1.1%	—%
Total commercial	2,712,673	—%	0.8%	0.2%	2,790,279	0.1%	0.9%	0.1%
1-4 family residential	1,782,799	0.1%	0.6%	0.1%	1,714,702	0.2%	0.8%	0.1%
Home equity loans	489,497	0.5%	0.8%	0.4%	507,759	0.4%	0.7%	0.3%
Other consumer loans	395,807	2.1%	0.5%	0.7%	448,972	2.3%	0.4%	0.5%
Total consumer	2,668,103	0.5%	0.6%	0.2%	2,671,433	0.6%	0.7%	0.2%
Other	238,055	—%	0.3%	—%	228,430	—%	0.5%	—%
Total loans	$7,570,114	0.2%	0.7%	0.2%	$7,406,192	0.3%	0.9%	0.2%
Total non-performing loans as of June 30, 2017 declined by $6.9 million, or 9.2%, to $68.2 million as compared to $75.1 million at December 31, 2016. The change in non-performing loans during the six months ended June 30, 2017 was attributable to $12.3 million in resolutions and $3.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $8.8 million of loans that became non-performing.
During the six months ended June 30, 2017, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately $2.6 million consisted of residential loans and $0.8 million consisted of commercial real estate loans.
The customer-owed principal balances and carrying amounts as of June 30, 2017 and December 31, 2016 are set forth in the tables below:

(Dollars in thousands)	June 30, 2017
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Non-owner occupied commercial real estate	$1,389,351	$1,265,576	91.1%	$5,147	0.4%
Other commercial construction and land	775,220	384,581	49.6%	10,853	2.8%
Multifamily commercial real estate	163,131	147,365	90.3%	139	0.1%
1-4 family residential construction and land	213,990	153,761	71.9%	—	—%
Total commercial real estate	2,541,692	1,951,283	76.8%	16,139	0.8%
Owner occupied commercial real estate	1,398,608	1,287,811	92.1%	11,191	0.9%
Commercial and industrial loans	1,561,688	1,424,862	91.2%	16,880	1.2%
Total commercial	2,960,296	2,712,673	91.6%	28,071	1.0%
1-4 family residential	1,903,374	1,782,799	93.7%	12,803	0.7%
Home equity loans	558,087	489,497	87.7%	5,909	1.2%
Other consumer loans	428,075	395,807	92.5%	4,500	1.1%
Total consumer	2,889,536	2,668,103	92.3%	23,212	0.9%
Other	256,796	238,055	92.7%	799	0.3%
Total Loans	$8,648,320	$7,570,114	87.5%	$68,221	0.9%

(1)	The carrying amount represents a discount from the total gross customer balance of $1,078.2 million or 12.5%.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

(Dollars in thousands)	December 31, 2016
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Non-owner occupied commercial real estate	$1,257,156	$1,130,883	90.0%	$7,170	0.6%
Other commercial construction and land	735,457	327,622	44.5%	11,482	3.5%
Multifamily commercial real estate	133,578	117,515	88.0%	721	0.6%
1-4 family residential construction and land	199,232	140,030	70.3%	—	—%
Total commercial real estate	2,325,423	1,716,050	73.8%	19,373	1.1%
Owner occupied commercial real estate	1,437,417	1,321,405	91.9%	12,740	1.0%
Commercial and industrial loans	1,658,413	1,468,874	88.6%	17,099	1.2%
Total commercial	3,095,830	2,790,279	90.1%	29,839	1.1%
1-4 family residential	1,831,407	1,714,702	93.6%	15,367	0.9%
Home equity loans	583,204	507,759	87.1%	5,243	1.0%
Other consumer loans	508,326	448,972	88.3%	4,120	0.9%
Total consumer	2,922,937	2,671,433	91.4%	24,730	0.9%
Other	247,782	228,430	92.2%	1,174	0.5%
Total Loans	$8,591,972	$7,406,192	86.2%	$75,116	1.0%

(1)	The carrying amount represents a discount from the total gross customer balance of $1,185.8 million, or 13.8%.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At June 30, 2017, the allowance for loan and lease losses was $44.6 million, of which $24.0 million was associated with PCI loans and $20.6 million related to non-PCI loans. At June 30, 2017, the allowance for loan and lease losses represents 0.59% of our total $7.6 billion loan portfolio. At December 31, 2016, the allowance for loan and lease losses was $43.1 million, of which $23.0 million was associated with PCI loans and $20.1 million related to non-PCI loans. At December 31, 2016, the allowance for loan and lease losses represented 0.58% of our total $7.4 billion loan portfolio.
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
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and six months ended June 30, 2017 and 2016 by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	June 30, 2017			June 30, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,690	$23,201	$43,891	$20,784	$24,479	$45,263
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(1)	—	(1)
Other commercial construction and land	(7)	—	(7)	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(7)	—	(7)	(1)	—	(1)
Owner occupied commercial real estate	—	—	—	—	—	—
Commercial and industrial loans	(12)	—	(12)	(503)	—	(503)
Total commercial	(12)	—	(12)	(503)	—	(503)
1-4 family residential	—	—	—	—	—	—
Home equity loans	(117)	—	(117)	(113)	—	(113)
Other consumer loans	(1,873)	—	(1,873)	(1,211)	—	(1,211)
Total consumer	(1,990)	—	(1,990)	(1,324)	—	(1,324)
Other	(493)	—	(493)	(488)	—	(488)
Total charge-offs	(2,502)	—	(2,502)	(2,316)	—	(2,316)
Recoveries:
Non-owner occupied commercial real estate	3	—	3	3	—	3
Other commercial construction and land	114	—	114	6	—	6
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	2	—	2	2	—	2
Total commercial real estate	119	—	119	11	—	11
Owner occupied commercial real estate	35	—	35	—	—	—
Commercial and industrial loans	44	—	44	21	—	21
Total commercial	79	—	79	21	—	21
1-4 family residential	48	—	48	175	—	175
Home equity loans	76	—	76	102	—	102
Other consumer loans	445	—	445	196	—	196
Total consumer	569	—	569	473	—	473
Other	179	—	179	259	—	259
Total recoveries	946	—	946	764	—	764
Net charge-offs	(1,556)	—	(1,556)	(1,552)	—	(1,552)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(95)	103	8	(176)	542	366
Other commercial construction and land	(52)	(2,208)	(2,260)	186	(631)	(445)
Multifamily commercial real estate	13	9	22	(8)	(21)	(29)
1-4 family residential construction and land	(152)	—	(152)	45	(374)	(329)
Total commercial real estate	(286)	(2,096)	(2,382)	47	(484)	(437)
Owner occupied commercial real estate	(227)	30	(197)	(100)	(28)	(128)
Commercial and industrial loans	166	454	620	680	473	1,153
Total commercial	(61)	484	423	580	445	1,025
1-4 family residential	(173)	661	488	(185)	(400)	(585)
Home equity loans	(2)	161	159	71	(294)	(223)
Other consumer loans	1,688	1,552	3,240	1,183	(22)	1,161
Total consumer	1,513	2,374	3,887	1,069	(716)	353
Other	319	56	375	254	(23)	231
Total provision (reversal) for loan and lease losses	1,485	818	2,303	1,950	(778)	1,172
Allowance for loan and lease losses at the end of the period	$20,619	$24,019	$44,638	$21,182	$23,701	$44,883

	Six Months Ended
(Dollars in thousands)	June 30, 2017			June 30, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,050	$23,015	$43,065	$20,546	$24,488	$45,034
Charge-offs:
Non-owner occupied commercial real estate	—	—	—	(2)	—	(2)
Other commercial construction and land	(7)	—	(7)	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(7)	—	(7)	(2)	—	(2)
Owner occupied commercial real estate	(6)	—	(6)	(80)	—	(80)
Commercial and industrial loans	(252)	—	(252)	(504)	—	(504)
Total commercial	(258)	—	(258)	(584)	—	(584)
1-4 family residential	(2)	—	(2)	—	—	—
Home equity loans	(156)	—	(156)	(174)	—	(174)
Other consumer loans	(4,195)	—	(4,195)	(2,340)	—	(2,340)
Total consumer	(4,353)	—	(4,353)	(2,514)	—	(2,514)
Other	(1,067)	—	(1,067)	(1,040)	—	(1,040)
Total charge-offs	(5,685)	—	(5,685)	(4,140)	—	(4,140)
Recoveries:
Non-owner occupied commercial real estate	4	—	4	11	—	11
Other commercial construction and land	116	—	116	9	—	9
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	4	—	4	3	—	3
Total commercial real estate	124	—	124	23	—	23
Owner occupied commercial real estate	43	—	43	—	—	—
Commercial and industrial loans	70	—	70	59	—	59
Total commercial	113	—	113	59	—	59
1-4 family residential	50	—	50	180	—	180
Home equity loans	159	—	159	275	—	275
Other consumer loans	699	—	699	425	—	425
Total consumer	908	—	908	880	—	880
Other	418	—	418	480	—	480
Total recoveries	1,563	—	1,563	1,442	—	1,442
Net charge-offs	(4,122)	—	(4,122)	(2,698)	—	(2,698)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(66)	(675)	(741)	(227)	659	432
Other commercial construction and land	(202)	(1,084)	(1,286)	83	(254)	(171)
Multifamily commercial real estate	39	(17)	22	(22)	(11)	(33)
1-4 family residential construction and land	(79)	—	(79)	86	(406)	(320)
Total commercial real estate	(308)	(1,776)	(2,084)	(80)	(12)	(92)
Owner occupied commercial real estate	(81)	(29)	(110)	38	96	134
Commercial and industrial loans	(522)	765	243	986	632	1,618
Total commercial	(603)	736	133	1,024	728	1,752
1-4 family residential	(255)	435	180	(285)	(988)	(1,273)
Home equity loans	(15)	(5)	(20)	(84)	(509)	(593)
Other consumer loans	5,237	1,591	6,828	2,167	(15)	2,152
Total consumer	4,967	2,021	6,988	1,798	(1,512)	286
Other	635	23	658	592	9	601
Total provision (reversal) for loan and lease losses	4,691	1,004	5,695	3,334	(787)	2,547
Allowance for loan and lease losses at the end of the period	$20,619	$24,019	$44,638	$21,182	$23,701	$44,883

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017			December 31, 2016
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$1,048,972	$897	0.1%	$901,348	$959	0.1%
Other commercial construction and land	328,897	1,605	0.5%	255,734	1,698	0.7%
Multifamily commercial real estate	131,057	88	0.1%	96,802	49	0.1%
1-4 family residential construction and land	153,331	591	0.4%	139,647	666	0.5%
Total commercial real estate	1,662,257	3,181	0.2%	1,393,531	3,372	0.2%
Owner occupied commercial real estate	1,129,519	1,098	0.1%	1,141,939	1,142	0.1%
Commercial and industrial	1,351,511	5,826	0.4%	1,379,506	6,530	0.5%
Total commercial	2,481,030	6,924	0.3%	2,521,445	7,672	0.3%
1-4 family residential	1,589,313	2,050	0.1%	1,486,869	2,257	0.2%
Home equity loans	429,169	624	0.1%	440,976	636	0.1%
Other consumer loans	370,651	7,551	2.0%	418,557	5,810	1.4%
Total consumer	2,389,133	10,225	0.4%	2,346,402	8,703	0.4%
Other	210,562	289	0.1%	195,615	303	0.2%
Total loans	$6,742,982	$20,619	0.3%	$6,456,993	$20,050	0.3%

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

The following table summarizes criticized and classified loans at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017 (1)	December 31, 2016 (1)
Non-owner occupied commercial real estate	$25,811	$37,194
Other commercial construction and land	29,969	41,441
Multifamily commercial real estate	1,348	2,191
1-4 family residential construction and land	—	—
Total commercial real estate	57,128	80,826
Owner occupied commercial real estate	59,926	50,469
Commercial and industrial	37,244	54,473
Total commercial	97,170	104,942
1-4 family residential	24,398	31,069
Home equity loans	8,194	9,008
Other consumer loans	4,565	4,180
Total consumer	37,157	44,257
Other	1,738	2,152
Total loans	$193,193	$232,177

(1)	PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $39.0 million, or 33.6% annualized, during the six months ended June 30, 2017 as a result of $3.5 million in transfers to other real estate owned and $73.1 million of pay downs, charge offs and upgrades. Loan downgrades of $37.6 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of June 30, 2017, there were 157 loans individually evaluated for impairment and 90 deemed impaired with a related allowance for loan and lease losses of $674 thousand. At December 31, 2016, there were 137 loans individually evaluated for impairment and 83 deemed impaired with a related allowance for loan and lease losses of $274 thousand.
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

(Dollars in thousands)	June 30, 2017	December 31, 2016
	Total	Total
Total non-accrual loans	$13,821	$11,449
Accruing/accreting loans delinquent 90 days or more	10,289	15,906
Accreting PCI loans <90 days with expected cash flows less than contractual	44,111	47,761
Total non-performing loans	68,221	75,116
Repossessed personal property	254	163
Other real estate owned	41,364	53,482
Total non-performing assets	$109,839	$128,761
Allowance for loan and lease losses	$44,638	$43,065
Non-performing assets as a percent of total assets	1.09%	1.30%
Non-performing loans as a percent of total loans	0.90%	1.01%
Allowance for loan and lease losses as a percent of non-performing loans	65.43%	57.33%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans	0.31%	0.32%
At June 30, 2017 and December 31, 2016, loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 5. Loans in our Consolidated Financial Statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at June 30, 2017 declined by $18.9 million to $109.8 million compared to $128.8 million at December 31, 2016, which represents an annualized decline of 29.4%. The change in non-performing assets was attributable to the net decline in non-performing loans and other real estate owned of $6.9 million and $12.1 million, respectively. The net decline in non-performing loans was due to $12.3 million in resolutions and $3.4 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $8.8 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $15.1 million.
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
Trading securities related to our non-qualified deferred compensation program and CRA investment fund totaled $4.3 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively.
Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a low degree of credit and liquidity risk. The following tables set forth our investment securities as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$59,947	$63,621	5.6%	3.33%	9.01
State and political subdivisions—tax exempt	11,864	11,377	1.0%	1.88%	10.98
Mortgage-backed securities—residential issued by government sponsored entities	1,077,733	1,067,577	93.1%	2.28%	4.98
Industrial revenue bonds	3,069	3,137	0.3%	2.45%	3.76
Total	$1,152,613	$1,145,712	100.0%	2.33%	5.28
Held-to-Maturity
U.S. Government agencies	$10,292	$10,406	2.4%	2.81%	4.93
Corporate bonds	94,006	94,047	21.8%	5.05%	3.83
State and political subdivisions—tax exempt	8,190	8,847	2.1%	3.59%	4.17
State and political subdivisions—taxable	516	528	0.1%	3.97%	1.75
Mortgage-backed securities—residential issued by government sponsored entities	317,407	317,441	73.6%	2.38%	3.91
Total	$430,411	$431,269	100.0%	3.00%	3.92

(Dollars in thousands)	December 31, 2016
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$28,354	$28,953	3.2%	3.20%	9.56
State and political subdivisions - tax exempt	11,871	11,077	1.2%	1.88%	11.35
Mortgage-backed securities—residential issued by government sponsored entities	883,802	868,922	95.2%	2.19%	4.95
Industrial revenue bonds	3,239	3,298	0.4%	2.15%	4.12
Total	$927,266	$912,250	100.0%	2.22%	5.20
Held-to-Maturity
U.S. Government agencies	$11,234	$11,311	2.5%	2.81%	5.02
Corporate bonds	94,010	91,988	20.0%	5.05%	3.80
State and political subdivisions—tax exempt	8,069	8,458	1.8%	3.58%	4.66
State and political subdivisions—taxable	520	533	0.1%	3.96%	2.20
Mortgage-backed securities—residential issued by government sponsored entities	350,126	348,621	75.6%	2.33%	3.64
Total	$463,959	$460,911	100.0%	2.92%	3.73

Contractual maturities of investment securities at June 30, 2017 and December 31, 2016 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
June 30, 2017	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$47,853	3.33%	$15,768	3.32%	$—	—%	$63,621	3.33%
State and political subdivisions—tax exempt	—	—%	—	—%	1,487	1.60%	9,890	1.92%	—	—%	11,377	1.88%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	1,067,577	2.28%	1,067,577	2.28%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,137	2.45%	—	—%	3,137	2.45%
Total	$—	—%	$—	—%	$49,340	3.28%	$28,795	2.71%	$1,067,577	2.28%	$1,145,712	2.33%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$10,292	2.81%	$—	—%	$10,292	2.81%
Corporate bonds	—	—%	55,034	5.03%	38,972	5.08%	—	—%	—	—%	94,006	5.05%
State and political subdivisions—tax exempt	696	1.72%	4,742	3.34%	2,752	4.50%	—	—%	—	—%	8,190	3.59%
State and political subdivisions—taxable	—	—%	—	—%	516	3.97%	—	—%	—	—%	516	3.97%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	317,407	2.38%	317,407	2.38%
Total	$696	1.72%	$59,776	4.90%	$42,240	5.03%	$10,292	2.81%	$317,407	2.38%	$430,411	3.00%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$28,953	3.20%	$—	—%	$28,953	3.20%
State and political subdivisions - tax exempt	—	—%	—	—%	946	1.60%	10,131	1.91%	—	—%	$11,077	1.88%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	868,922	2.19%	868,922	2.19%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,298	2.15%	—	—%	3,298	2.15%
Total	$—	—%	$—	—%	$946	1.60%	$42,382	2.79%	$868,922	2.19%	$912,250	2.22%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$11,234	2.81%	$—	—%	$11,234	2.81%
Corporate bonds	—	—%	30,042	5.06%	43,968	4.95%	20,000	5.25%	—	—%	94,010	5.05%
State and political subdivisions—tax exempt	—	—%	4,878	3.18%	3,191	4.20%	—	—%	—	—%	8,069	3.58%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	520	3.96%	—	—%	520	3.96%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	350,126	2.33%	350,126	2.33%
Total	$—	—%	$34,920	4.80%	$47,159	4.90%	$31,754	4.37%	$350,126	2.33%	$463,959	2.92%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at June 30, 2017 or December 31, 2016.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of June 30, 2017, our core deposits, which we define as demand deposits, savings and money market accounts, excluding brokered, increased by $38.0 million as compared to December 31, 2016. The increase was mainly the result of the Company's continued focus on growing low-cost core deposits. The average contractual rate on core deposits increased to 0.23% at June 30, 2017, from 0.20% at December 31, 2016.
Time deposit balances increased by $81.1 million during the six months ended June 30, 2017. At June 30, 2017, our wholesale time deposits increased by $20.3 million, while retail time deposits increased by $60.9 million as compared to December 31, 2016. The average contractual rate on time deposits increased to 1.02% from 0.93% at December 31, 2016. The weighted average contractual rate of deposits increased to 0.47% from 0.41% for the periods ended June 30, 2017 and December 31, 2016, respectively.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017			December 31, 2016			Sequential Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest bearing demand	$1,662,416	20.6%	—%	$1,590,164	20.2%	—%	$72,252	4.5%
Interest bearing demand	1,884,674	23.3%	0.28%	1,930,143	24.5%	0.24%	(45,469)	(2.4)%
Savings	480,590	6.0%	0.18%	497,171	6.3%	0.18%	(16,581)	(3.3)%
Money market	1,678,842	20.8%	0.41%	1,651,023	21.0%	0.35%	27,819	1.7%
Total core deposits	5,706,522	70.7%	0.23%	5,668,501	72.0%	0.20%	38,021	0.7%
Brokered money market	150,047	1.9%	1.35%	74,815	0.9%	0.89%	75,232	100.6%
Customer time deposits	1,937,997	24.0%	0.98%	1,877,132	23.8%	0.90%	60,865	3.2%
Wholesale time deposits	280,447	3.4%	1.29%	260,180	3.3%	1.17%	20,267	7.8%
Total time deposits	2,218,444	27.4%	1.02%	2,137,312	27.1%	0.93%	81,132	3.8%
Total deposits	$8,075,013	100.0%	0.47%	$7,880,628	100.0%	0.41%	$194,385	2.5%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	June 30, 2017		December 31, 2016
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand	$1,655,233	—%	$1,508,496	—%
Interest bearing
Interest bearing demand	1,914,622	0.26%	1,748,269	0.21%
Savings	488,123	0.18%	471,466	0.18%
Money market	1,787,200	0.44%	1,601,167	0.37%
Time deposits (1)	2,152,086	0.89%	2,049,066	0.88%
Total deposits	$7,997,264	0.41%	$7,378,464	0.39%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by maturity and deposit amount:

(Dollars in thousands)	June 30, 2017
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of Less than $100K	Total
Three or less	$277,464	$137,842	$415,306
Over three to six	190,308	99,991	290,299
Over six to twelve	306,670	209,567	516,237
Over twelve	592,918	403,684	996,602
Total time deposits	$1,367,360	$851,084	$2,218,444

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
We calculate tangible book value, and tangible book value per share, which are non-GAAP measures because we believe they are useful for both investors and management as these are measures commonly used by financial institutions, regulators and investors to measure the capital adequacy of financial institutions. Tangible book value is equal to book value, or stockholders' equity, less goodwill and other intangible assets tax effected.
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars and shares in thousands, except per share amounts)
	June 30, 2017	December 31, 2016
Total shareholders’ equity	$1,332,084	$1,292,047
Less: goodwill	(234,158)	(235,500)
Less: intangible assets	(29,750)	(33,370)
Tax effect on intangible assets (1)	11,159	12,694
Tangible book value	$1,079,335	$1,035,871
Common shares outstanding	51,991	51,765
Book value per share	$25.62	$24.96
Tangible book value per share	$20.76	$20.01

(1)	Tax effected at a blended income tax rate of 38%.
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of June 30, 2017, we had a Tier 1 leverage ratio of 11.8%, which provided us with $368.4 million in excess capital relative to our longer-term target of 8%. As of June 30, 2017, Capital Bank Corporation had a 10.7% Tier 1 leverage ratio, a 12.5% Tier 1 common capital ratio, a 12.5% Tier 1 risk-based ratio and a 13.1% Total risk-based capital ratio.
As of December 31, 2016, we had a Tier 1 leverage ratio of 12.2%, which provided us with $380.7 million in excess capital relative our longer-term planning target of 8%. As of December 31, 2016, Capital Bank Corporation had a 11.2% Tier 1 leverage ratio, a 12.4% Tier I common capital ratio, a 12.4% Tier 1 risk-based ratio and an 12.9% total risk-based capital ratio.

The minimum ratios along with the actual ratios for us and Capital Bank Corporation as of June 30, 2017 and December 31, 2016 are presented in the following tables:

			Actual
June 30, 2017	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2017	December 31, 2016
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	11.8%	12.2%
Bank	≥ 5.0%	≥ 4.0%	10.7%	11.2%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	12.5%	12.4%
Bank	≥ 6.5%	≥ 4.5%	12.5%	12.4%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	13.7%	13.5%
Bank	≥ 8.0%	≥ 6.0%	12.5%	12.4%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	14.3%	14.0%
Bank	≥ 10.0%	≥ 8.0%	13.1%	12.9%

	Actual
(Dollars in thousands)	June 30, 2017	December 31, 2016
CBF Consolidated
Tier 1 Leverage Capital	$1,150,427	$1,101,743
Excess Tier 1 Leverage Capital:
vs. 8% target	368,409	380,718
Capital Bank Corporation
Tier 1 Leverage Capital	1,046,843	1,010,409
Excess Tier 1 Leverage Capital:
vs. 8% target	266,897	290,399
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of June 30, 2017, our capital buffer would be 6.3%; well exceeding the 2.5% 2019 requirement.
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
Dividend Program
On July 20, 2017, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on August 21, 2017 to shareholders of record as of August 7, 2017.
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
As of June 30, 2017 and December 31, 2016, cash and liquid securities totaled 17.2% and 17.0% of assets, respectively, providing ample liquidity to support our existing bank franchise. As of June 30, 2017 and December 31, 2016, the ratio of wholesale to total funding was 14.3%, and 14.3%, respectively, which is below our policy limit of 25%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At June 30, 2017 and December 31, 2016, there were $470.6 million and $545.7 million, respectively, in FHLB advances outstanding. In addition, we had $15.3 million and $15.4 million in letters of credit outstanding as of June 30, 2017 and December 31, 2016, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $482.6 million and $415.9 million, respectively.
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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At June 30, 2017, approximately 53% of the loan portfolio was variable rate and of the remaining fixed rate loans, the vast majority had terms of less than five years. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At June 30, 2017, securities accounted for 16% of assets, and the effective duration of the portfolio was 3.6 years with limited extension risk to 4.3 years in a plus 300 basis point immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At June 30, 2017, core deposits accounted for 71% of total deposits, and checking balances accounted for 62% of core deposits.
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
If a predefined immediate parallel rate shock cannot be modeled due to the low level of interest rates, a proportional rate shock and policy limit applies and all other declining rate shocks will be suspended until such scenarios can be modeled. Because of the current low level of interest rates, the minus 200 and minus 300 rate shocks have been suspended. In addition to monitoring our compliance with these policies, management undertakes additional analysis, considering a wide range of possible interest rate fluctuations, including changes in the shape of the yield curve, and assessing the sensitivity of these results to key assumptions, including the behavior of depositors and loan customers.
Based upon the current interest rate environment, as of June 30, 2017, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$19,875	5.9%	$90,442	6.0%
200	14,455	4.3%	84,536	5.6%
100	7,838	2.3%	58,993	3.9%
—	—	—%	—	—%
(100)	(14,341)	(4.3)%	(115,128)	(7.6)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of new loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps and cash flow hedges. As of June 30, 2017, we were in compliance with all of the limits and policies established by our Board of Directors in predefined plus rate shocks and remained temporarily out of compliance in the minus 100 basis point rate shocks primarily due to the low level of interest rates. We continuously evaluate all balance sheet strategies to optimize the Company’s interest rate risk position and will take prudent actions to maintain an appropriate interest rate risk position based on the level of interest rates and the policies established by our Board of Directors.

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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
From time to time we are party to various litigation matters incidental to the conduct of our business. On July 14, 2017, a case captioned Robert Garfield v. First Horizon National Corporation, et al., Index No.CH-17-1022 (the “Garfield Action”), was filed on behalf of a putative class of First Horizon shareholders against First Horizon, its directors, and Capital Bank Financial Corp. in the Chancery Court of Shelby County, Tennessee, Thirtieth Judicial District, in connection with the merger. The complaint alleges, among other things, that the First Horizon director defendants breached their fiduciary duties by approving the merger, that Capital Bank Financial Corp. aided and abetted such breaches, and that First Horizon, its directors and Capital Bank Financial Corp. failed to disclose material information in connection with the merger. The complaint seeks, among other things, an order enjoining the merger, as well as other equitable relief and/or money damages, interest, costs, fees (including attorneys’ fees) and expenses. We believe that these claims are without merit.
On July 17, 2017, a case captioned Stephen Bushansky v. Capital Bank Financial Corp., et al., Case No. 3:17-cv-00422 (W.D.N.C.) (the “Bushansky Action”), was filed on behalf of a putative class of Capital Bank Financial Corp. shareholders against Capital Bank Financial Corp. and its directors in the United States District Court for the Western District of North Carolina in connection with the merger. The complaint alleges, among other things, that certain defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by issuing a Registration/Joint Proxy Statement that, plaintiff alleges, is materially incomplete and misleading. On July 19, 2017, a case captioned Paul Parshall v. Capital Bank Financial Corp., et al., Case No. 3:17-cv-00428 (the “Parshall Action”) was filed in the United States District Court for the Western District of North Carolina on behalf of a putative class of Capital Bank Financial Corp. shareholders against Capital Bank Financial Corp., its directors, and First Horizon Corporation. On July 25, 2017, a case captioned Catherine McNamara vs. Capital Bank Financial Corp., et al., Case No. 3:17-CV-00439 (W.D.N.C.) (the “McNamara Action”) was filed on behalf of a putative class of Capital Bank Financial Corp. shareholders against Capital Bank Financial Corp. and its directors in the United States District Court for the Western District of North Carolina and its directors. The complaints in the Parshall Action and the McNamara Action, like the complaint in the Bushansky Action, alleges, among other things, that certain defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by issuing a Registration/Joint Proxy Statement that, plaintiffs allege, is materially incomplete and misleading. The Bushansky, Parshall and McNamara Actions seek, among other things, an order enjoining the merger, as well as other equitable relief and/or money damages, interest, costs, fees (including attorneys’ fees) and expenses. We believe that the claims are without merit.

On April 1, 2016, the parties to the Consolidated WDNC Action filed with the Court a memorandum of understanding in which the parties agreed on the terms of a settlement of those lawsuits. In connection with the settlement, CommunityOne made certain supplemental disclosures related to the merger on April 6, 2016. Following the completion of confirmatory discovery, the parties to the Consolidated WDNC Action entered into a stipulation of settlement dated January 31, 2017. The stipulation of settlement in the Consolidated WDNC Action was submitted to the court for preliminary approval on February 17, 2017. On May 11, 2017, the Court entered an order which, among other things, preliminarily approved the proposed settlement, conditionally certified a settlement class, ordered that notice be mailed to the settlement class, and scheduled a settlement hearing to consider the fairness, reasonableness, and adequacy of the proposed settlement. If the proposed settlement is finally approved by the court, the settlement will resolve and release all claims in the Consolidated WDNC Action that were or could have been brought challenging any aspect of the proposed merger or the merger agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the proposed settlement, the parties contemplate that plaintiffs’ counsel will seek awards of attorneys’ fees and expenses. Capital Bank Financial will pay or cause to be paid those attorneys’ fees and expenses awarded by the court. There can be no assurance that the courts will approve the proposed settlement.

ITEM 1A: RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSERT
RAPIMAG
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Board Program
April 1-30	—	$—	—	$87,616,326
May 1-31	—	—	—	87,616,326
June 1-30	—	—	—	87,616,326
Total	—	$—	—	$87,616,326
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
During the three months ended June 30, 2017, the Company did not repurchase shares.
As of June 30, 2017, the Company has repurchased a total of $312.4 million or 12,739,763 common shares at an average price of $24.52 per share, and had $87.6 million remaining under the current board authorized stock repurchase program.
ITEM 3: DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 3, 2017, by and among First Horizon National Corporation, Capital Bank Financial Corp., and Firestone Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 5, 2017)

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

CAPITAL BANK FINANCIAL CORP.

Date:	August 8, 2017	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	August 8, 2017	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)