Form 10-Q
period 2017-09-30
Capital Bank Financial Corp.
filed 2017-11-07
CIK 1479750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
FORM 10-Q
______________________________________
  (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

Class A Voting Common Stock, $0.01 Par Value	41,616,875
Class B Non-Voting Common Stock, $0.01 Par Value	10,430,006
Class	Outstanding as of November 1, 2017

CAPITAL BANK FINANCIAL CORP.
FORM 10-Q
For the quarter ended September 30, 2017

Capital Bank Financial Corp.
Consolidated Balance Sheets
(Unaudited)

(Dollars and shares in thousands, except per share data)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$97,147	$107,707
Interest-bearing deposits in other banks	86,982	201,348
Total cash and cash equivalents	184,129	309,055
Trading securities	4,458	3,791
Investment securities available-for-sale at fair value (amortized cost $1,161,024 and $927,266, respectively)	1,155,694	912,250
Investment securities held-to-maturity at amortized cost (fair value $415,238 and $460,911, respectively)	412,051	463,959
Loans held for sale	3,060	12,874
Loans, net of deferred loan costs and fees	7,609,540	7,393,318
Less: Allowance for loan and lease losses	45,428	43,065
Loans, net	7,564,112	7,350,253
Other real estate owned	44,416	53,482
Premises and equipment held for sale	17,378	2,599
Premises and equipment, net	183,734	205,425
Goodwill	231,292	235,500
Intangible assets, net	27,938	33,370
Deferred income tax asset, net	113,073	150,272
Bank owned life insurance	100,611	99,702
Other assets	98,039	98,125
Total Assets	$10,139,985	$9,930,657
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$1,631,526	$1,590,164
Interest bearing demand	1,846,172	1,930,143
Money market	1,885,180	1,725,838
Savings	471,931	497,171
Time deposits	2,286,815	2,137,312
Total deposits	8,121,624	7,880,628
Federal Home Loan Bank advances	440,549	545,701
Short-term borrowings	34,802	19,157
Long-term borrowings	118,929	116,456
Accrued expenses and other liabilities	69,462	76,668
Total liabilities	8,785,366	8,638,610

Commitments and contingencies

Shareholders’ equity
Preferred stock $0.01 par value: 50,000 shares authorized, 0 shares issued	—	—
Common stock-Class A $0.01 par value: 200,000 shares authorized, 50,632 issued and 39,366 outstanding, and 46,178 issued and 34,911 outstanding, respectively.	506	462
Common stock-Class B $0.01 par value: 200,000 shares authorized, 14,435 issued and 12,661 outstanding, and 18,627 issued and 16,854 outstanding, respectively.	144	186
Additional paid in capital	1,373,227	1,368,459
Retained earnings	299,432	247,758
Accumulated other comprehensive loss	(6,306)	(12,434)
Treasury stock, at cost, 13,040 and 13,040 shares, respectively	(312,384)	(312,384)
Total shareholders’ equity	1,354,619	1,292,047
Total Liabilities and Shareholders’ Equity	$10,139,985	$9,930,657

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Income
(Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest and dividend income
Loans, including fees	$89,527	$63,662	$258,663	$188,944
Investment securities:
Taxable interest income	9,451	6,732	29,272	19,433
Tax-exempt interest income	158	118	467	359
Dividends	10	11	32	36
Interest-bearing deposits in other banks	198	69	388	227
Other earning assets	367	337	1,112	981
Total interest and dividend income	99,711	70,929	289,934	209,980
Interest expense
Deposits	9,862	6,082	25,743	18,147
Long-term borrowings	2,476	1,586	7,140	4,644
Federal Home Loan Bank advances	1,405	620	3,656	1,637
Other borrowings	52	14	121	43
Total interest expense	13,795	8,302	36,660	24,471
Net interest income	85,916	62,627	253,274	185,509
Provision for loan and lease losses	3,042	586	8,737	3,133
Net interest income after provision for loan and lease losses	82,874	62,041	244,537	182,376
Non-interest income
Service charges on deposit accounts	5,311	4,777	15,923	14,074
Debit card income	4,822	3,389	14,638	9,710
Fees on mortgage loans originated and sold	931	1,334	3,329	3,445
Investment advisory and trust fees	537	290	1,774	1,242
Termination of loss share agreements	—	—	—	(9,178)
Investment securities gains, net	98	71	235	228
Other income	3,074	2,509	10,726	7,337
Total non-interest income	14,773	12,370	46,625	26,858
Non-interest expense
Salaries and employee benefits	26,708	20,935	83,536	63,236
Stock-based compensation expense	1,441	790	3,305	1,574
Net occupancy and equipment expense	8,894	7,340	26,712	22,398
Computer services	3,794	3,153	11,947	10,002
Software expense	2,524	1,948	7,759	5,984
Telecommunication expense	1,968	1,790	6,331	4,880
OREO valuation expense	249	742	758	2,328
Net losses (gains) on sales of OREO	1	(159)	(511)	(1,251)
Foreclosed asset related expense	487	397	1,227	1,081
Loan workout expense	281	206	763	521
Conversion and merger related expense, net	591	394	4,609	3,317
Professional fees	2,071	1,642	5,967	4,607
Legal settlement expense	—	1,500	45	1,500
Regulatory assessments	1,020	841	2,884	3,375
Restructuring charges, net	595	(113)	5,485	34
Other expense	6,360	6,124	19,855	15,418
Total non-interest expense	56,984	47,530	180,672	139,004
Income before income taxes	40,663	26,881	110,490	70,230
Income tax expense	14,905	8,370	40,043	24,418
Net income	$25,758	$18,511	$70,447	$45,812

Earnings per share:
Basic	$0.50	$0.43	$1.36	$1.06
Diluted	$0.48	$0.42	$1.32	$1.04

Weighted average shares outstanding:
Basic	51,705	43,028	51,674	43,033
Diluted	53,226	44,118	53,204	44,068

The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income	$25,758	$18,511	$70,447	$45,812
Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) on investment securities available-for-sale	1,571	(141)	9,685	16,474
Reclassification adjustment for gains realized in net income on securities available-for-sale	—	—	—	(92)
Reclassification adjustment for losses amortized in net income on securities transferred from available-for-sale to held-to-maturity	304	363	906	1,052
Unrealized holding gains (losses) on cash flow hedges	(82)	(1,336)	117	6,345
Reclassification adjustments for net gains included in net income on cash flow hedges	(171)	(613)	(901)	(1,891)
Other comprehensive income (loss) before tax:	1,622	(1,727)	9,807	21,888
Tax effect	(608)	(95)	(3,679)	(9,071)
Other comprehensive income (loss), net of tax:	1,014	(1,822)	6,128	12,817
Comprehensive income	$26,772	$16,689	$76,575	$58,629
The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars and shares in thousands)
	Shares Common Stock Class A Outstanding	Class A Stock	Shares Common Stock Class B Outstanding	Class B Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2016	34,911	$462	16,854	$186	$1,368,459	$247,758	$(12,434)	$(312,384)	$1,292,047
Net income	—	—	—	—	—	70,447	—	—	70,447
Dividends paid ($0.36 per share)	—	—	—	—	—	(18,773)	—	—	(18,773)
Other comprehensive income, net of tax expense of $3,679	—	—	—	—	—	—	6,128	—	6,128
Stock-based compensation	—	—	—	—	3,392	—	—	—	3,392
Restricted stock grants	175	2	—	—	(2)	—	—	—	—
Restricted stock cancelled	(26)	—	—	—	(909)	—	—	—	(909)
Nonqualified stock option exercise	113	—	—	—	2,287	—	—	—	2,287
Conversion of shares	4,193	42	(4,193)	(42)	—	—	—	—	—
Balance, September 30, 2017	39,366	$506	12,661	$144	$1,373,227	$299,432	$(6,306)	$(312,384)	$1,354,619

Balance, December 31, 2015	26,589	$370	16,554	$183	$1,076,415	$208,742	$(5,196)	$(294,249)	$986,265
Net income	—	—	—	—	—	45,812	—	—	45,812
Dividends paid ($0.20 per share)	—	—	—	—	—	(12,918)	—	—	(12,918)
Other comprehensive income, net of tax expense of $9,071	—	—	—	—	—	—	12,817	—	12,817
Stock-based compensation	—	—	—	—	1,626	—	—	—	1,626
Restricted stock grants	209	3	—	—	(3)	—	—	—	—
Nonqualified stock option exercise	36	—	—	—	648	—	—	—	648
Restricted stock cancelled	(5)	—	—	—	(19)	—	—	—	(19)
Purchase of treasury stock	(148)	—	—	—	—	—	—	(4,390)	(4,390)
Conversion of shares	(300)	—	300	3	(3)	—	—	—	—
Balance, September 30, 2016	26,381	$373	16,854	$186	$1,078,664	$241,636	$7,621	$(298,639)	$1,029,841
The accompanying notes are an integral part of these consolidated financial statements.

Capital Bank Financial Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net income	$70,447	$45,812
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchased credit impaired loans	(56,831)	(59,636)
Depreciation and amortization	17,435	12,300
Impairment of premises and equipment	2,471	—
Provision for loan and lease losses	8,737	3,133
Deferred income tax	37,001	15,828
Net amortization of investment securities premium/discount	3,965	3,386
Net realized gains on investment securities	(235)	(228)
Stock-based compensation expense	3,391	1,626
Net gains on sales of OREO	(511)	(1,251)
OREO valuation expense	758	2,328
Other	(138)	13
Net deferred loan origination fees	806	1,017
Mortgage loans originated for sale	(97,690)	(111,289)
Proceeds from sales of mortgage loans originated for sale	110,833	117,141
Origination of mortgage servicing rights	(223)	—
Fees on mortgage loans originated and sold	(3,329)	(3,445)
Termination of loss share agreements	—	9,178
Gains on sales/disposals of premises and equipment	(303)	(28)
Net proceeds from FDIC loss share agreements	—	(186)
Change in other assets	(2,921)	(6,511)
Change in accrued expenses and other liabilities	(7,722)	8,369
Net cash provided by operating activities	85,941	37,557
Cash flows from investing activities
Purchases of investment securities available-for-sale	(359,231)	(156,551)
Purchases of investment securities held-to-maturity	—	(48,600)
Proceeds from sale of investment securities available-for-sale	—	90,646
Repayments of principal and maturities of investment securities available-for-sale	122,441	63,232
Repayments of principal and maturities of investment securities held-to-maturity	51,447	55,689
Net sales (purchases) of FHLB and FRB stock	4,384	(5,440)
Net increase in loans	(192,685)	(257,132)
Proceeds paid to FDIC for settlement of loss share agreements	—	(3,029)
Proceeds from the sale of loans	14,500	—
Purchases of premises and equipment	(9,511)	(7,353)
Proceeds from sales of premises and equipment	1,502	3,127
Proceeds from sales of OREO	22,192	13,227
Net cash used in investing activities	(344,961)	(252,184)
Cash flows from financing activities
Net increase in demand, money market and savings accounts	91,493	251,581
Net increase (decrease) in time deposits	149,503	(78,534)
Net increase in short-term borrowings	15,645	3,018
Proceeds from short-term FHLB advances	1,362,000	1,420,000
Repayment of short-term FHLB advances	(1,517,000)	(1,480,000)
Proceeds from long-term FHLB advances	75,000	175,000
Repayment of long-term FHLB advances	(25,152)	(148)
Proceeds from exercise of stock options	2,287	648
Restricted stock cancelled	(909)	(19)
Dividends paid	(18,773)	(12,918)
Purchases of treasury stock	—	(4,390)
Net cash provided by financing activities	134,094	274,238
Net (decrease) increase in cash and cash equivalents	(124,926)	59,611
Cash and cash equivalents at beginning of period	309,055	144,696
Cash and cash equivalents at end of period	$184,129	$204,307

Supplemental disclosures of cash:
Interest paid	$33,763	$23,969
Cash collections of contractual interest on purchased credit impaired loans	29,968	33,203
Income taxes paid	5,020	13,084
Supplemental disclosures of non-cash transactions:
OREO acquired through loan transfers	$13,373	$5,944
Transfers of other assets to OREO	—	1,590
Fixed Assets transfered to held for sale	18,084	87,091
The accompanying notes are an integral part of these consolidated financial statements.

1. Basis of Presentation
Nature of Operations and Principles of Consolidation
Capital Bank Financial Corp. (“CBF” or the “Company”; formerly known as North American Financial Holdings, Inc.) is a bank holding company incorporated in late 2009 in Delaware and headquartered in North Carolina whose business is conducted primarily through Capital Bank Corporation (“Capital Bank Corporation” or the “Bank”). The Company was incorporated with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. CBF has raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of its common stock. Since inception, CBF has acquired eight depository institutions, including the assets and certain deposits from failed banks. CBF has a total of 178 full service banking offices located in Florida, North and South Carolina, Tennessee and Virginia. During the nine months ended September 30, 2017, the Company closed and consolidated 18 branches related to cost savings initiatives and the merger of CommunityOne. As such, the Company transferred $18.1 million from fixed assets to bank properties held for sale during the nine months ended September 30, 2017.
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
Proposed merger with First Horizon National Corporation
On May 4, 2017, Capital Bank Financial Corp. issued a press release announcing the execution of an agreement and plan of merger with First Horizon National Corporation (the “First Horizon”) dated May 3, 2017, with First Horizon as the surviving corporation. Subject to terms and conditions of the Merger Agreement, each holder of Capital Bank common stock will be entitled to receive cash or stock with a value equivalent to 1.750 First Horizon shares and $7.90 in cash for each Capital Bank share held, subject to the election allocation and proration provisions of the merger agreement. The transaction has received shareholder approval as well as approval from the Federal Reserve, OCC, and North Carolina Office of the Commissioner of Banks, and remains subject to other customary closing conditions.
Hurricane Irma
On September 10, 2017, Hurricane Irma struck the south coast of Florida, temporarily disrupting our branch network. However within a matter of days, all but two of our offices were back open and assisting customers, while the remaining two offices will open during the fourth quarter. The Company incurred property costs associated with Hurricane Irma of approximately $0.2 million, which are reflected in third quarter results. The Company has also reviewed its lending and deposit portfolio and determined no impairment was indicated at this time as a result of Hurricane Irma. In working with its borrowers and depositors affected by this hurricane, the Company has entered into temporary payment deferral agreements of 90 days or less on loans covering $78.6 million of outstanding principle. Each of these loans were assessed individually and were determined to not be a troubled debt restructuring. The review process is on-going and we will continue to monitor the impact on our loan portfolio.
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
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvement Activities”. The purpose of the amendments in this update is to better align an entity’s risk management activities and financial reporting for hedging relationships by changing both the designation and measurement guidance for hedging relationships qualification and hedge results presentation. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instrument and the hedged items in the financial statements. Further, the amendments in this update make certain improvements specifically targeted for simplifying hedge accounting application as well as hedge documentation requirements and assessment of hedge effectiveness. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
In March 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, "Compensation—Stock Compensation (Topic 718)". The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.
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
In March 2016, the FASB issued ASU 2016-9, "Compensation—Stock compensation (Topic 718)". Improvements to employee share-based payment accounting" which objective is the simplification through the identification, evaluation, and improvement of areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. We early adopted ASU 2016-09 during the fourth quarter of 2016 and prior periods were modified retrospectively. The adoption did not have a material impact on the Company's consolidated financial statements. The impact resulted in, among other items, a $0.1 million increase to net income for the nine months ended September 30, 2016. The Company reflected these adjustments in our disclosures including the consolidated financial statements, earnings per common share, business combination and acquisitions, stock-based compensation, and income taxes.
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

(Shares in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted average number of shares outstanding:
Basic	51,705	43,028	51,674	43,033
Dilutive effect of options outstanding	1,447	1,057	1,473	1,032
Dilutive effect of unvested restricted shares	74	33	57	3
Diluted	53,226	44,118	53,204	44,068
The dilutive effect of stock options and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.
Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

(Shares in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Anti-dilutive stock options	—	37	—	34
Anti-dilutive unvested restricted shares	—	1	—	166

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
The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value, with any excess of purchase consideration over the net assets being reported as goodwill. As the fair value of consideration paid exceeded the estimated fair value of net assets acquired, nondeductible goodwill of $100.6 million was recorded. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available. During the nine months ended September 30, 2017, the Company adjusted the acquisition date balance sheet to reflect (1) a $1.9 million increase in loans due to recoveries on fully charged off loans; (2) a $0.9 million decrease in Premises and

Equipment due to updated appraisals on several properties; (3) a $3.3 million increase in the deferred tax asset; and (4) a $4.3 million decrease in Goodwill caused by the net effect of these adjustments. These adjustments are reflected in the table below.
The following table summarizes the Company's investment and CommunityOne's opening balance sheet as of October 26, 2016 adjusted to their preliminary fair value:

(Dollars in thousands)
Fair value of assets acquired:	October 26, 2016
Cash and cash equivalents	$58,308
Investment securities	488,814
Loans	1,499,270
Premises and equipment	45,873
Goodwill	100,576
Other intangible assets	22,518
Deferred tax asset	62,967
Other assets	82,716
Total assets acquired	2,361,042

Fair value of liabilities assumed:
Deposits	1,892,443
Long term debt and other borrowings	105,720
Other liabilities	22,345
Total liabilities assumed	2,020,508
Net assets acquired	$340,534
The following table summarizes the fair value of loans, the total contractual principal and interest payments, and management's estimate of expected total cash payments of purchase credit impaired loans:

(Dollars in thousands)	Fair Value of Acquired Loans	Gross Contractual Amounts Receivable	Best Estimate of Contractual Cash Flows not to be Collected
Loans acquired subject to ASC 310-30	$130,247	$183,852	$34,219
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
Pro-forma financial information
Pro-forma data for the nine months ended and September 30, 2016 listed in the table below presents pro-forma information as if the CommunityOne acquisition occurred at the beginning of 2016. The results include $3.9 million of transaction and integration expense incurred during the nine months ended September 30, 2016. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

(Dollars and shares in thousands, except per share data)	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Net interest income	$79,598	$236,503
Net income	$19,881	$53,839
Basic earnings per share	$0.39	$1.04
Diluted earnings per share	$0.38	$1.02

4. Investment Securities
Trading securities totaled $4.5 million and $3.8 million at September 30, 2017 and December 31, 2016, respectively.
The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2017 and December 31, 2016, are presented below:

(Dollars in thousands)	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$60,161	$3,847	$—	$64,008
State and political subdivisions—tax exempt	11,859	—	367	11,492
Mortgage-backed securities—residential issued by government sponsored entities	1,085,935	2,475	11,358	1,077,052
Industrial revenue bonds	3,069	73	—	3,142
Total	$1,161,024	$6,395	$11,725	$1,155,694
Held-to-Maturity
U.S. Government agencies	$9,738	$161	$—	$9,899
Corporate bonds	94,004	1,894	262	95,636
State and political subdivisions—tax exempt	8,252	616	—	8,868
State and political subdivisions—taxable	513	11	—	524
Mortgage-backed securities—residential issued by government sponsored entities	299,544	2,065	1,298	300,311
Total	$412,051	$4,747	$1,560	$415,238

(Dollars in thousands)	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-Sale
Corporate bonds	$28,354	$786	$187	$28,953
State and political subdivisions—tax exempt	11,871	—	794	11,077
Mortgage-backed securities—residential issued by government sponsored entities	883,802	1,644	16,524	868,922
Industrial revenue bonds	3,239	59	—	3,298
Total	$927,266	$2,489	$17,505	$912,250
Held-to-Maturity
U.S. Government agencies	$11,234	$77	$—	$11,311
Corporate bonds	94,010	279	2,301	91,988
State and political subdivisions—tax exempt	8,069	389	—	8,458
State and political subdivisions—taxable	520	13	—	533
Mortgage-backed securities—residential issued by government sponsored entities	350,126	1,081	2,586	348,621
Total	$463,959	$1,839	$4,887	$460,911

There were no sales of securities during the three and nine months ended September 30, 2017. There were no sales of securities during the three months ended September 30, 2016. Proceeds from sales of securities were $90.6 million for the nine months ended September 30, 2016. Gross gains of $0.2 million were realized on sales of these investments during the nine months ended September 30, 2016. Gross losses of $0.1 million were realized on sales of these investments during the nine months ended September 30, 2016.
The estimated fair value of investment securities at September 30, 2017, by contractual maturity, is shown in the table that follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

(Dollars in thousands)	September 30, 2017
	Amortized Cost	Estimated Fair Value	Yield
Available-for-Sale
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—%
Due after five years through ten years	46,911	49,753	3.42%
Due after ten years	28,178	28,889	2.77%
Mortgage-backed securities—residential issued by government sponsored entities	1,085,935	1,077,052	2.27%
Total	$1,161,024	$1,155,694	2.33%

	Amortized Cost	Estimated Fair Value	Yield
Held-to-Maturity
Due in one year or less	$696	$697	1.72%
Due after one year through five years	59,803	60,250	4.90%
Due after five years through ten years	42,270	44,081	5.02%
Due after ten years	9,738	9,899	2.80%
Mortgage-backed securities—residential issued by government sponsored entities	299,544	300,311	2.37%
Total	$412,051	$415,238	3.02%
Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
State and political subdivisions—tax exempt	$1,258	$20	$10,234	$347	$11,492	$367
Mortgage-backed securities—residential issued by government sponsored entities	609,111	8,212	118,122	3,146	727,233	11,358
Total	$610,369	$8,232	$128,356	$3,493	$738,725	$11,725
Held-to-Maturity
U.S. government agencies	$4,904	$92	$4,995	$138	$9,899	$230
Corporate bonds	—	—	14,738	262	14,738	262
Mortgage-backed securities—residential issued by government sponsored entities	104,643	1,113	129,856	2,664	234,499	3,777
Total	$109,547	$1,205	$149,589	$3,064	$259,136	$4,269

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-Sale
Corporate bonds	$—	$—	$8,412	$187	$8,412	$187
State and political subdivisions - tax exempt	11,077	794	—	—	11,077	794
Mortgage-backed securities—residential issued by government sponsored entities	672,672	16,524	—	—	672,672	16,524
Total	$683,749	$17,318	$8,412	$187	$692,161	$17,505
Held-to-Maturity
U.S Government agencies	$11,311	$402	$—	$—	$11,311	$402
Corporate bonds	24,629	371	28,112	1,930	52,741	2,301
Mortgage-backed securities—residential issued by government sponsored entities	276,555	6,614	8,494	332	285,049	6,946
Total	$312,495	$7,387	$36,606	$2,262	$349,101	$9,649
As of September 30, 2017, the Company’s security portfolio consisted of 177 securities, 75 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities.
The corporate bonds in an unrealized loss position at September 30, 2017 and December 31, 2016 continue to perform and are expected to perform through maturity. Unrealized losses associated with these securities are primarily due to changes in interest rates and market volatility, and the corporate issuers have not experienced significant adverse events that would call into question their ability to repay those debt obligations according to contractual terms. Further, because the Company does not have the intent to sell these corporate bonds and it is more likely than not that it will not be required to sell the securities before their anticipated recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2017 or December 31, 2016.
All of the mortgage-backed securities at September 30, 2017 and December 31, 2016 were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support. Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017 or December 31, 2016.
Investment securities having carrying values of approximately $672.4 million and $621.8 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

5. Loans
Major classifications of loans, including loans held for sale, are as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Non-owner occupied commercial real estate	$1,293,647	$1,130,883
Other commercial construction and land	402,250	327,622
Multifamily commercial real estate	148,192	117,515
1-4 family residential construction and land	143,807	140,030
Total commercial real estate	1,987,896	1,716,050
Owner occupied commercial real estate	1,226,211	1,321,405
Commercial and industrial	1,502,939	1,468,874
Total commercial	2,729,150	2,790,279
1-4 family residential	1,787,690	1,714,702
Home equity loans	481,696	507,759
Other consumer loans	384,728	448,972
Total consumer	2,654,114	2,671,433
Other	241,440	228,430
Total loans	$7,612,600	$7,406,192
Total loans include $3.1 million and $12.9 million of loans held for sale and $14.7 million and $15.5 million of net deferred loan origination costs and fees as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017, other loans include $41.3 million, $160.2 million and $1.5 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively. As of December 31, 2016, other loans include $41.9 million, $149.0 million and $1.6 million of farm land, state and political subdivision obligations and deposit customer overdrafts, respectively.
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

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Accretable Yield
Balance at beginning of period	$145,419	$170,935	$161,639	$208,844
Accretion of income	(19,432)	(18,870)	(56,831)	(59,636)
Reclassification from nonaccretable difference	15,122	8,045	47,420	29,668
Other	(5,467)	(4,815)	(16,586)	(23,581)
Balance at end of period	$135,642	$155,295	$135,642	$155,295
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
The following is a summary of the major categories of loans outstanding, as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Non-PCI Loans
September 30, 2017	Originated	Acquired	PCI Loans	Total Loans
Non-owner occupied commercial real estate	$891,125	$199,244	$203,278	$1,293,647
Other commercial construction and land	280,126	77,414	44,710	402,250
Multifamily commercial real estate	118,128	14,138	15,926	148,192
1-4 family residential construction and land	132,701	10,812	294	143,807
Total commercial real estate	1,422,080	301,608	264,208	1,987,896
Owner occupied commercial real estate	908,549	168,521	149,141	1,226,211
Commercial and industrial loans	1,367,979	75,988	58,972	1,502,939
Total commercial	2,276,528	244,509	208,113	2,729,150
1-4 family residential	1,129,241	478,755	179,694	1,787,690
Home equity loans	186,606	239,910	55,180	481,696
Other consumer loans	295,719	67,492	21,517	384,728
Total consumer	1,611,566	786,157	256,391	2,654,114
Other	207,672	7,286	26,482	241,440
Total loans	$5,517,846	$1,339,560	$755,194	$7,612,600

(Dollars in thousands)	Non-PCI Loans
December 31, 2016	Originated	Acquired	PCI Loans	Total Loans
Non-owner occupied commercial real estate	$680,044	$221,304	$229,535	$1,130,883
Other commercial construction and land	182,486	73,248	71,888	327,622
Multifamily commercial real estate	77,694	19,108	20,713	117,515
1-4 family residential construction and land	105,816	33,831	383	140,030
Total commercial real estate	1,046,040	347,491	322,519	1,716,050
Owner occupied commercial real estate	901,957	239,982	179,466	1,321,405
Commercial and industrial loans	1,283,012	96,494	89,368	1,468,874
Total commercial	2,184,969	336,476	268,834	2,790,279
1-4 family residential	994,323	505,420	214,959	1,714,702
Home equity loans	172,883	268,093	66,783	507,759
Other consumer loans	330,423	88,134	30,415	448,972
Total consumer	1,497,629	861,647	312,157	2,671,433
Other	185,839	9,776	32,815	228,430
Total loans	$4,914,477	$1,555,390	$936,325	$7,406,192

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of September 30, 2017:

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Non-purchased credit impaired loans
Non-owner occupied commercial real estate	$—	$—	$2,220	$2,220
Other commercial construction and land	183	—	47	230
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	183	—	2,267	2,450
Owner occupied commercial real estate	162	—	4,336	4,498
Commercial and industrial loans	431	—	2,884	3,315
Total commercial	593	—	7,220	7,813
1-4 family residential	376	—	2,142	2,518
Home equity loans	2,428	—	2,895	5,323
Other consumer loans	9,234	—	3,602	12,836
Total consumer	12,038	—	8,639	20,677
Other	55	—	—	55
Total loans	$12,869	$—	$18,126	$30,995

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Purchased credit impaired loans (1)
Non-owner occupied commercial real estate	$633	$1,679	$—	$2,312
Other commercial construction and land	261	801	—	1,062
Multifamily commercial real estate	—	139	—	139
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	894	2,619	—	3,513
Owner occupied commercial real estate	3,308	4,057	—	7,365
Commercial and industrial loans	3	222	—	225
Total commercial	3,311	4,279	—	7,590
1-4 family residential	1,835	1,687	—	3,522
Home equity loans	1,065	401	—	1,466
Other consumer loans	2,099	1,436	—	3,535
Total consumer	4,999	3,524	—	8,523
Other	109	100	—	209
Total loans	$9,313	$10,522	$—	$19,835

The following tables present the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2016:

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Non-purchased credit impaired loans
Non-owner occupied commercial real estate	$—	$—	$2,584	$2,584
Other commercial construction and land	23	—	204	227
Multifamily commercial real estate	—	—	—	—
1-4 family residential construction and land	148	—	—	148
Total commercial real estate	171	—	2,788	2,959
Owner occupied commercial real estate	2,633	—	2,950	5,583
Commercial and industrial loans	169	—	698	867
Total commercial	2,802	—	3,648	6,450
1-4 family residential	493	—	1,048	1,541
Home equity loans	1,336	—	1,568	2,904
Other consumer loans	8,143	—	2,397	10,540
Total consumer	9,972	—	5,013	14,985
Other	—	—	—	—
Total loans	$12,945	$—	$11,449	$24,394

(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Non-accrual	Total
Purchased credit impaired loans(1)
Non-owner occupied commercial real estate	$—	$1,130	$—	$1,130
Other commercial construction and land	550	777	—	1,327
Multifamily commercial real estate	—	420	—	420
1-4 family residential construction and land	—	—	—	—
Total commercial real estate	550	2,327	—	2,877
Owner occupied commercial real estate	1,844	3,776	—	5,620
Commercial and industrial loans	592	509	—	1,101
Total commercial	2,436	4,285	—	6,721
1-4 family residential	4,288	6,060	—	10,348
Home equity loans	1,128	1,470	—	2,598
Other consumer loans	2,558	1,048	—	3,606
Total consumer	7,974	8,578	—	16,552
Other	87	716	—	803
Total loans	$11,047	$15,906	$—	$26,953
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

The following table summarizes loans, excluding PCI loans, by internal rating at September 30, 2017:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$1,085,892	$2,257	$—	$2,220	$—	$1,090,369
Other commercial construction and land	357,493	—	—	47	—	357,540
Multifamily commercial real estate	132,075	—	191	—	—	132,266
1-4 family residential construction and land	143,513	—	—	—	—	143,513
Total commercial real estate	1,718,973	2,257	191	2,267	—	1,723,688
Owner occupied commercial real estate	1,051,286	18,202	3,246	4,336	—	1,077,070
Commercial and industrial loans	1,429,031	516	11,536	2,884	—	1,443,967
Total commercial	2,480,317	18,718	14,782	7,220	—	2,521,037
1-4 family residential	1,602,050	1,699	2,105	2,142	—	1,607,996
Home equity loans	422,514	55	1,052	2,895	—	426,516
Other consumer loans	359,379	—	230	3,602	—	363,211
Total consumer	2,383,943	1,754	3,387	8,639	—	2,397,723
Other	214,958	—	—	—	—	214,958
Total loans	$6,798,191	$22,729	$18,360	$18,126	$—	$6,857,406

The following table summarizes loans, excluding PCI loans, by internal rating at December 31, 2016:

			Substandard
(Dollars in thousands)	Pass	Special Mention	Accruing	Non-accrual	Doubtful	Total
Non-owner occupied commercial real estate	$896,394	$1,251	$1,119	$2,584	$—	$901,348
Other commercial construction and land	255,530	—	—	204	—	255,734
Multifamily commercial real estate	96,802	—	—	—	—	96,802
1-4 family residential construction and land	139,647	—	—	—	—	139,647
Total commercial real estate	1,388,373	1,251	1,119	2,788	—	1,393,531
Owner occupied commercial real estate	1,124,285	10,210	4,494	2,950	—	1,141,939
Commercial and industrial loans	1,351,581	16,709	10,518	698	—	1,379,506
Total commercial	2,475,866	26,919	15,012	3,648	—	2,521,445
1-4 family residential	1,495,653	899	2,143	1,048	—	1,499,743
Home equity loans	437,880	62	1,466	1,568	—	440,976
Other consumer loans	416,117	—	43	2,397	—	418,557
Total consumer	2,349,650	961	3,652	5,013	—	2,359,276
Other	195,615	—	—	—	—	195,615
Total loans	$6,409,504	$29,131	$19,783	$11,449	$—	$6,469,867

6. Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance, beginning of period	$44,638	$44,883	$43,065	$45,034
Provision (reversal) for loan losses for PCI loans	167	(48)	1,171	(835)
Provision for loan losses for non-PCI loans	2,875	634	7,566	3,968
Non-PCI loans charged-off	(2,934)	(1,954)	(8,619)	(6,094)
Recoveries of non-PCI loans previously charged-off	682	469	2,245	1,911
Balance, end of period	$45,428	$43,984	$45,428	$43,984
The following tables present the roll forward of the allowance for loan and lease losses for the three and nine months ended September 30, 2017 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	June 30, 2017	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	September 30, 2017
Non-owner occupied commercial real estate	$1,252	$263	$(20)	$1,495
Other commercial construction and land	11,515	(1,669)	1	9,847
Multifamily commercial real estate	193	9	—	202
1-4 family residential construction and land	591	(139)	1	453
Total commercial real estate	13,551	(1,536)	(18)	11,997
Owner occupied commercial real estate	1,324	(345)	13	992
Commercial and industrial loans	9,570	318	135	10,023
Total commercial	10,894	(27)	148	11,015
1-4 family residential	9,416	(37)	14	9,393
Home equity loans	1,197	(87)	(83)	1,027
Other consumer loans	9,222	4,417	(2,023)	11,616
Total consumer	19,835	4,293	(2,092)	22,036
Other	358	312	(290)	380
Total loans	$44,638	$3,042	$(2,252)	$45,428

(Dollars in thousands)	December 31, 2016	Provision/ (Reversals)	Net (Charge-offs)/ Recoveries	September 30, 2017
Non-owner occupied commercial real estate	$1,989	$(478)	$(16)	$1,495
Other commercial construction and land	12,692	(2,955)	110	9,847
Multifamily commercial real estate	171	31	—	202
1-4 family residential construction and land	666	(218)	5	453
Total commercial real estate	15,518	(3,620)	99	11,997
Owner occupied commercial real estate	1,397	(455)	50	992
Commercial and industrial loans	9,509	561	(47)	10,023
Total commercial	10,906	106	3	11,015
1-4 family residential	9,188	143	62	9,393
Home equity loans	1,214	(107)	(80)	1,027
Other consumer loans	5,890	11,245	(5,519)	11,616
Total consumer	16,292	11,281	(5,537)	22,036
Other	349	970	(939)	380
Total loans	$43,065	$8,737	$(6,374)	$45,428
The following tables present the roll forward of the allowance for loan and lease losses for the three and nine months ended September 30, 2016 by the class of loans against which the allowance is allocated:

(Dollars in thousands)	June 30, 2016	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	September 30, 2016
Non-owner occupied commercial real estate	$2,039	$(27)	$2	$2,014
Other commercial construction and land	12,757	345	37	13,139
Multifamily commercial real estate	153	3	—	156
1-4 family residential construction and land	958	(142)	2	818
Total commercial real estate	15,907	179	41	16,127
Owner occupied commercial real estate	1,559	(179)	—	1,380
Commercial and industrial loans	10,800	(573)	16	10,243
Total commercial	12,359	(752)	16	11,623
1-4 family residential	9,964	(579)	(21)	9,364
Home equity loans	1,361	(121)	16	1,256
Other consumer loans	4,988	1,432	(1,129)	5,291
Total consumer	16,313	732	(1,134)	15,911
Other	304	427	(408)	323
Total loans	$44,883	$586	$(1,485)	$43,984

(Dollars in thousands)	December 31, 2015	Provision/ (Reversals)	Net(Charge-offs)/ Recoveries	September 30, 2016
Non-owner occupied commercial real estate	$1,598	$405	$11	$2,014
Other commercial construction and land	12,919	174	46	13,139
Multifamily commercial real estate	186	(30)	—	156
1-4 family residential construction and land	1,275	(462)	5	818
Total commercial real estate	15,978	87	62	16,127
Owner occupied commercial real estate	1,505	(45)	(80)	1,380
Commercial and industrial loans	9,627	1,045	(429)	10,243
Total commercial	11,132	1,000	(509)	11,623
1-4 family residential	11,057	(1,852)	159	9,364
Home equity loans	1,853	(714)	117	1,256
Other consumer loans	4,751	3,584	(3,044)	5,291
Total consumer	17,661	1,018	(2,768)	15,911
Other	263	1,028	(968)	323
Total loans	$45,034	$3,133	$(4,183)	$43,984

The following tables present the roll forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and nine months ended September 30, 2017 and 2016, by the class of loans against which the allowance is allocated:

(Dollars in thousands)	Three Months Ended
	September 30, 2017			September 30, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,619	$24,019	$44,638	$21,182	$23,701	$44,883
Charge-offs:
Non-owner occupied commercial real estate	(22)	—	(22)	—	—	—
Other commercial construction and land	1	—	1	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(21)	—	(21)	—	—	—
Owner occupied commercial real estate	1	—	1	—	—	—
Commercial and industrial loans	(133)	—	(133)	(6)	—	(6)
Total commercial	(132)	—	(132)	(6)	—	(6)
1-4 family residential	(1)	—	(1)	(47)	—	(47)
Home equity loans	(209)	—	(209)	(50)	—	(50)
Other consumer loans	(2,145)	—	(2,145)	(1,293)	—	(1,293)
Total consumer	(2,355)	—	(2,355)	(1,390)	—	(1,390)
Other	(426)	—	(426)	(558)	—	(558)
Total charge-offs	(2,934)	—	(2,934)	(1,954)	—	(1,954)
Recoveries:
Non-owner occupied commercial real estate	2	—	2	2	—	2
Other commercial construction and land	—	—	—	37	—	37
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	1	—	1	2	—	2
Total commercial real estate	3	—	3	41	—	41
Owner occupied commercial real estate	12	—	12	—	—	—
Commercial and industrial loans	268	—	268	22	—	22
Total commercial	280	—	280	22	—	22
1-4 family residential	15	—	15	26	—	26
Home equity loans	126	—	126	66	—	66
Other consumer loans	122	—	122	164	—	164
Total consumer	263	—	263	256	—	256
Other	136	—	136	150	—	150
Total recoveries	682	—	682	469	—	469
Net charge-offs	(2,252)	—	(2,252)	(1,485)	—	(1,485)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(88)	351	263	(96)	69	(27)
Other commercial construction and land	(142)	(1,527)	(1,669)	(102)	447	345
Multifamily commercial real estate	(21)	30	9	(9)	12	3
1-4 family residential construction and land	(139)	—	(139)	(31)	(111)	(142)
Total commercial real estate	(390)	(1,146)	(1,536)	(238)	417	179
Owner occupied commercial real estate	(119)	(226)	(345)	(183)	4	(179)
Commercial and industrial loans	155	163	318	(695)	122	(573)
Total commercial	36	(63)	(27)	(878)	126	(752)
1-4 family residential	(272)	235	(37)	(148)	(431)	(579)
Home equity loans	20	(107)	(87)	15	(136)	(121)
Other consumer loans	3,178	1,239	4,417	1,461	(29)	1,432
Total consumer	2,926	1,367	4,293	1,328	(596)	732
Other	303	9	312	422	5	427
Total provision (reversal) for loan and lease losses	2,875	167	3,042	634	(48)	586
Allowance for loan and lease losses at the end of the period	$21,242	$24,186	$45,428	$20,331	$23,653	$43,984

(Dollars in thousands)	Nine Months Ended
	September 30, 2017			September 30, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,050	$23,015	$43,065	$20,546	$24,488	$45,034
Charge-offs:
Non-owner occupied commercial real estate	(22)	—	(22)	(2)	—	(2)
Other commercial construction and land	(6)	—	(6)	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(28)	—	(28)	(2)	—	(2)
Owner occupied commercial real estate	(5)	—	(5)	(80)	—	(80)
Commercial and industrial loans	(385)	—	(385)	(510)	—	(510)
Total commercial	(390)	—	(390)	(590)	—	(590)
1-4 family residential	(3)	—	(3)	(47)	—	(47)
Home equity loans	(365)	—	(365)	(224)	—	(224)
Other consumer loans	(6,340)	—	(6,340)	(3,633)	—	(3,633)
Total consumer	(6,708)	—	(6,708)	(3,904)	—	(3,904)
Other	(1,493)	—	(1,493)	(1,598)	—	(1,598)
Total charge-offs	(8,619)	—	(8,619)	(6,094)	—	(6,094)
Recoveries:
Non-owner occupied commercial real estate	6	—	6	13	—	13
Other commercial construction and land	116	—	116	46	—	46
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	5	—	5	5	—	5
Total commercial real estate	127	—	127	64	—	64
Owner occupied commercial real estate	55	—	55	—	—	—
Commercial and industrial loans	338	—	338	81	—	81
Total commercial	393	—	393	81	—	81
1-4 family residential	65	—	65	206	—	206
Home equity loans	285	—	285	341	—	341
Other consumer loans	821	—	821	589	—	589
Total consumer	1,171	—	1,171	1,136	—	1,136
Other	554	—	554	630	—	630
Total recoveries	2,245	—	2,245	1,911	—	1,911
Net charge-offs	(6,374)	—	(6,374)	(4,183)	—	(4,183)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(154)	(324)	(478)	(323)	728	405
Other commercial construction and land	(344)	(2,611)	(2,955)	(19)	193	174
Multifamily commercial real estate	18	13	31	(31)	1	(30)
1-4 family residential construction and land	(218)	—	(218)	55	(517)	(462)
Total commercial real estate	(698)	(2,922)	(3,620)	(318)	405	87
Owner occupied commercial real estate	(200)	(255)	(455)	(145)	100	(45)
Commercial and industrial loans	(367)	928	561	291	754	1,045
Total commercial	(567)	673	106	146	854	1,000
1-4 family residential	(527)	670	143	(433)	(1,419)	(1,852)
Home equity loans	5	(112)	(107)	(69)	(645)	(714)
Other consumer loans	8,415	2,830	11,245	3,628	(44)	3,584
Total consumer	7,893	3,388	11,281	3,126	(2,108)	1,018
Other	938	32	970	1,014	14	1,028
Total provision (reversal) for loan and lease losses	7,566	1,171	8,737	3,968	(835)	3,133
Allowance for loan and lease losses at the end of the period	$21,242	$24,186	$45,428	$20,331	$23,653	$43,984

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans by class of loan and by impairment evaluation method as of September 30, 2017:

(Dollars in thousands)	Allowance for Loan and Lease Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Non-owner occupied commercial real estate	$—	$789	$706	$2,732	$1,087,637	$203,278
Other commercial construction and land	17	1,447	8,383	109	357,431	44,710
Multifamily commercial real estate	—	67	135	—	132,266	15,926
1-4 family residential construction and land	—	453	—	—	143,513	294
Total commercial real estate	17	2,756	9,224	2,841	1,720,847	264,208
Owner occupied commercial real estate	—	992	—	8,502	1,068,568	149,141
Commercial and industrial loans	650	5,466	3,907	13,195	1,430,772	58,972
Total commercial	650	6,458	3,907	21,697	2,499,340	208,113
1-4 family residential	97	1,695	7,601	3,003	1,601,933	179,694
Home equity loans	117	444	466	1,916	424,600	55,180
Other consumer loans	27	8,679	2,910	368	362,843	21,517
Total consumer	241	10,818	10,977	5,287	2,389,376	256,391
Other	—	302	78	—	214,958	26,482
Total loans	$908	$20,334	$24,186	$29,825	$6,824,521	$755,194

(1)	Loans collectively evaluated for impairment include $1.4 billion of acquired loans which are presented net of unamortized purchase discounts of $14.5 million.
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

For the three and nine months ended September 30, 2017 and September 30, 2016, the amount of interest income recognized on loans that were impaired was not material.
Troubled Debt Restructuring
If a borrower is experiencing financial difficulty, the Bank may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. A troubled debt restructuring (“TDR”) typically involves either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification of a loan, the Bank measures the related impairment as the excess of the recorded investment in the loan over the discounted expected future cash flows. The present value of expected future cash flows is discounted at the loan’s effective interest rate. If the impairment analysis results in a loss, an allowance for loan and lease losses is established for the loan. During the nine months ended September 30, 2017 and 2016, loans modified in TDRs were nominal. Because of the insignificance of the amount and the nature of the modifications, the modifications did not have a material impact on the Company’s Consolidated Financial Statements or on the determination of the allowance for loan and lease losses at September 30, 2017 and 2016. The Company had loans modified in TDRs with recorded investments of $2.3 million, $2.7 million, and $2.3 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.
Hurricane Irma
     On September 10, 2017, Hurricane Irma struck the south coast of Florida, temporarily disrupting our branch network. However within a matter of days, all but two of our offices were back open and assisting customers, while the remaining two offices will open during the fourth quarter. The Company incurred property costs associated with Hurricane Irma of approximately $0.2 million, which are reflected in third quarter results. The Company has also reviewed its lending and deposit portfolio and determined no impairment was indicated at this time as a result of Hurricane Irma. In working with its borrowers and depositors affected by this hurricane, the Company has entered into temporary payment deferral agreements of 90 days or less on loans covering $78.6 million of outstanding principle. Each of these loans were assessed individually and were determined to not be a troubled debt restructuring. The review process is on-going and we will continue to monitor the impact on our loan portfolio.

7. Other Real Estate Owned
The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2017 and 2016 is presented in the table below.
For the three and nine months ended September 30, 2017 , proceeds on sales of OREO were $6.7 million and $22.2 million, respectively and net gains were $0.0 million and $0.5 million, respectively. For the three and nine months ended September 30, 2016, proceeds on sales of OREO were $1.4 million and $13.2 million, respectively and net gains were $0.2 million and $1.3 million, respectively.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance, beginning of period	$41,364	$44,236	$53,482	$52,776
Real estate acquired from borrowers and transfers from other assets	9,909	3,762	13,373	7,534
Valuation allowance	(249)	(742)	(758)	(2,328)
Properties sold	(6,608)	(1,249)	(21,681)	(11,975)
Balance, end of period	$44,416	$46,007	$44,416	$46,007
8. Federal Home Loan Bank Advances and Short-Term Borrowings
Short-term borrowings include securities sold under agreements to repurchase, cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps, and advances from the Federal Home Loan Bank (“FHLB”) .

The Bank has securities sold under agreements to repurchase with customers. These overnight agreements are collateralized by investment securities of the United States Government or its agencies which are chosen by the Bank. The amounts outstanding at September 30, 2017 and December 31, 2016 were $34.6 million and $18.0 million, respectively, and were collateralized by $37.2 million and $27.6 million, respectively, of agency mortgage-backed securities.
The Bank has $0.3 million and $1.2 million of short term borrowings related to cash received from counterparties as collateral for mark-to-market exposure on interest rate swaps at September 30, 2017 and December 31, 2016, respectively.
The Bank invests in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage, multifamily, home equity line of credit and commercial real estate secured loans. The amounts of eligible collateral at September 30, 2017 and December 31, 2016 provided for incremental borrowing availability of up to $566.9 million and $415.9 million, respectively.
At September 30, 2017 and December 31, 2016, the Bank had $15.8 million and $15.4 million in letters of credit issued by the FHLB respectively, of which $15.0 million and $15.2 million are used as collateral for public funds deposits in lieu of pledging securities to the State of Florida, respectively.
The FHLB advances as of September 30, 2017 and December 31, 2016 consisted of the following:

(Dollars in thousands)

Contractual Outstanding Amount
September 30, 2017	Maturity Date	Interest Rate as of September 30, 2017
151	November 6, 2017	0.50%
50,000	November 20, 2017	1.19%	(1 Month FRC + 2 bps)*
50,000	November 23, 2018	1.19%	(1 Month FRC + 2 bps)*
50,000	December 31, 2019	1.17%	(1 Month FRC + 2 bps)*
60,000	May 28, 2020	1.18%	(1 Month FRC + 2 bps)*
80,000	September 20, 2021	1.25%	(1 Month FRC + 8 bps)*
75,000	September 29, 2021	1.23%	(1 Month FRC + 8 bps)*
75,000	January 20, 2022	1.25%	(1 Month FRC + 8 bps)*
398	February 10, 2026	—%
$440,549

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
The subordinated debentures are included in Tier 1 capital under the capital guidelines of the Dodd-Frank Act. The subordinated debentures as of September 30, 2017 and December 31, 2016 consisted of the following:

(Dollars in thousands)
		Carrying Amount
Date of Offering	Face Amount	September 30, 2017	December 31, 2016	Interest Rate as of September 30, 2017		Maturity Date
July 31, 2001	$5,000	$4,064	$4,018	4.89%	(3 Month LIBOR + 358 bps)	July 31, 2031
July 31, 2001	4,000	2,882	2,831	4.89%	(3 Month LIBOR + 358 bps)	July 31, 2031
December 20, 2002	5,000	3,597	3,544	4.65%	(3 Month LIBOR + 335 bps)	December 30, 2032
June 26, 2003	10,000	6,320	6,231	4.43%	(3 Month LIBOR + 310 bps)	June 26, 2033
September 25, 2003	10,000	6,941	6,823	4.15%	(3 Month LIBOR + 285 bps)	October 8, 2033
December 30, 2003	10,000	6,110	6,020	4.16%	(3 Month LIBOR + 285 bps)	December 30, 2033
June 28, 2005	3,000	1,737	1,697	3.00%	(3 Month LIBOR + 168 bps)	June 28, 2035
November 4, 2005	20,000	10,365	10,085	2.69%	(3 Month LIBOR + 137 bps)	December 15, 2035
December 22, 2005	10,000	4,968	4,863	2.72%	(3 Month LIBOR + 140 bps)	March 15, 2036
December 28, 2005	13,000	7,278	7,107	2.86%	(3 Month LIBOR + 154 bps)	March 15, 2036
April 27, 2006	30,000	15,229	14,816	2.62%	(3 Month LIBOR + 132 bps)	June 30, 2036
June 23, 2006	20,000	12,326	12,092	2.85%	(3 Month LIBOR + 155 bps)	July 7, 2036
May 16, 2007	56,000	31,380	30,685	2.97%	(3 Month LIBOR + 165 bps)	June 15, 2037
June 15, 2007	10,000	5,732	5,644	2.75%	(3 Month LIBOR + 143 bps)	September 6, 2037
Total	$206,000	$118,929	$116,456

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
To be considered well capitalized or adequately capitalized as defined under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 common, Tier 1 risk-based and Total Risk-based ratios. At September 30, 2017 and December 31, 2016 the Bank maintained capital ratios exceeding the requirement to be considered well capitalized. These minimum ratios along with the actual ratios for the Company and the Bank are presented in the following tables:

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$392,224	≥ 4.0%	$1,176,655	12.0%
Bank	$488,678	≥ 5.0%	$390,943	≥ 4.0%	$1,062,316	10.9%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$378,507	≥ 4.5%	$1,068,825	12.7%
Bank	$544,345	≥ 6.5%	$376,854	≥ 4.5%	$1,062,316	12.7%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$504,676	≥ 6.0%	$1,176,655	14.0%
Bank	$669,963	≥ 8.0%	$502,472	≥ 6.0%	$1,062,316	12.7%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$672,901	≥ 8.0%	$1,222,487	14.5%
Bank	$837,453	≥ 10.0%	$669,963	≥ 8.0%	$1,108,148	13.2%

(Dollars in thousands)	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital
(to Average Assets)
CBF Consolidated	N/A	N/A	$360,513	≥ 4.0%	$1,101,743	12.2%
Bank	$450,006	≥ 5.0%	$360,005	≥ 4.0%	$1,010,409	11.2%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$367,521	≥ 4.5%	$1,012,831	12.4%
Bank	$529,887	≥ 6.5%	$366,845	≥ 4.5%	$1,010,409	12.4%
Tier 1 Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$490,028	≥ 6.0%	$1,101,743	13.5%
Bank	$652,169	≥ 8.0%	$489,127	≥ 6.0%	$1,010,409	12.4%
Total Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	N/A	$653,371	≥ 8.0%	$1,145,351	14.0%
Bank	$815,211	≥ 10.0%	$652,169	≥ 8.0%	$1,054,016	12.9%
As of September 30, 2017 and December 31, 2016, the Company and the Bank met all capital requirements to which they were subject. Tier 1 Capital for the Company includes trust preferred securities to the extent allowable.
Dividends that may be paid by a national bank are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. The Company received dividends from the Bank totaling $8.0 million, $6.8 million, $4.2 million, $6.1 million, $5.7 million and $64.2 million, on July 28, 2017, May 2, 2017, January 31, 2017, January 24, 2017, October 19, 2016 and June 1, 2016, respectively. The Company may use these dividends for general corporate purposes including acquisitions, or as a return of capital to shareholders through future share repurchases or dividends.
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of September 30, 2017, our capital buffer is 6.5%; exceeding the 2.5% 2019 requirement.
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

Dividend Program

On October 19, 2017, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on November 13, 2017, to shareholders of record as of November 3, 2017.
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
As of September 30, 2017, the Company has repurchased a total of $312.4 million, or 12,739,763 common shares at an average price of $24.52 per share with $87.6 million remaining under the current board authorized stock repurchase program.
The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets and Statements of Changes in Shareholders’ Equity.

11. Stock-Based Compensation
As of September 30, 2017, the Company had two compensation plans, the 2010 Equity Incentive Plan (the "2010 Plan") and the 2013 Omnibus Compensation Plan (the “2013 Plan”) under which shares of its common stock are issuable in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock bonus awards, and other incentive awards. The 2010 Plan was replaced by the 2013 Plan and no further awards may be made pursuant to the 2010 Plan.
The 2013 Plan was effective May 22, 2013 and expires on May 22, 2023, the tenth anniversary of the effective date. The maximum number of shares of common stock of the Company that may be optioned or awarded under this plan is 2,639,000 shares. Awards under this plan may be made to any person selected by the Compensation Committee.
The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock options	$28	$14	$80	$35
Restricted stock	1,413	776	3,225	1,539
Total stock-based compensation expense	$1,441	$790	$3,305	$1,574
The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was $0.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively and $1.2 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.
Stock Options
Under the 2010 Plan and 2013 Plan, the exercise price for common stock must equal at least 100% of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10% of the common stock must equal at least 110% of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. Stock options have an expiration of ten years from the date it is granted. Under these plans, 112,271 options were exercised and 15,623 stock options were granted during the nine months ended September 30, 2017.
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
ASC 718 requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. During the nine months ended September 30, 2017 and 2016, stock based compensation expense was recorded based upon assumptions that the Company would experience no forfeitures. This assumption of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in assumptions will be accounted for prospectively in the period of change.
A summary of the stock option activity for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended
	September 30, 2017		September 30, 2016
(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Balance, January 1,	3,180	$20.86	3,075	$20.12
Granted	15	39.55	30	30.54
Exercised	(112)	20.37	(36)	18.00
Canceled, expired or forfeited	(4)	82.09	(3)	30.54
Balance, September 30,	3,079	$20.85	3,066	$20.24
At September 30, 2017, the weighted average remaining contractual life for outstanding stock options was approximately 3.10 years and the aggregate intrinsic values was $60.0 million for stock options outstanding and exercisable.
The intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.
Options outstanding at September 30, 2017 were as follows:

(Shares in thousands)	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$18.00	119	5.64 years	$18.00	119	$18.00
$18.01 - $20.00	2,793	2.74 years	20.00	2,794	20.00
$20.98 - $1,095.00	167	7.45 years	37.08	114	37.75
$18.00 - $1,095.00	3,079	3.10 years	$20.85	3,027	$20.59

Restricted Stock
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. The restricted stock vests ratably over a three-year period subject to continued employment with the company. The value of the restricted stock is being amortized on a straight-line basis over the implied service periods. There were 175,287 restricted stock awards granted under the 2013 Plan during the nine months ended September 30, 2017.
The following table summarizes unvested restricted stock activity for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017		September 30, 2016
(Shares in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Shares	Weighted Average Grant-Date Fair Value Per Share
Balance, January 1,	197	$30.10	—	$—
Granted	175	39.53	199	30.54
Vested or released	(53)	31.71	—	—
Canceled, expired or forfeited	(26)	35.28	(4)	30.54
Balance, September 30	293	$35.59	195	$30.54

12. Income Taxes
A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income tax expense reported for the three and nine months ended September 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income before income taxes	$40,663	$26,881	$110,490	$70,230
Income taxes computed at Federal statutory tax rate	14,232	9,408	38,671	24,581
Effect of:
State taxes (net of federal benefit)	767	822	2,540	2,143
State statutory rate change	66	356	527	356
Tax-exempt interest income, net	(435)	(327)	(1,151)	(808)
Other, net	275	(1,889)	(544)	(1,854)
Total income tax expense	$14,905	$8,370	$40,043	$24,418
The Company uses an estimated annual effective tax rate method of computing its interim tax provision. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three and nine months ended September 30, 2017, the effective income tax rates were 37% and 36%, respectively. For the three and nine months ended September 30, 2016, the effective income tax rates were 31% and 35%.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the states of Florida, New York, South Carolina, North Carolina, and Tennessee. The net deferred tax assets as of September 30, 2017 and December 31, 2016 were $113.1 million and $150.3 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that no valuation allowance was necessary at September 30, 2017 and December 31, 2016.
At September 30, 2017 and December 31, 2016, the Company had $480.7 million and $478.6 million of gross federal net operating loss carry-forwards, respectively, which begin to expire after 2028 and are subject to annual cumulative limitation of $28.5 million for tax year 2017.
At September 30, 2017 and December 31, 2016 the company had $499.3 million and $507.0 million of gross state net operating loss carry-forwards expected to be utilized, respectively.
At September 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits and no material amounts recorded for uncertain tax positions.

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
As of September 30, 2017, the Bank held industrial revenue bonds, which are floating rate issues. Since there is no active secondary market for the trading of the bonds, the Company has developed a model to estimate fair value. This model determines an appropriate discount rate for the bonds based on current market rates for liquid corporate bonds with an equivalent credit rating plus an estimated illiquidity factor, and calculates the present value of expected future cash flows using this discount rate.

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
Mortgage Servicing Rights
As of September 30, 2017, the fair value of the Company's Level 3 mortgage servicing rights (“MSR”) was $2.3 million, none of which are currently impaired and therefore are carried at amortized cost. The assumptions used include the fee per loan, the cost to service, the expected loan prepayment rate, and the discount rate. In determining the fair value of the existing MSR, the Company reviews the key assumptions, analyzes pricing in the market for comparable MSR, and uses a third party provider to independently calculate the fair value of its MSR.
Sensitivity to Changes in Significant Unobservable Inputs
As discussed above, as of September 30, 2017, the Company owns industrial revenue bonds, which require recurring fair value estimates categorized within Level 3 of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are incorporated in the discounted cash flow modeling valuation. Rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of other non-investment grade corporate debt. Significant changes in any inputs in isolation would result in significantly different fair value estimates.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$4,458	$—	$4,458	$—
Available-for-sale securities:
Mortgage-backed securities—residential	$1,077,052	$—	$1,077,052	$—
State and political subdivisions—tax exempt	11,492	—	11,492	—
Industrial revenue bonds	3,142	—	—	3,142
Corporate bonds	64,008	—	64,008	—
Available-for-sale securities	$1,155,694	$—	$1,152,552	$3,142
Gross asset value of derivatives	$1,194	$—	$1,194	$—
Liabilities
Gross liability value of derivatives	$2,178	$—	$2,178	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2017.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading securities	$3,791	$—	$3,791	$—
Available-for-sale securities:
Mortgage-backed securities-residential	$868,922	$—	$868,922	$—
State and political subdivisions - tax exempt	11,077	—	11,077	—
Industrial revenue bonds	3,298	—	—	3,298
Corporate bonds	28,953	—	28,953	—
Available-for-sale securities	$912,250	$—	$908,952	$3,298
Gross asset value of derivatives	$1,078	$—	$1,078	$—
Liabilities
Gross liability value of derivatives	$1,354	$—	$1,354	$—
There were no transfers of assets and liabilities between levels of the fair value hierarchy during the year ended December 31, 2016.
The table below presents the activity and income statement classifications of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended and held at September 30, 2017 and 2016:

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, July 1, 2017	$3,137
Principal reduction	—
Included in other comprehensive income	5
Ending balance, September 30, 2017	$3,142

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2017	$3,298
Principal reduction	(170)
Included in other comprehensive income	14
Ending balance, September 30, 2017	$3,142

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, July 1, 2016	$3,263
Principal reduction	—
Included in other comprehensive income	24
Ending balance, September 30, 2016	$3,287

(Dollars in thousands)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Industrial Revenue Bonds
Beginning balance, January 1, 2016	$3,437
Principal reduction	(170)
Included in other comprehensive income	20
Ending balance, September 30, 2016	$3,287

Quantitative Information about Recurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,142	Discounted cash flow	Discount rate	3.03% - 3.05%
			Illiquidity factor	0.5%

(Dollars in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input	Range
Industrial revenue bonds	$3,298	Discounted cash flow	Discount rate	3.31% - 3.35%
			Illiquidity factor	0.5%
Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 are summarized below:

(Dollars in thousands)	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate owned	$—	$—	$27,815
Premises and equipment held for sale	—	—	13,362
Other repossessed assets	332	—	—
Impaired loans	—	—	1,487
Other real estate owned measured at fair value as of September 30, 2017 had a gross amount of $35.1 million, less valuation allowances totaling $7.3 million and is made up of $23.2 million commercial properties, $4.0 million residential properties and $0.6 million farmland properties. Impairment charges resulting from the non-recurring changes in the fair value of OREO included in the consolidated statement of income for the three and nine months ended September 30, 2017 was $0.2 million and $0.8 million, respectively. Premises and equipment held for sale measured at fair value as of September 30, 2017 are primarily comprised of branch properties. Other repossessed assets are primarily comprised of repossessed vehicles and equipment and are measured at fair value as of the date of repossession. Impaired loans are primarily comprised of residential properties and are measured at fair value as of September 30, 2017.
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
Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in thousands)	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$27,815	Fair value of property	Appraised value and other market conditions	7.98%
Premises and equipment held for sale	13,362	Fair value of property	Appraised value and other market conditions	8.00%
Impaired loans	1,487	Fair value of collateral	Appraised value and other market conditions	7.46%

(Dollars in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Input	Weighted Average
Other real estate owned	$41,168	Fair value of property	Appraised value and other market conditions	7.91%
Premises and equipment held for sale	2,599	Fair value of property	Appraised value and other market conditions	8.00%
Impaired loans	1,420	Fair value of collateral	Appraised value and other market conditions	7.47%

Carrying amount and estimated fair values of financial instruments were as follows:

(Dollars in thousands)	Fair Value Measurement
September 30, 2017	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$184,129	$184,129	$184,129	$—	$—
Trading securities	4,458	4,458	—	4,458	—
Investment securities available-for-sale	1,155,694	1,155,694	—	1,152,552	3,142
Investment securities held-to-maturity	412,051	415,238	—	415,238	—
Loans, net	7,567,172	7,581,657	—	3,060	7,578,597
Other earning assets (1)	27,666	27,666	—	—	27,666
Gross asset value of derivatives	1,194	1,194	—	1,194	—
Total financial assets	$9,352,364	$9,370,036	$184,129	$1,576,502	$7,609,405
Financial Liabilities
Non-contractual deposits	$5,834,809	$5,834,809	$—	$5,834,809	$—
Contractual deposits	2,286,815	2,267,172	—	2,267,172	—
Federal Home Loan Bank advances	440,549	440,144	—	440,144	—
Short-term borrowings	34,802	34,793	—	34,793	—
Subordinated debentures	118,929	117,282	—	—	117,282
Gross liability value of derivatives	2,178	2,178	—	2,178	—
Total financial liabilities	$8,718,082	$8,696,378	$—	$8,579,096	$117,282

(1)	Includes Federal Home Loan Bank stock.

(Dollars in thousands)	Fair Value Measurement
December 31, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$309,055	$309,055	$309,055	$—	$—
Trading securities	3,791	3,791	—	3,791	—
Investment securities available-for-sale	912,250	912,250	—	908,952	3,298
Investment securities held-to-maturity	463,959	460,911	—	460,911	—
Loans, net	7,363,127	7,395,128	—	12,874	7,382,254
Other earning assets (1)	32,050	32,050	—	—	32,050
Gross asset value of derivatives	1,078	1,078	—	1,078	—
Total financial assets	$9,085,310	$9,114,263	$309,055	$1,387,606	$7,417,602
Financial Liabilities
Non-contractual deposits	$5,743,316	$5,743,316	$—	$5,743,316	$—
Contractual deposits	2,137,312	2,121,519	—	2,121,519	—
Federal Home Loan Bank advances	545,701	546,023	—	546,023	—
Short-term borrowings	19,157	19,154	—	19,154	—
Subordinated debentures	116,456	114,593	—	—	114,593
Gross liability value of derivatives	1,354	1,354	—	1,354	—
Total financial liabilities	$8,563,296	$8,545,959	$—	$8,431,366	$114,593

(1)	Includes Federal Home Loan Bank stock.
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
During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as a decrease to interest income from amounts reported in accumulated comprehensive income. During the nine months ended September 30, 2017, no derivative position designated as cash flow hedges were discontinued and none of the gains and losses reported in other comprehensive income were reclassified into earnings as a result of discontinuance of cash flow hedges.
During the second quarter of 2016, the company implemented an interest rate swap program to allow customers to convert variable rate loans to fixed rates. The interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with its derivative counterparties. The changes in the fair value of the swaps offset each other, except for any differences in the credit risk of the counterparties. None of these interest rate swaps are designated or qualify as hedging relationships. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company recorded $0.2 million of customer swap fees in non-interest income for the nine months ended September 30, 2017.
The Company also enters into forward loan sales contracts, which are derived from loans held for sale, or in the Company’s pipeline, to enable those borrowers to manage their exposure to interest rate fluctuations. The forward loan sales derivative contracts are not designated as hedging instruments and all changes in fair value are recognized in non-interest income or non-interest expense during the period of change. For the nine months ended September 30, 2017, the Company recorded $27 thousand in non-interest income and $112 thousand in non-interest expense as a result of changes in fair value of derivatives. For the nine months ended September 30, 2016, the company recorded $27 thousand in non-interest income and $0.1 thousand in non-interest expense as a result of changes in fair value of derivatives.

The Company’s derivative instrument contracts at fair value as well as their classification on the Company's Consolidated Balance Sheet is presented below:

(Dollars in thousands)			September 30, 2017		December 31, 2016
	Number of instruments	Balance Sheet Location	Fair Value	Notional Amount	Fair Value	Notional Amount
Asset derivatives
Derivatives designated as hedging instruments
Interest rate swap	—	Other assets	$—	$—	$130	$120,000
Derivatives not designated as hedging instruments
Forward loan sales contracts	76	Other assets	40	13,091	13	4,205
Interest rate swap	7	Other assets	1,154	39,413	935	24,947
Total asset derivatives			$1,194	$52,504	$1,078	$149,152

Liability derivatives
Derivatives designated as hedging instruments
Interest rate swap	4	Other liabilities	$1,031	$235,000	$378	$115,000
Derivatives not designated as hedging instruments
Forward loan sales contracts	6	Other liabilities	2	1,205	114	11,870
Interest rate swap	7	Other liabilities	1,145	39,413	862	24,947
Total liability derivatives			$2,178	$275,618	$1,354	$151,817

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended September 30, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(82)	Interest income	$171	N/A	$—

(Dollars in thousands)	Nine Months Ended September 30, 2017
Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$117	Interest income	$901	N/A	$—

(Dollars in thousands)	Three Months Ended September 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$(1,336)	Interest income	$613	N/A	$—

(Dollars in thousands)	Nine Months Ended September 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap	$6,345	Interest income	$1,891	N/A	$—
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2017:

				Gross Amounts Not Offset in the Balance Sheets
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Offsetting of derivative assets:
Interest rate swap	$1,154	$—	$1,154	$726	$55	$373
Total	$1,154	$—	$1,154	$726	$55	$373

Offsetting of derivative liabilities:
Interest rate swap	2,176	—	2,176	726	703	$747
Total	$2,176	$—	$2,176	$726	$703	$747
The amount of collateral received and posted disclosed in the table above represents the offset of the assets and liabilities as of September 30, 2017. The actual cash collateral received and posted amounted to $0.3 million and $0.6 million, respectively.
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
As of September 30, 2017, there were eleven derivatives in a $2.2 million net liability position, which includes accrued interest and excludes nonperformance risk, related to these agreements. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and agreements that specify collateral levels to be maintained by the Company and the counterparties. The company has minimum collateral posting thresholds with certain derivative counterparties, and has posted $0.6 million of cash collateral against its obligations under these agreements as of September 30, 2017.

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
The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2017, and statement of income for the three and nine months then ended.
The following discussion pertains to our historical results, which includes the operations of First National Bank of the South, Metro Bank, Turnberry Bank (collectively, the “Failed Banks”), TIB Financial, Capital Bank Corp., Green Bankshares, Southern Community Financial, and CommunityOne subsequent to our acquisition of each such entity. Throughout this discussion, we collectively refer to the above acquisitions as the “acquisitions” and loans acquired as “acquired loans”, and loans that are originated or purchased by Capital Bank Corporation as “originated” loans, and the Office of the Comptroller of the Currency as the “OCC”.
Overview
We are a bank holding company incorporated in late 2009 with the goal of creating a regional banking franchise in the southeastern region of the United States through organic growth and acquisitions of other banks, including failed, underperforming and undercapitalized banks. We have raised $955.6 million to make acquisitions through a series of private placements and an initial public offering of our common stock. Since inception, we have acquired eight depository institutions, including the assets and certain deposits from the Failed Banks. We operate 178 branches in Florida, North and South Carolina, Tennessee, and Virginia. During the nine months ended September 30, 2017, the Company closed and consolidated 18 branches related to cost savings initiatives and the merger of CommunityOne. As such, the Company transferred $18.1 million from fixed assets to premises and equipment held for sale during the nine months ended September 30, 2017.
Proposed merger with First Horizon National Corporation
On May 4, 2017, Capital Bank Financial Corp. issued a press release announcing the execution of an agreement and plan of merger with First Horizon National Corporation (the “First Horizon”) dated May 3, 2017, with First Horizon as the surviving corporation. Subject to terms and conditions of the Merger Agreement, each holder of Capital Bank common stock will be entitled to receive cash or stock with a value equivalent to 1.750 First Horizon shares and $7.90 in cash for each Capital Bank share held, subject to the election allocation and proration provisions of the merger agreement. The transaction has received shareholder approval as well as approval from the Federal Reserve, OCC, and North Carolina Office of the Commissioner of Banks, and remains subject to other customary closing conditions.
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
Quarterly Summary
For the three months ended September 30, 2017, the company recorded net income of $25.8 million, which increased 8% over the previous quarter. GAAP net income per diluted share was $0.48. Core net income decreased to $26.5 million, down 1% sequentially. Core net income per diluted share was $0.50. Core pre-tax adjustments for the third quarter of 2017 included $0.6 million of branch closure expenses and $0.6 million of merger related expenses, partially offset by $0.1 million gain on investment securities. The reconciliation of non-GAAP financial measures (including core net income, core net income per diluted share, and core ROA) are included in tabular form in the “Financial Condition” section below.

Highlights of the quarter include:

•	Reported ROA of 1.02%, up 7 bps quarter over quarter;

•	Reported efficiency ratio of 56.6%; down 365 bps quarter over quarter;

•	Sustained only temporary disruption in our branch network associated with Hurricane Irma and reopened all but two offices within a matter of days;

•	Shareholders voted to approve merger with First Horizon National Corporation; and

•	Declared quarterly dividend of $0.12 per common share.

Hurricane Irma
On September 10, 2017, Hurricane Irma struck the south coast of Florida, temporarily disrupting our branch network. However within a matter of days, all but two of our offices were back open and assisting customers, while the remaining two offices will open during the fourth quarter. The Company incurred property costs associated with Hurricane Irma of approximately $0.2 million, which are reflected in third quarter results. The Company has also reviewed its lending and deposit portfolio and determined no impairment was indicated at this time as a result of Hurricane Irma. In working with its borrowers and depositors affected by this hurricane, the Company has entered into temporary payment deferral agreements of 90 days or less on loans covering $78.6 million of outstanding principle. Each of these loans were assessed individually and were determined to not be a troubled debt restructuring. The review process is on-going and we will continue to monitor the impact on our loan portfolio.

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
Three months ended September 30, 2017 compared to three months ended June 30, 2017:
Net interest income for the three months ended September 30, 2017 increased by $0.7 million, or 0.8%, to $85.9 million from $85.2 million. The net interest margin declined four basis points to 3.71% from 3.75% and the net interest spread declined six basis points to 3.53% from 3.59%. Loan yields increased twelve basis points to 4.73% from 4.61%. During the quarter, we originated loans of $485.4 million with an average yield of 4.29%, compared to $481.9 million and 4.51% in the prior quarter. The cost of core deposits, which include all checking, savings and money market accounts, excluding brokered, increased two basis points to 0.24% from 0.22%. The cost of total deposits increased seven basis points to 0.48%.

(Dollars in thousands)	Three Months Ended September 30, 2017			Three Months Ended June 30, 2017
	Average Balances	Interest	Yield / Rate	Average Balances	Interest	Yield / Rate
Interest earning assets
Loans (1)	$7,557,263	$90,064	4.73%	$7,515,169	$86,405	4.61%
Investment securities (1)	1,589,185	9,704	2.42%	1,596,382	11,005	2.77%
Interest bearing deposits in other banks	68,435	198	1.15%	42,140	93	0.89%
Other earning assets (2)	28,249	367	5.15%	32,074	388	4.85%
Total interest earning assets(1)	9,243,132	$100,333	4.31%	9,185,765	$97,891	4.27%
Non-interest earning assets	857,224			884,900
Total assets	$10,100,356			$10,070,665
Interest bearing liabilities
Time deposits	$2,274,258	$5,896	1.03%	$2,152,086	$4,789	0.89%
Money market	1,858,223	2,451	0.52%	1,787,200	1,963	0.44%
Interest bearing demand	1,839,844	1,296	0.28%	1,914,622	1,255	0.26%
Savings	477,530	219	0.18%	488,123	220	0.18%
Total interest bearing deposits	6,449,855	9,862	0.61%	6,342,031	8,227	0.52%
Short-term borrowings and FHLB advances	480,830	1,457	1.20%	568,575	1,433	1.01%
Long-term borrowings	118,423	2,476	8.30%	117,576	2,384	8.13%
Total interest bearing liabilities	7,049,108	$13,795	0.78%	7,028,182	$12,044	0.69%
Non-interest bearing demand	1,636,625			1,655,233
Other liabilities	70,245			64,318
Shareholders’ equity	1,344,378			1,322,932
Total liabilities and shareholders’ equity	$10,100,356			$10,070,665
Net interest income and spread(1)		$86,538	3.53%		$85,847	3.59%
Net interest margin(1)			3.71%			3.75%

Net interest income (FTE)(1)		$86,538			$85,847
Tax equivalent adjustment		(622)			(605)
Net interest income		$85,916			$85,242
(1)Presented on a fully tax equivalent basis.
(2)Includes Federal Home Loan Bank stocks.

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended September 30, 2017 Compared to Three Months Ended June 30, 2017 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$486	$3,173	$3,659
Investment securities (1)	(49)	(1,252)	(1,301)
Interest bearing deposits in other banks	70	35	105
Other earning assets (2)	(48)	27	(21)
Total interest income	459	1,983	2,442
Interest expense
Time deposits	283	824	1,107
Money market	81	407	488
Interest bearing demand	(50)	91	41
Savings	(5)	4	(1)
Short-term borrowings and FHLB advances	(241)	265	24
Long-term borrowings	17	75	92
Total interest expense	85	1,666	1,751
Change in net interest income	$374	$317	$691

(1)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

(2)	Includes Federal Home Loan Bank stocks.
Three months ended September 30, 2017 compared to three months ended September 30, 2016:
Net interest income for the three months ended September 30, 2017 increased by $23.3 million, or 37.2%, to $85.9 million from $62.6 million. The increase was due to the acquisition of CommunityOne and organic loan growth.The net interest margin increased thirteen basis points to 3.71% from 3.58% and the net interest spread increased ten basis points to 3.53% from 3.43%. Loan yields increased thirty three basis points to 4.73% from 4.40%. During the quarter, we originated loans of $485.4 million with an average yield of 4.29%, compared to $471.5 million with an average yield of 3.84%, during the three months ended September 30, 2016. Investment securities yields declined one basis point to 2.42% . The cost of core deposits increased five basis points to 0.24%. The cost of total deposits increased seven basis points to 0.48%. Total funding cost increased twelve basis points to 0.63% .

(Dollars in thousands)	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average Balances	Interest	Yield / Rate	Average Balances	Interest	Yield / Rate
Interest earning assets
Loans (1)	$7,557,263	$90,064	4.73%	$5,786,171	$64,055	4.40%
Investment securities (1)	1,589,185	9,704	2.42%	1,133,031	6,924	2.43%
Interest bearing deposits in other banks	68,435	198	1.15%	60,373	69	0.45%
Other earning assets (2)	28,249	367	5.15%	29,788	337	4.50%
Total interest earning assets(1)	9,243,132	100,333	4.31%	7,009,363	71,385	4.05%
Non-interest earning assets	857,224			583,413
Total assets	$10,100,356			$7,592,776
Interest bearing liabilities
Time deposits	$2,274,258	$5,896	1.03%	$1,613,502	$3,992	0.98%
Money market	1,858,223	2,451	0.52%	1,225,743	1,132	0.37%
Interest bearing demand	1,839,844	1,296	0.28%	1,444,305	752	0.21%
Savings	477,530	219	0.18%	404,187	205	0.20%
Total interest bearing deposits	6,449,855	9,862	0.61%	4,687,737	6,081	0.52%
Short-term borrowings and FHLB advances	480,830	1,457	1.20%	558,313	635	0.45%
Long-term borrowings	118,423	2,476	8.30%	87,095	1,586	7.24%
Total interest bearing liabilities	7,049,108	13,795	0.78%	5,333,145	8,302	0.62%
Non-interest bearing demand	1,636,625			1,188,771
Other liabilities	70,245			48,997
Shareholders’ equity	1,344,378			1,021,863
Total liabilities and shareholders’ equity	$10,100,356			$7,592,776
Net interest income and spread(1)		$86,538	3.53%		$63,083	3.43%
Net interest margin(1)			3.71%			3.58%

Net interest income (FTE)(1)		$86,538			$63,083
Tax equivalent adjustment		(622)			(456)
Net interest income		$85,916			$62,627
(1)Presented on a fully tax equivalent basis.
(2)Includes Federal Home Loan Bank stocks.

Rate/Volume Analysis

(Dollars in thousands)	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$20,807	$5,202	$26,009
Investment securities (1)	2,785	(5)	2,780
Interest bearing deposits in other banks	10	119	129
Other earning assets (2)	(18)	48	30
Total interest income	23,584	5,364	28,948
Interest expense
Time deposits	1,705	199	1,904
Money market	721	598	1,319
Interest bearing demand	238	306	544
Savings	35	(21)	14
Short-term borrowings and FHLB advances	(99)	921	822
Long-term borrowings	630	260	890
Total interest expense	3,230	2,263	5,493
Change in net interest income	$20,354	$3,101	$23,455

(1)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

(2)	Includes Federal Home Loan Bank stocks.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016:
Net interest income for the nine months ended September 30, 2017 increased by $67.8 million, or 36.5%, to $253.3 million from $185.5 million. The increase was due to the acquisition of CommunityOne and higher organic loan growth . The net interest margin increased twelve basis points to 3.73% from 3.61% and the net interest spread increased to 3.57% from 3.47%. Loan yields increased to 4.64% from 4.47% due to higher average yield on loan originations. During the nine months ended September 30, 2017, we originated loans of $1,472.0 million with an average yield of 4.33%, compared to $1,241.2 million with an average yield of 3.73% during the nine months ended September 30, 2016. The cost of core deposits increased four basis points to 0.22%. The cost of total deposits decreased two basis points to 0.43%. Total funding cost increased six basis points to 0.57%.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average Balances	Interest	Yield/Rate	Average Balances	Interest	Yield/Rate
Interest earning assets
Loans (1)	$7,494,448	$260,222	4.64%	$5,684,143	$190,063	4.47%
Investment securities (1)	1,562,781	30,022	2.57%	1,129,129	20,020	2.37%
Interest bearing deposits in other banks	56,319	388	0.92%	66,100	227	0.46%
Other earning assets (2)	29,789	1,113	4.99%	27,216	981	4.81%
Total interest earning assets(1)	9,143,337	291,745	4.27%	6,906,588	$211,291	4.09%
Non-interest earning assets	883,562			602,904
Total assets	$10,026,899			$7,509,492
Interest bearing liabilities
Time deposits	$2,189,869	$15,224	0.93%	$1,640,959	$12,130	0.99%
Money market	1,807,885	6,171	0.46%	1,219,227	3,227	0.35%
Interest bearing demand	1,892,081	3,689	0.26%	1,422,389	2,149	0.20%
Savings	486,668	659	0.18%	411,729	640	0.21%
Total interest bearing deposits	6,376,503	25,743	0.54%	4,694,304	18,146	0.52%
Short-term borrowings and FHLB advances	514,303	3,777	0.98%	501,892	1,680	0.45%
Long-term borrowings	117,587	7,140	8.12%	86,860	4,644	7.14%
Total interest bearing liabilities	7,008,393	36,660	0.70%	5,283,056	24,470	0.62%
Non-interest bearing demand	1,629,334			1,171,599
Other liabilities	66,787			44,594
Shareholders’ equity	1,322,385			1,010,244
Total liabilities and shareholders’ equity	$10,026,899			$7,509,493
Net interest income and spread(1)		$255,085	3.57%		$186,821	3.47%
Net interest margin(1)			3.73%			3.61%

Net interest income (FTE)(1)		$255,085			$186,821
Tax equivalent adjustment		(1,811)			(1,312)
Net interest income		$253,274			$185,509
(1)Presented on a fully tax equivalent basis.
(2)Includes Federal Home Loan Bank stocks.

(Dollars in thousands)	Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 Due to changes in:
	Average Volume	Average Yield / Rate	Net Increase (Decrease)
Interest income
Loans (1)	$62,607	$7,552	$70,159
Investment securities (1)	8,216	1,786	10,002
Interest bearing deposits in other banks	(38)	199	161
Other earning assets (2)	95	36	131
Total interest income	70,880	9,573	80,453
Interest expense
Time deposits	3,852	(759)	3,093
Money market	1,840	1,104	2,944
Interest bearing demand	819	721	1,540
Savings	108	(89)	19
Short-term borrowings and FHLB advances	43	2,054	2,097
Long-term borrowings	1,804	692	2,496
Total interest expense	8,466	3,723	12,189
Change in net interest income	$62,414	$5,850	$68,264

(1)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax-exempt interest on tax-exempt investment securities and loans to a fully taxable basis.

(2)	Includes Federal Home Loan Bank stocks.
Provision for Loan and Lease Losses
The following table presents the provision for loan and lease losses for PCI and non-PCI Loans for the three and nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Provision (reversal) for loan and lease losses on PCI Loans	$167	$(48)	$1,171	$(835)
Provision for loan and lease losses on non-PCI Loans	2,875	634	7,566	3,968
Provision for Loan and Lease Losses	$3,042	$586	$8,737	$3,133
Three months ended September 30, 2017 compared to three months ended September 30, 2016:
The provision for loan and lease losses for the three months ended September 30, 2017 was $3.0 million compared to $0.6 million for the three months ended September 30, 2016. The change is primarily due to an increase in the provision on non-PCI loans to $2.9 million for the three months ended September 30, 2017, as compared to $0.6 million for the three months ended September 30, 2016. The increase in the provision on non-PCI loans is due to a combination of stronger new loan production and higher charge-offs for the three months ended September 30, 2017, as compared to 2016. In addition, the provision expense was lower for the three months ended September 30, 2016 due to a decline in reserve levels during the quarter driven by lower historical peer bank losses.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016:
The provision for loan and lease losses for the nine months ended September 30, 2017 was $8.7 million compared to a provision of $3.1 million for the nine months ended September 30, 2016. The provision on non-PCI loans increased to $7.6 million for the nine months ended September 30, 2017, from $4.0 million for the nine months ended September 30, 2016. The increase in provision on non-PCI loans is due to a combination of stronger new loan production and higher charge-offs for the nine months ended September 30, 2017, as compared to 2016. The provision on PCI loans increased to $1.2 million for the nine months ended September 30, 2017, as compared to a reversal of $0.8 million for the nine months ended September 30, 2016. The increase in provision on PCI loans for the nine months ended September 30, 2017 as compared to 2016, is due primarily to impairment in a new pool of loans established upon the acquisition of CommunityOne.

The table below illustrates the impact of our third quarter of 2017 estimates of expected cash flows on PCI Loans on impairment and prospective yield:

(Dollars in thousands)		Weighted Average Prospective Yields
	Cumulative Impairment	Based on Original Estimates of Expected Cash Flows	Based on Most Recent Estimates of Expected Cash Flows	Loan Balance	Weighted Average Note Rate	Weighted Average Life (Years)
PCI loans	$24,186	5.73%	8.07%	$755,194	4.93%	2.48
Non-interest Income
Three months ended September 30, 2017 compared to three months ended September 30, 2016:
Non-interest income increased $2.4 million, to $14.8 million for the three months ended September 30, 2017 from $12.4 million for the three months ended September 30, 2016. The increase was mainly due to the acquisition of CommunityOne and includes a $1.4 million increase in debit card income, a $0.5 million increase in service charges, and a $0.4 million increase in other income (includes credit card and merchant service income).
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016:
Non-interest income increased $19.8 million, or 73.6%, to $46.6 million for the nine months ended September 30, 2017 from $26.9 million for the nine months ended September 30, 2016. The increase was mainly driven by the absence of $9.2 million related to the termination of the loss share agreements, and higher debit card income of $4.9 million and service charge income of $1.8 million related to the acquisition of CommunityOne.
The following table sets forth the components of non-interest income for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service charges on deposit accounts	$5,311	$4,777	$15,923	$14,074
Debit card income	4,822	3,389	14,638	9,710
Fees on mortgage loans originated and sold	931	1,334	3,329	3,445
Investment advisory and trust fees	537	290	1,774	1,242
Termination of loss share agreements	—	—	—	(9,178)
Investment securities gains, net	98	71	235	228
OREO revenues	85	72	461	264
Earnings on bank owned life insurance policies	615	342	2,034	1,125
Participated loan fees	687	626	2,180	1,898
Wire transfer fees	230	204	713	620
Fee income interest rate swaps	—	243	247	525
Other income	1,457	1,022	5,091	2,905
Total non-interest income	$14,773	$12,370	$46,625	$26,858
Non-interest Expense
Three months ended September 30, 2017 compared to three months ended September 30, 2016:
Non-interest expense increased $9.5 million, or 19.9%, to $57.0 million for the three months ended September 30, 2017 from $47.5 million for the three months ended September 30, 2016. The increase was mainly due to $5.8 million in additional employee compensation, $0.7 million in restructuring charges and $1.6 million in occupancy and equipment expense, which were mostly related to the acquisition of CommunityOne.
Our efficiency ratios for the three months ended September 30, 2017 and 2016 were 56.59% and 63.38%, respectively. Our core efficiency ratios for the three months ended September 30, 2017 and 2016 were 55.44% and 61.06%, respectively.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016:
Non-interest expense increased $41.7 million, or 30.0%, to $180.7 million for the nine months ended September 30, 2017 from $139.0 million for the nine months ended September 30, 2016. The increase was mainly driven by an increase of $20.3 million in salaries and employee benefits, $5.5 million in restructuring charges and $4.3 million in occupancy and equipment expenses, which were mostly related to the acquisition of CommunityOne.
Our efficiency ratios for the nine months ended September 30, 2017 and 2016 were 60.24% and 65.45%, respectively. Our core efficiency ratios for the nine months ended September 30, 2017 and 2016 were 56.90% and 60.58%, respectively.
The following table sets forth the components of non-interest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Salaries and employee benefits	$26,708	$20,935	$83,536	$63,236
Stock-based compensation expense	1,441	790	3,305	1,574
Net occupancy and equipment expense	8,894	7,340	26,712	22,398
Computer services	3,794	3,153	11,947	10,002
Software expense	2,524	1,948	7,759	5,984
Telecommunication expense	1,968	1,790	6,331	4,880
OREO valuation expense	249	742	758	2,328
Net losses (gains) on sales of OREO	1	(159)	(511)	(1,251)
Foreclosed asset related expense	487	397	1,227	1,081
Loan workout expense	281	206	763	521
Conversion and merger related expense, net	591	394	4,609	3,317
Professional fees	2,071	1,642	5,967	4,607
Restructuring charges, net	595	(113)	5,485	34
Legal settlement expense	—	1,500	45	1,500
Regulatory assessments	1,020	841	2,884	3,375
Amortization of intangibles	1,662	923	4,992	2,774
Other expense	4,698	5,201	14,863	12,644
Total non-interest expense	$56,984	$47,530	$180,672	$139,004

The core efficiency ratio, which equals core non-interest expense divided by core net revenues (net interest income plus core non-interest income), for the three and nine months ended September 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income	$85,916	$62,627	$253,274	$185,509

Reported non-interest income	$14,773	$12,370	$46,625	$26,858
Less: Termination of loss share agreements	—	—	—	(9,178)
Securities gains	98	71	235	228
Core non-interest income	$14,675	$12,299	$46,390	$35,808

Reported non-interest expense	$56,984	$47,530	$180,672	$139,004
Less: Restructuring charges, net	595	(113)	5,485	34
Conversion costs and merger tax deductible, net	589	331	3,389	2,319
Conversion costs and merger non-tax deductible	2	61	1,220	996
Severance expense	33	—	33	75
Legal settlement	—	1,500	45	1,500
Core non-interest expense	$55,765	$45,751	$170,500	$134,080

Efficiency ratio(1)	56.59%	63.38%	60.24%	65.45%
Core efficiency ratio(2)	55.44%	61.06%	56.90%	60.58%

(1)	Efficiency Ratio: Non-interest expense / (Non-interest income + Net interest income)

(2)	Core Efficiency Ratio: Core non-interest expense / (Core non-interest income + Net interest income)

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
Income Taxes
The provision for income taxes was $14.9 million and $40.0 million for the three and nine months ended September 30, 2017, respectively. The effective income tax rate was 37% and 36% for these periods, respectively.
At September 30, 2017 and December 31, 2016, the Company had no material amounts recorded for uncertain tax positions and no material unrecognized tax benefits. We do not expect to identify any material unrecognized tax benefits during the next 12 months.
Refer to Note 12. Income Taxes to our Consolidated Financial Statements for further information on our provision for income taxes.
Financial Condition
Our assets totaled $10.1 billion at September 30, 2017 and $9.9 billion at December 31, 2016. Total loans increased $206.4 million to $7.6 billion at September 30, 2017 compared to $7.4 billion at December 31, 2016. The increase in loans was due to loan originations of $1,472.0 million, partially offset by $96.3 million in resolutions of problem loans and $1,169.3 million in net principal repayments. Investment and trading securities increased by $192.2 million mainly due to $359.2 million of investment purchases and $9.7 million change in market valuation on available for sale investment securities, partially offset by $176.9 million of principal reductions and amortization. Total deposits increased by $241.0 million or 3.1% to $8.1 billion at September 30, 2017 compared to $7.9 billion at December 31, 2016. Core deposits, which include all checking, savings and money market accounts, excluding brokered, increased by $16.2 million. Non-interest bearing checking accounts increased $41.4 million, interest bearing demand deposits decreased by $84.0 million, money market balances increased $84.1 million and savings deposits decreased by $25.2 million. Core deposits represent 70.0% and 72.0% of total deposits at September 30, 2017 and December 31, 2016, respectively. Brokered deposits and time deposits increased by $224.8 million. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $594.3 million and $681.3 million at

September 30, 2017 and December 31, 2016, respectively. FHLB advances decreased by $105.2 million to $440.5 million at September 30, 2017 compared to $545.7 million at December 31, 2016.
Shareholders’ equity was $1.4 billion at September 30, 2017 and $1.3 billion at December 31, 2016. The Company’s Board of Directors has authorized a stock repurchase plan of up to $400.0 million. Stock repurchases may be made from time to time, on the open market or in privately negotiated transactions. The approved stock repurchase program does not obligate the Company to repurchase any particular amount of shares, and the programs may be extended, modified, suspended, or discontinued at any time.
As of September 30, 2017, the Company has repurchased a total of $312.4 million, or 12,739,763 common shares at an average price of $24.52 per share, and had $87.6 million remaining under the current board authorized stock repurchase program.
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

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income	$25,758	$18,511	$70,447	45,812
Adjustments
Non-interest income
Termination of loss share agreements	—	—	—	9,178
Less: Securities gains, net(1)	(98)	(71)	235	(228)
Non-interest expense
Legal settlement(1)	—	1,500	45	1,500
Tax adjustment		(1,067)		(1,067)
Severance expense(1)	33	—	33	75
Conversion costs and merger tax deductible(1)	589	331	3,389	2,319
Conversion costs and merger non-tax deductible	2	61	1,220	996
Restructuring charges, net(1)	595	(113)	5,485	34
Tax effect of adjustments(1)	(428)	(629)	(3,801)	(4,922)
Core Net Income	$26,451	$18,523	$77,053	$53,697

Diluted shares	53,226	44,118	53,204	44,068
Core Net Income per share	$0.50	$0.42	$1.45	$1.22
Average Assets	$10,100,356	$7,592,776	$10,026,899	$7,509,492
ROA(2)	1.02%	0.98%	0.94%	0.81%
Core ROA(3)	1.05%	0.98%	1.02%	0.95%

(1)	Tax effected at a blended income tax rate of 38%.

(2)	ROA: Annualized net income / Average assets.

(3)	Core ROA: Annualized core net income / Average assets.

Loans
Our loan portfolio is our largest earning asset. Our strategy is to increase the loan portfolio by originating commercial and consumer loans that we believe to be of high quality, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives.

The following table sets forth the carrying amounts of our loan portfolio:

(Dollars in thousands)	September 30, 2017		December 31, 2016		Year to Date Change
	Amount	Percent	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$1,293,647	17.0%	$1,130,883	15.3%	$162,764	14.4%
Other commercial construction and land	402,250	5.3%	327,622	4.4%	74,628	22.8%
Multifamily commercial real estate	148,192	1.9%	117,515	1.6%	30,677	26.1%
1-4 family residential construction and land	143,807	1.9%	140,030	1.9%	3,777	2.7%
Total commercial real estate	1,987,896	26.1%	1,716,050	23.2%	271,846	15.8%
Owner occupied commercial real estate	1,226,211	16.1%	1,321,405	17.8%	(95,194)	(7.2)%
Commercial and industrial	1,502,939	19.7%	1,468,874	19.8%	34,065	2.3%
Total commercial	2,729,150	35.8%	2,790,279	37.6%	(61,129)	(2.2)%
1-4 family residential	1,787,690	23.5%	1,714,702	23.1%	72,988	4.3%
Home equity loans	481,696	6.3%	507,759	6.9%	(26,063)	(5.1)%
Other consumer loans	384,728	5.1%	448,972	6.1%	(64,244)	(14.3)%
Total consumer	2,654,114	34.9%	2,671,433	36.1%	(17,319)	(0.6)%
Other	241,440	3.2%	228,430	3.1%	13,010	5.7%
Total loans	$7,612,600	100.0%	$7,406,192	100.0%	$206,408	2.8%

The following tables set forth the carrying amounts of our non-PCI and PCI loan portfolio by category:

(Dollars in thousands)	September 30, 2017
	Non-PCI Loans
	Originated	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$891,125	$199,244	$203,278	$1,293,647
Other commercial construction and land	280,126	77,414	44,710	402,250
Multifamily commercial real estate	118,128	14,138	15,926	148,192
1-4 family residential construction and land	132,701	10,812	294	143,807
Total commercial real estate	1,422,080	301,608	264,208	1,987,896
Owner occupied commercial real estate	908,549	168,521	149,141	1,226,211
Commercial and industrial	1,367,979	75,988	58,972	1,502,939
Total commercial	2,276,528	244,509	208,113	2,729,150
1-4 family residential	1,129,241	478,755	179,694	1,787,690
Home equity loans	186,606	239,910	55,180	481,696
Other consumer loans	295,719	67,492	21,517	384,728
Total consumer	1,611,566	786,157	256,391	2,654,114
Other	207,672	7,286	26,482	241,440
Total loans	$5,517,846	$1,339,560	$755,194	$7,612,600

(Dollars in thousands)	December 31, 2016
	Non PCI Loans
	Originated	Acquired	PCI Loans	Total
Non-owner occupied commercial real estate	$680,044	$221,304	$229,535	$1,130,883
Other commercial construction and land	182,486	73,248	71,888	327,622
Multifamily commercial real estate	77,694	19,108	20,713	117,515
1-4 family residential construction and land	105,816	33,831	383	140,030
Total commercial real estate	1,046,040	347,491	322,519	1,716,050
Owner occupied commercial real estate	901,957	239,982	179,466	1,321,405
Commercial and industrial	1,283,012	96,494	89,368	1,468,874
Total commercial	2,184,969	336,476	268,834	2,790,279
1-4 family residential	994,323	505,420	214,959	1,714,702
Home equity loans	172,883	268,093	66,783	507,759
Other consumer loans	330,423	88,134	30,415	448,972
Total consumer	1,497,629	861,647	312,157	2,671,433
Other	185,839	9,776	32,815	228,430
Total loans	$4,914,477	$1,555,390	$936,325	$7,406,192
During the nine months ended September 30, 2017, our loan portfolio increased by $206.4 million, as $1,472.0 million of loan fundings were partially offset by $96.3 million in resolutions of problem loans and $1,169.3 million in net principal repayments. Non-PCI loans represent 90.1% of our total loan portfolio as compared to 87.4% at December 31, 2016.
The composition of loan originations is indicative of our business strategy of emphasizing commercial and industrial and consumer loans. As illustrated in the table below, commercial loans and consumer and other loans represented approximately 33.0% and 27.6%, respectively, of loan originations for the nine months ended September 30, 2017. We expect that this production will be more balanced going forward, as we expect commercial real estate to comprise a larger proportion of the loan production.
The following table sets forth our loan originations (excluding renewals of existing loans) segmented by loan type:

(Dollars in thousands)	Nine Months Ended
	September 30, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
Non-owner occupied commercial real estate	$255,815	17.4%	$148,055	11.8%
Other commercial construction and land	219,933	14.9%	127,228	10.3%
Multifamily commercial real estate	34,193	2.3%	8,585	0.7%
1-4 family residential construction and land	70,659	4.8%	61,674	5.0%
Total commercial real estate	580,600	39.4%	345,542	27.8%
Owner occupied commercial real estate	97,537	6.6%	85,349	6.9%
Commercial and industrial	388,157	26.4%	413,446	33.3%
Total commercial	485,694	33.0%	498,795	40.2%
1-4 family residential	264,486	18.0%	278,699	22.5%
Home equity loans	41,888	2.9%	38,735	3.1%
Other consumer loans	73,789	5.0%	38,465	3.1%
Total consumer	380,163	25.9%	355,899	28.7%
Other	25,559	1.7%	40,956	3.3%
Total loans	$1,472,016	100.0%	$1,241,192	100.0%
We underwrite commercial real estate loans based on the value of the collateral, the ratio of debt service to property income and the creditworthiness of tenants. Due to the inherent risk of commercial real estate lending, we underwrite loans selectively. Accordingly, we have reduced the concentration in our portfolio over time, which had characterized our acquired loan portfolios.

Florida, North Carolina, South Carolina, Georgia and Tennessee accounted for 27.6%, 38.4%, 10.4%, 0.3% and 23.3% of our originated loan portfolio, respectively, for the nine months ended September 30, 2017. Florida, North Carolina, South Carolina, and Tennessee accounted for 34.5%, 27.6%, 9.6% and 28.3% of our originated loan portfolio, respectively, for the nine months ended September 30, 2016.
Asset Quality
Consistent with our strategy of operating with a sound risk profile, we focus on originating loans we believe to be of high quality, and disposing of non-performing assets rapidly and at reasonable valuations. To achieve these objectives, we underwrite loans and manage existing loans in accordance with our underwriting standards under the direction of our Chief Credit Officer. Additionally, we have assigned senior credit officers to oversee the Florida, Tennessee and Carolinas markets, and we have established a special assets division to dispose of legacy problem loans and OREO.
As of September 30, 2017, total loans were $7.6 billion, of which 0.3% were past due 30-89 days, 0.6% were nonperforming PCI (of which 0.1% were >90 days past due and still accreting) and 0.2% were nonaccrual. As of December 31, 2016, total loans were $7.4 billion, of which 0.3% were past due 30-89 days, 0.9% were nonperforming PCI (of which 0.2% were >90 days past due and still accreting) and 0.2% were nonaccrual.
At September 30, 2017, 9.9% of loans were acquired impaired loans. We applied acquisition accounting adjustments to the acquired loans to reflect estimates at the time of acquisition of the expected lifetime losses of such loans.
Loan Credit Quality Summary
The table below summarizes key loan credit quality indicators as of the dates indicated:

(Dollars in thousands)	September 30, 2017				December 31, 2016
	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual	Balance	% 30-89 Days Past Due	% Nonperforming PCI Loans	% Non- accrual

Non-owner occupied commercial real estate	$1,293,647	—%	0.2%	0.2%	$1,130,883	—%	0.4%	0.2%
Other commercial construction and land	402,250	0.1%	0.9%	—%	327,622	0.2%	3.4%	0.1%
Multifamily commercial real estate	148,192	—%	0.1%	—%	117,515	—%	0.6%	—%
1-4 family residential construction and land	143,807	—%	—%	—%	140,030	0.1%	—%	—%
Total commercial real estate	1,987,896	—%	0.3%	0.1%	1,716,050	—%	1.0%	0.2%
Owner occupied commercial real estate	1,226,211	0.2%	0.6%	0.4%	1,321,405	0.2%	0.7%	0.2%
Commercial and industrial loans	1,502,939	—%	1.1%	0.2%	1,468,874	—%	1.1%	—%
Total commercial	2,729,150	0.1%	0.9%	0.3%	2,790,279	0.1%	0.9%	0.1%
1-4 family residential	1,787,690	0.1%	0.6%	0.1%	1,714,702	0.2%	0.8%	0.1%
Home equity loans	481,696	0.7%	0.6%	0.6%	507,759	0.4%	0.7%	0.3%
Other consumer loans	384,728	2.9%	0.5%	0.9%	448,972	2.3%	0.4%	0.5%
Total consumer	2,654,114	0.6%	0.6%	0.3%	2,671,433	0.6%	0.7%	0.2%
Other	241,440	0.1%	0.1%	—%	228,430	—%	0.5%	—%
Total loans	$7,612,600	0.3%	0.6%	0.2%	$7,406,192	0.3%	0.9%	0.2%
Total non-performing loans as of September 30, 2017 declined by $11.3 million, or 15.1%, to $63.8 million as compared to $75.1 million at December 31, 2016. The change in non-performing loans during the nine months ended September 30, 2017 was attributable to $20.7 million in resolutions and $6.3 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures. Partially offsetting these decreases were $15.7 million of loans that became non-performing.
During the nine months ended September 30, 2017, of the loans we foreclosed, or received deeds in lieu of foreclosure, approximately $3.5 million consisted of residential loans and $2.1 million consisted of commercial real estate loans.

The customer-owed principal balances and carrying amounts as of September 30, 2017 and December 31, 2016 are set forth in the tables below:

(Dollars in thousands)	September 30, 2017
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Non-owner occupied commercial real estate	$1,415,430	$1,293,647	91.4%	$4,591	0.4%
Other commercial construction and land	787,084	402,250	51.1%	3,807	0.9%
Multifamily commercial real estate	164,008	148,192	90.4%	139	0.1%
1-4 family residential construction and land	203,986	143,807	70.5%	—	—%
Total commercial real estate	2,570,508	1,987,896	77.3%	8,537	0.4%
Owner occupied commercial real estate	1,328,670	1,226,211	92.3%	11,765	1.0%
Commercial and industrial loans	1,636,564	1,502,939	91.8%	18,922	1.3%
Total commercial	2,965,234	2,729,150	92.0%	30,687	1.1%
1-4 family residential	1,907,033	1,787,690	93.7%	12,952	0.7%
Home equity loans	549,330	481,696	87.7%	5,968	1.2%
Other consumer loans	417,577	384,728	92.1%	5,483	1.4%
Total consumer	2,873,940	2,654,114	92.4%	24,403	0.9%
Other	260,185	241,440	92.8%	174	0.1%
Total Loans	$8,669,867	$7,612,600	87.8%	$63,801	0.8%

(1)	The carrying amount represents a discount from the total gross customer balance of $1,057.3 million or 12.2%.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

(Dollars in thousands)	December 31, 2016
	Gross Customer Balance Owed	Carrying Amount (1)	Carrying Amount as a Percentage of Customer Balance	Carrying Amount of Noncurrent Loans (2)	Carrying Amount of Noncurrent Loans as a Percentage of Carrying Amount
Non-owner occupied commercial real estate	$1,257,156	$1,130,883	90.0%	$7,170	0.6%
Other commercial construction and land	735,457	327,622	44.5%	11,482	3.5%
Multifamily commercial real estate	133,578	117,515	88.0%	721	0.6%
1-4 family residential construction and land	199,232	140,030	70.3%	—	—%
Total commercial real estate	2,325,423	1,716,050	73.8%	19,373	1.1%
Owner occupied commercial real estate	1,437,417	1,321,405	91.9%	12,740	1.0%
Commercial and industrial loans	1,658,413	1,468,874	88.6%	17,099	1.2%
Total commercial	3,095,830	2,790,279	90.1%	29,839	1.1%
1-4 family residential	1,831,407	1,714,702	93.6%	15,367	0.9%
Home equity loans	583,204	507,759	87.1%	5,243	1.0%
Other consumer loans	508,326	448,972	88.3%	4,120	0.9%
Total consumer	2,922,937	2,671,433	91.4%	24,730	0.9%
Other	247,782	228,430	92.2%	1,174	0.5%
Total Loans	$8,591,972	$7,406,192	86.2%	$75,116	1.0%

(1)	The carrying amount represents a discount from the total gross customer balance of $1,185.8 million, or 13.8%.

(2)	Includes loans greater than 90 days past due, and nonperforming loans less than 90 days past due.

Allowance and Provision for Loan and Lease Losses
At September 30, 2017, the allowance for loan and lease losses was $45.4 million, of which $24.2 million was associated with PCI loans and $21.2 million related to non-PCI loans. At September 30, 2017, the allowance for loan and lease losses represents 0.60% of our total $7.6 billion loan portfolio. At December 31, 2016, the allowance for loan and lease losses was $43.1 million, of which $23.0 million was associated with PCI loans and $20.1 million related to non-PCI loans. At December 31, 2016, the allowance for loan and lease losses represented 0.58% of our total $7.4 billion loan portfolio.
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
The provision for loan and lease losses is a charge to income in the current period to establish or replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio for non-PCI loans. A provision for loan and lease losses is also required for any unfavorable changes in expected cash flows related to pools of purchased impaired loans. The provision for loan and lease losses and expectations of cash flows may be impacted by many factors, including changes in the value of real estate collateralizing loans, net charge-offs and credit losses incurred, changes in loans outstanding, changes in impaired loans, historical loss rates and the mix of loan types.
The provision for loan and lease losses in future periods for acquired loans will be most significantly influenced in the short term by the differences between the actual credit losses resulting from the resolution of problem loans and the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition dates. For non-PCI loans, the provision for loan and lease losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted. Refer to Provision for loan and lease losses section for further discussion.
Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan and lease losses at an appropriate level.
The following table presents the roll-forward of the allowance for loan and lease losses for PCI and non-PCI loans for the three and nine months ended September 30, 2017 and 2016 by the class of loans against which the allowance is allocated:

	Three Months Ended
(Dollars in thousands)	September 30, 2017			September 30, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,619	$24,019	$44,638	$21,182	$23,701	$44,883
Charge-offs:
Non-owner occupied commercial real estate	(22)	—	(22)	—	—	—
Other commercial construction and land	1	—	1	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(21)	—	(21)	—	—	—
Owner occupied commercial real estate	1	—	1	—	—	—
Commercial and industrial loans	(133)	—	(133)	(6)	—	(6)
Total commercial	(132)	—	(132)	(6)	—	(6)
1-4 family residential	(1)	—	(1)	(47)	—	(47)
Home equity loans	(209)	—	(209)	(50)	—	(50)
Other consumer loans	(2,145)	—	(2,145)	(1,293)	—	(1,293)
Total consumer	(2,355)	—	(2,355)	(1,390)	—	(1,390)
Other	(426)	—	(426)	(558)	—	(558)
Total charge-offs	(2,934)	—	(2,934)	(1,954)	—	(1,954)
Recoveries:
Non-owner occupied commercial real estate	2	—	2	2	—	2
Other commercial construction and land	—	—	—	37	—	37
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	1	—	1	2	—	2
Total commercial real estate	3	—	3	41	—	41
Owner occupied commercial real estate	12	—	12	—	—	—
Commercial and industrial loans	268	—	268	22	—	22
Total commercial	280	—	280	22	—	22
1-4 family residential	15	—	15	26	—	26
Home equity loans	126	—	126	66	—	66
Other consumer loans	122	—	122	164	—	164
Total consumer	263	—	263	256	—	256
Other	136	—	136	150	—	150
Total recoveries	682	—	682	469	—	469
Net charge-offs	(2,252)	—	(2,252)	(1,485)	—	(1,485)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(88)	351	263	(96)	69	(27)
Other commercial construction and land	(142)	(1,527)	(1,669)	(102)	447	345
Multifamily commercial real estate	(21)	30	9	(9)	12	3
1-4 family residential construction and land	(139)	—	(139)	(31)	(111)	(142)
Total commercial real estate	(390)	(1,146)	(1,536)	(238)	417	179
Owner occupied commercial real estate	(119)	(226)	(345)	(183)	4	(179)
Commercial and industrial loans	155	163	318	(695)	122	(573)
Total commercial	36	(63)	(27)	(878)	126	(752)
1-4 family residential	(272)	235	(37)	(148)	(431)	(579)
Home equity loans	20	(107)	(87)	15	(136)	(121)
Other consumer loans	3,178	1,239	4,417	1,461	(29)	1,432
Total consumer	2,926	1,367	4,293	1,328	(596)	732
Other	303	9	312	422	5	427
Total provision (reversal) for loan and lease losses	2,875	167	3,042	634	(48)	586
Allowance for loan and lease losses at the end of the period	$21,242	$24,186	$45,428	$20,331	$23,653	$43,984

	Nine Months Ended
(Dollars in thousands)	September 30, 2017			September 30, 2016
	Non-PCI	PCI	Total	Non-PCI	PCI	Total
Allowance for loan and lease losses at the beginning of the period	$20,050	$23,015	$43,065	$20,546	$24,488	$45,034
Charge-offs:
Non-owner occupied commercial real estate	(22)	—	(22)	(2)	—	(2)
Other commercial construction and land	(6)	—	(6)	—	—	—
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	—	—	—	—	—	—
Total commercial real estate	(28)	—	(28)	(2)	—	(2)
Owner occupied commercial real estate	(5)	—	(5)	(80)	—	(80)
Commercial and industrial loans	(385)	—	(385)	(510)	—	(510)
Total commercial	(390)	—	(390)	(590)	—	(590)
1-4 family residential	(3)	—	(3)	(47)	—	(47)
Home equity loans	(365)	—	(365)	(224)	—	(224)
Other consumer loans	(6,340)	—	(6,340)	(3,633)	—	(3,633)
Total consumer	(6,708)	—	(6,708)	(3,904)	—	(3,904)
Other	(1,493)	—	(1,493)	(1,598)	—	(1,598)
Total charge-offs	(8,619)	—	(8,619)	(6,094)	—	(6,094)
Recoveries:
Non-owner occupied commercial real estate	6	—	6	13	—	13
Other commercial construction and land	116	—	116	46	—	46
Multifamily commercial real estate	—	—	—	—	—	—
1-4 family residential construction and land	5	—	5	5	—	5
Total commercial real estate	127	—	127	64	—	64
Owner occupied commercial real estate	55	—	55	—	—	—
Commercial and industrial loans	338	—	338	81	—	81
Total commercial	393	—	393	81	—	81
1-4 family residential	65	—	65	206	—	206
Home equity loans	285	—	285	341	—	341
Other consumer loans	821	—	821	589	—	589
Total consumer	1,171	—	1,171	1,136	—	1,136
Other	554	—	554	630	—	630
Total recoveries	2,245	—	2,245	1,911	—	1,911
Net charge-offs	(6,374)	—	(6,374)	(4,183)	—	(4,183)
Provision (reversal) for loan and lease losses:
Non-owner occupied commercial real estate	(154)	(324)	(478)	(323)	728	405
Other commercial construction and land	(344)	(2,611)	(2,955)	(19)	193	174
Multifamily commercial real estate	18	13	31	(31)	1	(30)
1-4 family residential construction and land	(218)	—	(218)	55	(517)	(462)
Total commercial real estate	(698)	(2,922)	(3,620)	(318)	405	87
Owner occupied commercial real estate	(200)	(255)	(455)	(145)	100	(45)
Commercial and industrial loans	(367)	928	561	291	754	1,045
Total commercial	(567)	673	106	146	854	1,000
1-4 family residential	(527)	670	143	(433)	(1,419)	(1,852)
Home equity loans	5	(112)	(107)	(69)	(645)	(714)
Other consumer loans	8,415	2,830	11,245	3,628	(44)	3,584
Total consumer	7,893	3,388	11,281	3,126	(2,108)	1,018
Other	938	32	970	1,014	14	1,028
Total provision (reversal) for loan and lease losses	7,566	1,171	8,737	3,968	(835)	3,133
Allowance for loan and lease losses at the end of the period	$21,242	$24,186	$45,428	$20,331	$23,653	$43,984

No portion of the allowance allocated to non-PCI loans is in any way restricted to any individual loan or group of non-PCI loans, and the entirety of such allowance is available to absorb probable incurred credit losses from any and all such loans. The following table represents management’s best estimate of the allocation of the allowance for loan and lease losses for non-PCI loans to the various segments of the loan portfolio based on information available as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017			December 31, 2016
	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans	Non-PCI Loan Balance	Allowance for Loan and Lease Losses	Percent of Non-PCI Loans
Non-owner occupied commercial real estate	$1,090,369	$789	0.1%	$901,348	$959	0.1%
Other commercial construction and land	357,540	1,464	0.4%	255,734	1,698	0.7%
Multifamily commercial real estate	132,266	67	0.1%	96,802	49	0.1%
1-4 family residential construction and land	143,513	453	0.3%	139,647	666	0.5%
Total commercial real estate	1,723,688	2,773	0.2%	1,393,531	3,372	0.2%
Owner occupied commercial real estate	1,077,070	992	0.1%	1,141,939	1,142	0.1%
Commercial and industrial	1,443,967	6,116	0.4%	1,379,506	6,530	0.5%
Total commercial	2,521,037	7,108	0.3%	2,521,445	7,672	0.3%
1-4 family residential	1,604,936	1,792	0.1%	1,486,869	2,257	0.2%
Home equity loans	426,516	561	0.1%	440,976	636	0.1%
Other consumer loans	363,211	8,706	2.4%	418,557	5,810	1.4%
Total consumer	2,394,663	11,059	0.5%	2,346,402	8,703	0.4%
Other	214,958	302	0.1%	195,615	303	0.2%
Total loans	$6,854,346	$21,242	0.3%	$6,456,993	$20,050	0.3%

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

The following table summarizes criticized and classified loans at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017 (1)	December 31, 2016 (1)
Non-owner occupied commercial real estate	$24,896	$37,194
Other commercial construction and land	21,582	41,441
Multifamily commercial real estate	1,330	2,191
1-4 family residential construction and land	—	—
Total commercial real estate	47,808	80,826
Owner occupied commercial real estate	50,365	50,469
Commercial and industrial	32,441	54,473
Total commercial	82,806	104,942
1-4 family residential	24,281	31,069
Home equity loans	7,824	9,008
Other consumer loans	5,716	4,180
Total consumer	37,821	44,257
Other	1,368	2,152
Total loans	$169,803	$232,177

(1)	PCI and non-PCI loans are included in the balances presented.
Total criticized and classified loans declined $62.4 million, or 35.8% annualized, during the nine months ended September 30, 2017 as a result of $13.4 million in transfers to other real estate owned and $93.4 million of pay downs, charge offs and upgrades. Loan downgrades of $44.5 million partially offset the decline.
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
Within the context of the accounting for impaired loans described in the preceding paragraph, other than the PCI loans described above, as of September 30, 2017, there were 168 loans individually evaluated for impairment and 90 deemed impaired with a related allowance for loan and lease losses of $0.9 million. At December 31, 2016, there were 137 loans individually evaluated for impairment and 83 deemed impaired with a related allowance for loan and lease losses of $0.3 million.
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

(Dollars in thousands)	September 30, 2017	December 31, 2016
	Total	Total
Total non-accrual loans	$18,126	$11,449
Accruing/accreting loans delinquent 90 days or more	10,522	15,906
Accreting PCI loans <90 days with expected cash flows less than contractual	35,153	47,761
Total non-performing loans	63,801	75,116
Repossessed personal property	332	163
Other real estate owned	44,416	53,482
Total non-performing assets	$108,549	$128,761
Allowance for loan and lease losses	$45,428	$43,065
Non-performing assets as a percent of total assets	1.07%	1.30%
Non-performing loans as a percent of total loans	0.84%	1.01%
Allowance for loan and lease losses as a percent of non-performing loans	71.20%	57.33%
Non-PCI allowance for loan and lease losses as a percent of non-PCI loans	0.31%	0.32%
At September 30, 2017 and December 31, 2016, loans classified as delinquent 90 days or more and accruing/accreting are entirely comprised of components of PCI loan pools. There were no non-PCI loans included in this category at the end of each period presented. In addition to the discussion in the previous section, please refer to Note 5. Loans in our Consolidated Financial Statements for a description of the accounting for pooled PCI loans.
Total non-performing assets at September 30, 2017 declined by $20.2 million to $108.5 million compared to $128.8 million at December 31, 2016, which represents an annualized decline of 20.9%. The change in non-performing assets was attributable to the net decline in non-performing loans and other real estate owned of $11.3 million and $9.1 million, respectively. The net decline in non-performing loans was due to $20.7 million in resolutions and $6.3 million in transfers to other real estate owned through foreclosures or receipt of deeds in lieu of foreclosures, offset by $15.7 million of loans that became non-performing. The decline in other real estate owned was mainly due to sales of $21.7 million.
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
Trading securities related to our non-qualified deferred compensation program and CRA investment fund totaled $4.5 million and $3.8 million at September 30, 2017 and December 31, 2016, respectively.
Our investment securities consisted primarily of U.S. agency mortgage-backed securities, which expose us to a low degree of credit and liquidity risk. The following tables set forth our investment securities as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$60,161	$64,008	5.5%	3.46%	8.76
State and political subdivisions—tax exempt	11,859	11,492	1.0%	1.88%	10.80
Mortgage-backed securities—residential issued by government sponsored entities	1,085,935	1,077,052	93.2%	2.27%	4.59
Industrial revenue bonds	3,069	3,142	0.3%	2.61%	3.52
Total	$1,161,024	$1,155,694	100.0%	2.33%	4.90
Held-to-Maturity
U.S. Government agencies	$9,738	$9,899	2.4%	2.80%	4.89
Corporate bonds	94,004	95,636	23.0%	5.05%	2.85
State and political subdivisions—tax exempt	8,252	8,868	2.2%	3.60%	3.93
State and political subdivisions—taxable	513	524	0.1%	3.98%	1.50
Mortgage-backed securities—residential issued by government sponsored entities	299,544	300,311	72.3%	2.37%	3.62
Total	$412,051	$415,238	100.0%	3.02%	3.48

(Dollars in thousands)	December 31, 2016
Security Type	Amortized Cost	Estimated Fair Value	Percent of Total Portfolio	Yield	Modified Duration in Years
Available-for-Sale
Corporate bonds	$28,354	$28,953	3.2%	3.20%	9.56
State and political subdivisions - tax exempt	11,871	11,077	1.2%	1.88%	11.35
Mortgage-backed securities—residential issued by government sponsored entities	883,802	868,922	95.2%	2.19%	4.95
Industrial revenue bonds	3,239	3,298	0.4%	2.15%	4.12
Total	$927,266	$912,250	100.0%	2.22%	5.20
Held-to-Maturity
U.S. Government agencies	$11,234	$11,311	2.5%	2.81%	5.02
Corporate bonds	94,010	91,988	20.0%	5.05%	3.80
State and political subdivisions—tax exempt	8,069	8,458	1.8%	3.58%	4.66
State and political subdivisions—taxable	520	533	0.1%	3.96%	2.20
Mortgage-backed securities—residential issued by government sponsored entities	350,126	348,621	75.6%	2.33%	3.64
Total	$463,959	$460,911	100.0%	2.92%	3.73

Contractual maturities of investment securities at September 30, 2017 and December 31, 2016 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities which are not due at a single maturity date. The following table segments our investment portfolio by maturity date:

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
September 30, 2017	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$48,258	3.48%	$15,750	3.40%	$—	—%	$64,008	3.46%
State and political subdivisions—tax exempt	—	—%	—	—%	1,495	1.60%	9,997	1.92%	—	—%	11,492	1.88%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	1,077,052	2.27%	1,077,052	2.27%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,142	2.61%	—	—%	3,142	2.61%
Total	$—	—%	$—	—%	$49,753	3.42%	$28,889	2.77%	$1,077,052	2.27%	$1,155,694	2.33%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$9,738	2.80%	$—	—%	$9,738	2.80%
Corporate bonds	—	—%	55,029	5.03%	38,975	5.08%	—	—%	—	—%	94,004	5.05%
State and political subdivisions—tax exempt	696	1.72%	4,774	3.34%	2,782	4.50%	—	—%	—	—%	8,252	3.60%
State and political subdivisions—taxable	—	—%	—	—%	513	3.98%	—	—%	—	—%	513	3.98%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	299,544	2.37%	299,544	2.37%
Total	$696	1.72%	$59,803	4.90%	$42,270	5.02%	$9,738	2.80%	$299,544	2.37%	$412,051	3.02%

(Dollars in thousands)	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Other Securities		Total
December 31, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
Corporate bonds	$—	—%	$—	—%	$—	—%	$28,953	3.20%	$—	—%	$28,953	3.20%
State and political subdivisions - tax exempt	—	—%	—	—%	946	1.60%	10,131	1.91%	—	—%	11,077	1.88%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	868,922	2.19%	868,922	2.19%
Industrial revenue bonds	—	—%	—	—%	—	—%	3,298	2.15%	—	—%	3,298	2.15%
Total	$—	—%	$—	—%	$946	1.60%	$42,382	2.79%	$868,922	2.19%	$912,250	2.22%
Held-to-Maturity
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$11,234	2.81%	$—	—%	$11,234	2.81%
Corporate bonds	—	—%	30,042	5.06%	43,968	4.95%	20,000	5.25%	—	—%	94,010	5.05%
State and political subdivisions—tax exempt	—	—%	4,878	3.18%	3,191	4.20%	—	—%	—	—%	8,069	3.58%
State and political subdivisions—taxable	—	—%	—	—%	—	—%	520	3.96%	—	—%	520	3.96%
Mortgage-backed securities—residential issued by government sponsored entities	—	—%	—	—%	—	—%	—	—%	350,126	2.33%	350,126	2.33%
Total	$—	—%	$34,920	4.80%	$47,159	4.90%	$31,754	4.37%	$350,126	2.33%	$463,959	2.92%
We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of securities may result in impairment charges which may be material to our financial condition and results of operations. More specifically, our impairment analysis is based on the following: (1) whether it is “more likely than not” we would have to sell a security prior to recovery of the amortized cost; (2) whether we intend to sell the security; and (3) whether or not we expect to recover our recorded investment on an amortized cost basis based on credit characteristics of the investment. If, based upon our analysis, any of those conditions exist for a given security, we would generally be required to record an impairment charge in the amount of the difference between the carrying amounts and estimated fair value of such security. Based on our analysis there were no investment securities considered to be other-than-temporarily impaired at September 30, 2017 or December 31, 2016.
Deposits
Our strategy is to fund asset growth primarily with low-cost customer deposits in order to maintain a stable liquidity profile and net interest margin.
As of September 30, 2017, our core deposits, which we define as demand deposits, savings and money market accounts, excluding brokered, increased by $16.2 million as compared to December 31, 2016. The increase was mainly the result of the Company's continued focus on growing low-cost core deposits. The average contractual rate on core deposits increased to 0.25% at September 30, 2017, from 0.20% at December 31, 2016.
Time deposit balances increased by $149.5 million during the nine months ended September 30, 2017. At September 30, 2017, our wholesale time deposits increased by $11.3 million, while retail time deposits increased by $138.2 million as compared to December 31, 2016. The average contractual rate on time deposits increased to 1.13% from 0.93% at December 31, 2016. The weighted average contractual rate of deposits increased to 0.51% from 0.41% for the periods ended September 30, 2017 and December 31, 2016, respectively.
The following table sets forth the balances and average contractual rates payable to customers on our deposits, segmented by account type as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017			December 31, 2016			Year to Date Change
	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent of Total	Weighted Average Contractual Rate	Amount	Percent
Non-interest bearing demand	$1,631,526	20.1%	—%	$1,590,164	20.2%	—%	$41,362	2.6%
Interest bearing demand	1,846,172	22.7%	0.26%	1,930,143	24.5%	0.24%	(83,971)	(4.4)%
Savings	471,931	5.8%	0.18%	497,171	6.3%	0.18%	(25,240)	(5.1)%
Money market	1,735,107	21.4%	0.47%	1,651,023	21.0%	0.35%	84,084	5.1%
Total core deposits	5,684,736	70.0%	0.25%	5,668,501	72.0%	0.20%	16,235	0.3%
Brokered money market	150,073	1.8%	1.36%	74,815	0.9%	0.89%	75,258	100.6%
Customer time deposits	2,015,301	24.8%	1.10%	1,877,132	23.8%	0.90%	138,169	7.4%
Wholesale time deposits	271,514	3.4%	1.32%	260,180	3.3%	1.17%	11,334	4.4%
Total time deposits	2,286,815	28.2%	1.13%	2,137,312	27.1%	0.93%	149,503	7.0%
Total deposits	$8,121,624	100.0%	0.51%	$7,880,628	100.0%	0.41%	$240,996	3.1%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

(Dollars in thousands)	Three Months Ended
	September 30, 2017		December 31, 2016
	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing demand	$1,636,625	—%	$1,508,496	—%
Interest bearing
Interest bearing demand	1,839,844	0.28%	1,748,269	0.21%
Savings	477,530	0.18%	471,466	0.18%
Money market	1,858,223	0.52%	1,601,167	0.37%
Time deposits (1)	2,274,258	1.03%	2,049,066	0.88%
Total deposits	$8,086,480	0.48%	$7,378,464	0.39%

(1)
The average rates on time deposits include the amortization of premiums on time deposits assumed in connection with the acquisitions and paid to brokers on wholesale deposits. Such premiums were required to be recorded to initially record these deposits at their fair values as of the respective acquisition dates.

The following table sets forth our time deposits segmented by maturity and deposit amount:

(Dollars in thousands)	September 30, 2017
Months to maturity:	Time Deposits of $100K and Greater	Time Deposits of Less than $100K	Total
Three or less	$279,172	$111,133	$390,305
Over three to six	135,228	97,787	233,015
Over six to twelve	298,897	216,354	515,251
Over twelve	698,020	450,224	1,148,244
Total time deposits	$1,411,317	$875,498	$2,286,815

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
The following table sets forth a reconciliation of tangible book value and tangible book value per share to total shareholders’ equity, which is the most directly comparable GAAP measure:

(Dollars and shares in thousands, except per share amounts)
	September 30, 2017	December 31, 2016
Total shareholders’ equity	$1,354,619	$1,292,047
Less: goodwill	(231,292)	(235,500)
Less: intangible assets	(27,938)	(33,370)
Tax effect on intangible assets (1)	10,479	12,694
Tangible book value	$1,105,868	$1,035,871
Common shares outstanding	52,027	51,765
Book value per share	$26.04	$24.96
Tangible book value per share	$21.26	$20.01

(1)	Tax effected at a blended income tax rate of 38%.
The Company operates with a significant level of excess capital above regulatory requirements (see the table below for the historical capital ratios as well as minimum and well capitalized ratio requirements).
As of September 30, 2017, we had a Tier 1 leverage ratio of 12.0%, which provided us with $392.2 million in excess capital relative to our longer-term target of 8%. As of September 30, 2017, Capital Bank Corporation had a 10.9% Tier 1 leverage ratio, a 12.7% Tier 1 common capital ratio, a 12.7% Tier 1 risk-based ratio and a 13.2% Total risk-based capital ratio.
As of December 31, 2016, we had a Tier 1 leverage ratio of 12.2%, which provided us with $380.7 million in excess capital relative our longer-term planning target of 8%. As of December 31, 2016, Capital Bank Corporation had a 11.2% Tier 1 leverage ratio, a 12.4% Tier I common capital ratio, a 12.4% Tier 1 risk-based ratio and an 12.9% total risk-based capital ratio.

The minimum ratios along with the actual ratios for us and Capital Bank Corporation as of September 30, 2017 and December 31, 2016 are presented in the following tables:

			Actual
September 30, 2017	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2017	December 31, 2016
Tier 1 Leverage Capital
(to Average Assets)
CBF Consolidated	N/A	≥ 4.0%	12.0%	12.2%
Bank	≥ 5.0%	≥ 4.0%	10.9%	11.2%
Tier 1 Common Equity Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 4.5%	12.7%	12.4%
Bank	≥ 6.5%	≥ 4.5%	12.7%	12.4%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 6.0%	14.0%	13.5%
Bank	≥ 8.0%	≥ 6.0%	12.7%	12.4%
Total Risk-based Capital
(to Risk-weighted Assets)
CBF Consolidated	N/A	≥ 8.0%	14.5%	14.0%
Bank	≥ 10.0%	≥ 8.0%	13.2%	12.9%

	Actual
(Dollars in thousands)	September 30, 2017	December 31, 2016
CBF Consolidated
Tier 1 Leverage Capital	$1,176,655	$1,101,743
Excess Tier 1 Leverage Capital:
vs. 8% target	392,206	380,718
Capital Bank Corporation
Tier 1 Leverage Capital	1,062,316	1,010,409
Excess Tier 1 Leverage Capital:
vs. 8% target	280,431	290,399
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
The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are as follows: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of September 30, 2017, our capital buffer would be 6.5%; well exceeding the 2.5% 2019 requirement.
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
Dividend Program
On October 19, 2017, the Company's board of directors approved a quarterly common dividend of $0.12 per share payable on November 13, 2017 to shareholders of record as of November 3, 2017.
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
As of September 30, 2017 and December 31, 2016, cash and liquid securities totaled 17.3% and 17.0% of assets, respectively, providing ample liquidity to support our existing bank franchise. As of September 30, 2017 and December 31, 2016, the ratio of wholesale to total funding was 13.7%, and 14.3%, respectively, which is below our policy limit of 25%. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. We hold investments in FHLB stock for the purpose of maintaining credit lines with the FHLB. The credit availability is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the FHLB and subject to the pledging of sufficient collateral.
At September 30, 2017 and December 31, 2016, there were $440.5 million and $545.7 million, respectively, in FHLB advances outstanding. In addition, we had $15.8 million and $15.4 million in letters of credit outstanding as of September 30, 2017 and December 31, 2016, respectively. Collateral available under our agreements with the FHLB provided for incremental borrowing availability of up to approximately $566.9 million and $415.9 million, respectively.
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
There are several components to our conservative interest rate strategy. First, we avoid holding loans with long duration. At September 30, 2017, approximately 53% of the loan portfolio was variable rate and of the remaining fixed rate loans, the majority had terms of less than five years. Second, the purpose of our securities portfolio is to provide liquidity and to manage interest rate sensitivity, and as such we limit its duration. At September 30, 2017, securities accounted for 16% of assets, and the effective duration of the portfolio was 3.7 years with limited extension risk to 4.3 years in a plus 300 basis point immediate parallel shift in interest rates. We utilize average life estimates based on prepayment rates obtained from an independent source. Third, we seek to fund the Bank, to the extent possible, with long-duration core deposits, and within core deposits, we emphasize checking account balances as the most stable and least risky source of funds. At September 30, 2017, core deposits accounted for 70% of total deposits, and checking balances accounted for 61% of core deposits.
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
Based upon the current interest rate environment, as of September 30, 2017, our sensitivity to interest rate risk was as follows:

(Dollars in thousands) Interest Rate Change in Basis Points	Next 12 Months Net Interest Income		Economic Value of Equity
	$ Change	% Change	$ Change	% Change
300	$15,415	4.7%	$94,983	6.2%
200	11,539	3.5%	87,629	5.7%
100	6,491	2.0%	60,736	3.9%
—	—	—%	—	—%
(100)	(13,576)	(4.1)%	(121,051)	(7.9)%
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
In the event the model indicates an unacceptable level of risk, we may take a number of actions to reduce this risk, including changing the terms, pricing, and conditions of loans and deposits, the sale of a portion of our available-for-sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps and cash flow hedges. As of September 30, 2017, we were in compliance with all of the limits and policies established by our Board of Directors in predefined plus rate shocks and remained temporarily out of compliance in the minus 100 basis point rate shocks primarily due to the low level of interest rates. We continuously evaluate all balance sheet strategies to optimize the Company’s interest rate risk position and will take prudent actions to maintain an appropriate interest rate risk position based on the level of interest rates and the policies established by our Board of Directors.

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

(b)	Internal Control Over Financial Reporting
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
From time to time we are party to various litigation matters incidental to the conduct of our business. On July 14, 2017, a case captioned Garfield v. First Horizon National Corporation, et al., Index No.CH-17-1022 (the “Garfield Action”), was filed on behalf of a putative class of First Horizon shareholders against First Horizon, its directors, and Capital Bank Financial Corp. in the Chancery Court of Shelby County, Tennessee, Thirtieth Judicial District, in connection with the merger. On August 15, 2017, First Horizon National Corporation made certain supplemental disclosures to the Joint Proxy Statement/Prospectus filed on July 28, 2017. On September 6, 2017, the Court approved the Stipulation and Proposed Order dismissing the Action.
In addition, Capital Bank Financial Corp. and the individual members of the Capital Bank Financial Corp. board of directors have been named as defendants in three substantially similar putative class action lawsuits filed by shareholders of Capital Bank Financial Corp. These actions are captioned: (1) Bushansky v. Capital Bank Financial Corp., et al., No. 3:17-cv-00422 (W.D.N.C. filed July 17, 2017); (2) Parshall v. Capital Bank Financial Corp., et al., No. 3:17-cv-00428 (W.D.N.C. filed July 19, 2017); and (3) Catherine McNamara v. Capital Bank Financial Corp., et al., No. 3:17-cv-00439 (W.D. N.C. filed July 25, 2017). The Parshall complaint also names First Horizon and Firestone Sub, Inc. as defendants. On August 11, 2017, the court ordered the consolidation of the three lawsuits into the lead action captioned In Re: Capital Bank Financial Corp. Stockholder Litigation, No. 3:17-cv-00422.
On August 23, 2017, Capital Bank Financial Corp. made certain supplemental disclosures to the Joint Proxy Statement/Prospectus filed on July 28, 2017. On August 28, 2017, the Court ordered that the Stipulation of Dismissal and Proposed Order was deemed to be a Rule 41(a)(2) Motion to Dismiss and granted such motion.

ITEM 1A: RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
ITEM 2: UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSERT

RAPIMAG
The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Board Program
July 1-30	—	$—	—	$87,616,326
August 1-31	—	—	—	87,616,326
September 1-30	—	—	—	87,616,326
Total	—	$—	—	$87,616,326
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
During the three months ended September 30, 2017, the Company did not repurchase shares.
As of September 30, 2017, the Company has repurchased a total of $312.4 million or 12,739,763 common shares at an average price of $24.52 per share, and had $87.6 million remaining under the current board authorized stock repurchase program.
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

CAPITAL BANK FINANCIAL CORP.

Date:	November 6, 2017	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date:	November 6, 2017	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer
(Principal Accounting Officer)